Form 10-K
period 2002-12-31
QUADRIGA SUPERFUND
filed 2003-03-31
CIK 1168990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2002
                        Commission File Number 333-88460

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from ____________________ to ______________________

                QUADRIGA SUPERFUND, L.P. - SERIES A and SERIES B
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                         98-0375395
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                               LE MARQUIS COMPLEX
                                     UNIT 5
                                  P.O. BOX 1479
                                   GRAND ANSE
                              ST. GEORGE'S GRENADA
                                   WEST INDIES


       Registrant's telephone number, including area code: (473) 439-2418

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes               No   X
                         -----            -----

Indicate by check mark if the disclosure document of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                     Yes               No   X
                         -----            -----

The Registrant has no voting stock. As of December 31, 2002 there were 1004.60 Units (Share Class A: 110.27 and Share Class B: 894.33) of Limited Partnership Interest held by non-affiliates of the Registrant.

Total number of pages 37.

DOCUMENTS INCORPORATED BY REFERENCE

         Prospectus dated October 22, 2002 as amended by Prospectus dated October 31, 2002 included within the Registration Statement on Form S-1 (File No. 333-88460), incorporated by reference into Parts I, II, III and IV.

                                     PART I

ITEM 1.  BUSINESS

         Quadriga Superfund, L.P. is a limited partnership which was organized on May 3, 2002 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Limited Partnership Agreement under which it operates, Quadriga Superfund is organized as two separate series of limited partnership units, Series A and Series B. The Registrant operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and equity markets. Specifically, the Fund trades a portfolio of approximately 100 futures markets using a fully automated computerized trading system. The general partner and trading manager of the Registrant is Quadriga Capital Management, Inc., a Grenada corporation. The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

         The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of 200,000 Units of Limited Partnership at $1,000 each, which registration statement was declared effective on October 22, 2002. The Fund filed an amended registration statement on October 31, 2002 with the U.S. Securities and Exchange Commission to include certain disclosures requested by specific states in which the Fund is selling Units. The Unit selling price during the initial offering period, which ended on October 31, 2002, was $1,000. Since November 1, 2002, Units of Limited Partnership Interests of the Fund have been offered on an ongoing basis during the Fund's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The selling price per Unit during the continuing offering period is the net asset value per Unit as of the last business day of the month in which the subscription is accepted.

         A total of $2,969,434 has been invested in the initial and continuing offering periods through December 31, 2002.

         In addition to making all trading decisions in its capacity as trading manager, Quadriga Capital Management conducts and manages all aspects of the business and administration of the Registrant in its role as general partner.

         The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant's stated term of December 31, 2050; (b) an election to dissolve the Registrant at any time by Limited Partners owning more than 50% of the Units then outstanding;
(c) the withdrawal of Quadriga Capital Management as general partner unless one or more new general partners have been elected or appointed pursuant to the of Limited Partnership Agreement; or (d) with respect to Series A and Series B Units of Limited Partnership Interest, a decline in the aggregate net assets of such a Series to less than $500,000 after commencement of trading.

REGULATION

         Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators" such as Quadriga Capital Management and commodity brokers or "futures commission merchants" such as the Registrant's commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. Quadriga Capital Management and the Registrant's commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Quadriga Capital Management's registration as a commodity pool operator was terminated or suspended, Quadriga Capital Management would be unable to continue to manage the business or the Registrant. Should Quadriga Capital Management's registration be suspended, termination of the Registrant might result.

         In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward and swap contracts, which hare not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

OPERATIONS

         A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under "Summary," "The Risks You Face," "Quadriga Capital Management, Inc.," "Conflicts of Interest," and "Charges to Each Series" and such description is incorporated herein by reference from the Prospectus.

         The Registrant conducts its business solely in the speculative trading of futures and forward contracts and options thereon. The Registrant is a market participant in the "managed futures" industry. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include
(a) pool operators, which conduct and manage all aspects of trading funds such as the Registrant, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

         The Registrant trades in up to approximately 100 futures markets contracts on domestic and international exchanges. The approximate, historical allocation between market sectors is: currencies, 18%; livestock, 5%; agricultural, 10%; metals, 10%; interest rate instruments, 12%; energies, 13%; stock indices, 18%; and grains, 14%. Trading decisions are made using a fully automated computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Registrant will fluctuate from time to time.

         The Registrant may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Quadriga Capital Management will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to what Quadriga Capital Management believes is an increasing utilization of computerized trading methods similar in general to those used by Quadriga Capital Management.

ITEM 2.  PROPERTIES

         The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills.

ITEM 3.  LEGAL PROCEEDINGS

         Quadriga Capital Management is not aware of any material legal proceedings to which it or the Registrant is a party or to which any of their assets are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 2002, there were 8 Limited Partners in Series A of the Registrant and 32 Limited Partners in Series B and a total of approximately 3,004.60 Units of Limited Partnership Interest outstanding.

         Quadriga Capital Management has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Quadriga Capital Management has not made any distributions as of the date hereof.

ITEM 6.  SELECTED FINANCIAL DATA

DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS

--------------------------------------------------------------------------------------------
                                                             SERIES A            SERIES B
--------------------------------------------------------------------------------------------
Total Net Assets                                            1,216,435.00        2,196,981.00
--------------------------------------------------------------------------------------------
Total Income (loss)                                           158,074.00          467,159.00
--------------------------------------------------------------------------------------------
Net Income (loss)                                             108,937.00          335,045.00
--------------------------------------------------------------------------------------------
Net Income (loss) per Unit                                         98.12              176.87
--------------------------------------------------------------------------------------------
Increase (Decrease) in Net Asset Value per Unit                    95.62              159.77
--------------------------------------------------------------------------------------------

Since the Registrant only operated during the months of November and December during 2002, the above date also summarizes quarterly financial information presenting results of operations for the fourth quarter of 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

         The offering of its Units of Limited Partnership Interests commenced on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing.

CAPITAL RESOURCES

         The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

         Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's futures trading operations, the Fund's assets are expected to be highly liquid.

CRITICAL ACCOUNTING POLICIES - VALUATION OF THE FUND'S POSITIONS

         Quadriga Capital Management believes that the accounting policies that will be most critical to the Fund's financial condition and results of operations relate to the valuation of the Fund's positions. The majority of the Fund's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund will also be valued at published daily settlement prices or at dealers' quotes. Thus, Quadriga Capital Management expects that under normal circumstances substantially all of the Fund's assets will be valued on a daily basis using objective measures.

RESULTS OF OPERATIONS

Series A:

The return for the year ended December 31, 2002 was 9.6%. Of this 9.6% increase, approximately 14.0% was due to trading gains (before commissions) and approximately 0.1% was due to interest income, offset by approximately 4.5% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees.

Series B:

The return for the year ended December 31, 2002 was 16.0%. Of this 16.0% increase, approximately 23.2% was due to trading gains (before commissions) and approximately 0.1% was due to interest income, offset by approximately 7.3% due to management fees, organization expenses, operating expenses, selling commission and incentive fees.

Fund Results for November 2002:

         The fund started trading on November 5, 2002 with invested capital of US$ 2,372,998 in Series A and B combined (Series A: $1,032,998 and Series B:
$1,340,000. The fund opened, based on a long-term bearish trend in equity markets, by establishing short positions in most stock indices globally (United States and abroad) which resulted in moderate losses for the month of November due to continued upward movement which began in October 2002. In addition, long positions in Bonds resulted in moderate losses.

         New short positions in the U.S. Dollar vis-a-vis other currencies resulted in flat performance for the month due to the absence of a clear trend definition.

         Long positions in the energy sector (crude oil, natural gas) showed modest gains due to increased tension concerning the political situation in Iraq.

         The best performance for the month of November resulted from long positions in the commodities market (coffee, sugar, zinc, lead and copper).

         On balance, the Fund had negative performance in the month of November with Series A losing 3.6 % and Series B posting a loss of 5.8%.

Fund Results for December 2002:

         Most positions established during November were continued into December. Stock Indices moved lower in all major markets due to increased tension in the Middle East and the potential of war in Iraq.

         The U.S. Dollar lost more ground to the Euro which resulted in a three year low of the U.S. Dollar versus the Euro. In addition, the Japanese Yen also gained against the Dollar and most positions within the currency sector performed extremely well for the Fund.

         Energy prices saw a rally in December due to the looming war and the cold winter in many parts of the United States resulting in much lower inventories than anticipated. The volatility of these markets increased dramatically.

         The only losing positions for the month came from coffee and corn as well as some of the metals (with the exception of gold and silver).

         The Fund had exceptionally good performance in December. Series A posted a gain of 13.6% whereas Series B posted a gain of 23.2%.

OFF-BALANCE SHEET RISK

         The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Quadriga Capital Management was unable to offset such positions, the Fund could experience substantial losses. Quadriga Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.

         In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

         In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Quadriga Capital Management trades for the Fund only with those counterparties which it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance

         The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

         Market movements can produce frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

         The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

Standard of Materiality

         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund's market sensitive instruments.

QUANTIFYING THE FUND'S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

         The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

         The Fund's risk exposure in the various market sectors traded by Quadriga Capital Management is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized).

         Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

         In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

         In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Fund in expressing Value at Risk in a functional currency other than Dollars.

         In quantifying the Fund's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been taken into account.

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2002 and the trading gains/losses by market category for the year then ended. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2002, the Fund's net asset value was approximately $3,413,416.

SERIES A:

--------------------------------------------------------------------------------
SECTOR                        VALUE AT RISK (USD)     % OF TOTAL CAPITALIZATION
                                                               (NET ASSETS)
--------------------------------------------------------------------------------
Agricultural Products              29,723                         2.44
--------------------------------------------------------------------------------
Metals                             57,296                         4.71
--------------------------------------------------------------------------------
Energy                             58,578                         4.82
--------------------------------------------------------------------------------

SERIES B:

--------------------------------------------------------------------------------
SECTOR                        VALUE AT RISK (USD)     % OF TOTAL CAPITALIZATION
                                                               (NET ASSETS)
--------------------------------------------------------------------------------
Agricultural Products               76,148                        3.47
--------------------------------------------------------------------------------
Metals                             131,180                        5.97
--------------------------------------------------------------------------------
Energy                             174,929                        7.96
--------------------------------------------------------------------------------

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

         The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables -- as well as the past performance of the Fund -- give no indication of this "risk of ruin."

NON-TRADING RISK

         The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills. The market risk represented by these investments is immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

         The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by Quadriga Capital Management for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

         The following were the primary trading risk exposures of the Fund as of December 31, 2002, by market sector.

Currencies

         The Fund's currency exposure is to exchange rate those, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Quadriga Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. As of December 31, 2002, the fund had no exposure to the currency market based on open positions on such date

Interest Rates

         Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of December 31, 2002, the fund had no exposure to the interest rate market based on open positions on such date.

Stock Indices

         Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. As of December 31, 2002, the fund had no exposure to stock indices based on open positions on such date.

Energy

         The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. As of December 31, 2002, energy exposure was the greatest among all market sections.

Metals

         The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2002 was relatively high in comparison to historic levels due to profit taking in other positions.

Agricultural Market

         The Fund's agricultural market exposure is completed to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. Although liquidity in these markets is not as high as in some of the other sectors, the exposure to these markets as of December 31, 2002 was relatively high in comparison to historic levels due to profit taking in other positions.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of December 31, 2002.

Foreign Currency Balances

         The Fund's primary foreign currency balances are in the G-7 countries along with Spain and Asian markets. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than weekly, and more frequently if a particular foreign currency balance becomes unusually large based on Quadriga Capital Management's experience).

Treasury Bill Positions

         The Fund's only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Fund holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Substantial or sudden fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's Treasury Bills, although substantially all of these short-term investments are held to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         The means by which the Fund and Quadriga Capital Management, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Quadriga Capital Management applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Quadriga Capital Management follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which the Fund's brokers must attempt to close out open positions.

         Quadriga Capital Management controls the risk of the Fund's non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

GENERAL

         The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X appear beginning on page A-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART II

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Quadriga Capital Management in its capacity as general partner. Quadriga Capital Management has been registered with the Commodity Futures Trading Commission as a commodity pool operator since May 2001. Its main business address is Le Marquis Complex, Unit 5, P.O. Box 1479, Grand Anse, St. George's, Grenada, West Indies, (473) 439-2418. Quadriga Capital Management's directors and executive officers are as follows:

         CHRISTIAN BAHA is Quadriga Capital Management's President and founder. He is a graduate of the police academy in Vienna, Austria and a student of the Business University of Vienna, Austria. Mr. Baha started a business with Christian Halper in 1991 to develop and market financial software applications to institutions in Austria. From that development, two independent companies were formed: Teletrader.com Software AG and Quadriga Beteiligungs - und Vermogens AG. Teletrader.com is a publicly-held company that offers financial software products for institutions and is listed on the Austria Stock Exchange. Quadriga Beteiligungs - und Vermogens AG was founded in 1995. Mr. Baha resides in Monte Carlo where he directs the strategic worldwide expansion of the Quadriga group of companies.

         GERHARD ENTZMANN is Quadriga Capital Management's secretary and has been associated with the company since 2001. He has been involved in managing Quadriga Capital Management's fund management business for U.S. products. Mr. Entzmann received a degree in mechanical engineering from the University of Vienna and in June 2001 he received his doctor's degree. He was a research assistant at the Institute for Internal Combustion Engines and Vehicle Engineering at the Technical University of Vienna from 1994 to 2001. Mr. Entzmann has a strong background in data analysis and systems engineering.

         There has never been a material administrative, civil or criminal action brought against Quadriga Capital Management or any of its directors, executive officers, promoters or control persons.

         Quadriga Capital Management has previously filed a Form 5 with the U.S. Securities and Exchange Commission with respect to its ownership interest of Units in the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

         The Registrant is managed by its general partner, Quadriga Capital Management. Quadriga Capital Management receives a monthly management fee of 1/12 of 1.85% (1.85% annually) and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each month, exclusive of appreciation attributable to interest income.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2002, no Units of Limited Partnership were owned or held by an officer of Quadriga Capital Management.

          (b) Security Ownership of Management. As of December 31, 2002, Quadriga Capital Management owned 1,000 Units of Series A and 1,000 Units of Series B having a combined value of $2,255,390 . Units of General Partnership Interest will be owned by Quadriga Capital Management as an investment and in its capacity as general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of Quadriga Capital Management have concluded that the Fund has effective disclosure controls and procedures to ensure that material information relating to the Fund is made known to them by others within the Fund, particularly during the period in which this annual report is being prepared. The principal executive officer and principal financial officer of Quadriga Capital Management have evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this annual report (the "Evaluation Date") and have based the foregoing conclusion about the effectiveness of the Fund's disclosure controls and procedures based on their evaluation as of the Evaluation Date.

         During the period covered by this annual report, there have been no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The Following documents are filed as part of this report:

              (1)  See Financial Statements beginning on page A-1 hereof.

              (2)  Schedules:

                   Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

              (3)  The exhibits listed in the "Index to Exhibits."

         (b)       Reports on Form 8-K

                   None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized on March 28, 2003.

                                           QUADRIGA SUPERFUND, L.P.

                                           By: QUADRIGA CAPITAL MANAGEMENT, INC.
                                               General Partner


                                           By:  /s/ Christian Baha
                                              ----------------------------------
                                              Christian Baha
                                              President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2003.

      Signature                                         Capacity
      ---------                                         --------

/s/  Christian Baha
-----------------------------                           President
Christian Baha

/s/  Gerhard Entzmann
-----------------------------                           Secretary
Gerhard Entzmann

                                 CERTIFICATION



I, Christian Baha, the chief executive officer of Quadriga Superfund, L.P., certify that:

1. I have reviewed this annual report on Form 10-K of Quadriga Superfund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003

/s/ Christian Baha
Chief Executive Officer

                                 CERTIFICATION


I, Gerhard Entzmann, the chief financial officer of Quadriga Superfund, L.P., certify that:

1. I have reviewed this annual report on Form 10-K of Quadriga Superfund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

/s/ Gerhard Entzmann
Chief Financial Officer

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 2002

QUADRIGA SUPERFUND, L.P. - SERIES A AND B

CONTENTS


--------------------------------------------------------------------------------

AFFIRMATION OF THE COMMODITY POOL OPERATOR                A-3

INDEPENDENT AUDITORS' REPORT                              A-4


FINANCIAL STATEMENTS

         Statements of Assets and Liabilities             A-5

         Condensed Schedules of Investments               A-6 - 7

         Statements of Operations                         A-8

         Statements of Changes in Net Assets              A-9

         Statements of Cash Flows                         A-10

         Notes to Financial Statements                    A-11 - 16

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B

                   AFFIRMATION OF THE COMMODITY POOL OPERATOR


                                 --------------


To the best of the knowledge and belief of the undersigned, the information contained in the annual report for the period from November 5, 2002 (commencement of operations) through December 31, 2002 is accurate and complete.






                              /s/ Gerhard Entzmann
                    ---------------------------------------
                       Gerhard Entzmann, Vice President of
                     Quadriga Capital Management, Inc., the
          General Partner of Quadriga Superfund, L.P. - Series A and B






                            Commodity Pool Operator:
                        Quadriga Capital Management, Inc.
                                  P.O. Box 1479
                            Grand Anse, St. George's
                                  Grenada W.I.
                                 (473) 439-2418





                                 Commodity Pool:
                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B

                          Independent Auditors' Report



The Partners
Quadriga Superfund L.P. - Series A and B:

We have audited the accompanying statements of assets and liabilities of Quadriga Superfund, L.P. - Series A and Series B (the Fund), including the condensed schedules of investments as of December 31, 2002, and the related statements of operations, changes in net assets and cash flows for the period from November 5, 2002 (commencement of operations) through December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quadriga Superfund, L.P. - Series A and Series B as of December 31, 2002 and the results of its operations, and its cash flows for the period from November 5, 2002 (commencement of operations) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP


March 7, 2003

QUADRIGA SUPERFUND, L.P. - SERIES A AND B


STATEMENTS OF ASSETS AND LIABILITIES


DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                                         SERIES A      SERIES B
ASSETS

US GOVERNMENT SECURITIES, at market
(Series A cost $944,085, Series B cost $1,540,776)     $  945,098     $1,542,197

NET EQUITY IN FUTURES CONTRACTS                            68,338        192,020

DUE FROM BROKER                                           816,407      1,152,562


CASH                                                      402,631        396,680
                                                       ----------     ----------
         Total assets                                   2,232,474      3,283,459
                                                       ----------     ----------

LIABILITIES

ADVANCE CAPITAL CONTRIBUTIONS                             972,745        961,768


FEES PAYABLE                                               43,294        124,710
                                                       ----------     ----------

         Total liabilities                              1,016,039      1,086,478
                                                       ----------     ----------

NET ASSETS                                             $1,216,435     $2,196,981
                                                       ==========     ==========

NUMBER OF SHARES                                        1,110.275      1,894.331
                                                       ==========     ==========

NET ASSETS VALUE PER SHARE                             $ 1,095.62     $ 1,159.77
                                                       ==========     ==========


See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B


CONDENSED SCHEDULES OF INVESTMENTS


DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                             FACE VALUE      PERCENTAGE       MARKET OR
                                                                            OF NET ASSETS     UNREALIZED
SERIES A
   INVESTMENTS IN SECURITIES, AT MARKET
     DEBT SECURITIES
       UNITED STATES
         United States Treasury Bills due May 29, 2003
          (cost $944,085), securities are held in margin
          accounts as collateral for open futures
          and forward contracts                               $950,000        77.7%      $945,098
                                                                              ====       ========

FUTURES AND FORWARD CONTRACTS, AT UNREALIZED
  SECTOR
    ENERGY
      Futures contracts purchased                                              3.3%      $ 40,276
                                                                               ---       --------
    GRAINS
      Futures contracts purchased                                              0.1            731
      Futures contracts sold                                                  (0.2)        (2,368)
                                                                               ---       --------
    TOTAL GRAINS                                                              (0.1)        (1,637)
                                                                               ---       --------
    LIVESTOCK
      Futures contracts purchased                                              0.3          3,180
                                                                               ---       --------
    METALS
      Futures contracts purchased                                              2.9         35,700
      Futures contracts sold                                                   0.1            900
                                                                               ---       --------
        Total futures contracts                                                3.0         36,600
                                                                               ---       --------
      Unrealized appreciation on forward contracts                             0.1            986
      Unrealized depreciation on forward contracts                            (0.6)        (7,644)
                                                                               ---       --------
        Total forward contracts                                               (0.5)        (6,658)
                                                                               ---       --------
    TOTAL METALS                                                               2.5         29,942
                                                                               ---       --------
    SOFTS
      Futures contracts sold                                                  (0.3)        (3,423)
                                                                               ---       --------
TOTAL FUTURES AND FORWARD CONTRACTS, AT UNREALIZED                             5.7       $ 68,338
                                                                               ===       ========

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
  JAPAN                                                                        2.2         26,536
  UNITED KINGDOM                                                               0.7          8,142
  UNITED STATES                                                                2.8         33,660
                                                                               ---       --------

TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                 5.7       $ 68,338
                                                                               ===       ========

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B

================================================================================
DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                                 FACE       PERCENTAGE OF       MARKET OR
                                                                                 VALUE        NET ASSETS       UNREALIZED
SERIES B
   INVESTMENTS IN SECURITIES, AT MARKET
     DEBT SECURITIES
       UNITED STATES
         United States Treasury Bills due May 29, 2003 (cost $1,540,776), securities are held in margin accounts as collateral for open
         futures and forward contracts                                         $1,550,000        70.2%          $1,542,197
                                                                                                ======          ==========
FUTURES AND FORWARD CONTRACTS, AT UNREALIZED
       SECTOR
         ENERGY
           Futures contracts purchased                                                            5.5%           $ 120,786
                                                                                                ------          ----------
         GRAINS
           Futures contracts purchased                                                            -                    676
           Futures contracts sold                                                                (0.3)              (6,308)
                                                                                                ------          ----------
         TOTAL GRAINS                                                                            (0.3)              (5,632)
                                                                                                ------          ----------
         LIVESTOCK
           Futures contracts purchased                                                            0.4                8,820
                                                                                                ------          ----------
         METALS
           Futures contracts purchased                                                            4.2               92,818
           Futures contracts sold                                                                 0.1                2,286
                                                                                                ------          ----------
             Total futures contracts                                                              4.3               95,104
                                                                                                ------          ----------
           Unrealized appreciation on forward contracts                                           0.3                7,562
           Unrealized depreciation on forward contracts                                          (1.2)             (25,854)
                                                                                                ------          ----------
             Total forward contracts                                                             (0.9)             (18,292)
                                                                                                ------          ----------
         TOTAL METALS                                                                             3.5               76,812
                                                                                                ------          ----------
         SOFTS
           Futures contracts sold                                                                (0.4)              (8,951)
                                                                                                ------          ----------
         INDICES
           Futures contracts purchased                                                            -                    185
                                                                                                ------          ----------
         TOTAL FUTURES AND FORWARD CONTRACTS, AT UNREALIZED                                       8.7%           $ 192,020
                                                                                                ======          ==========

         FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
           JAPAN                                                                                  3.0%           $  66,227
           UNITED KINGDOM                                                                         1.0               22,307
           UNITED STATES                                                                          4.7              103,486
                                                                                                ------          ----------
         TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                           8.7%           $ 192,020
                                                                                                ======          ==========


See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B

STATEMENTS OF OPERATIONS

================================================================================
PERIOD FROM NOVEMBER 5, 2002 (COMMENCEMENT OF OPERATIONS) THROUGH
DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                         SERIES A     SERIES B

INVESTMENT INCOME, interest                              $   1,100    $   1,543
                                                         ---------    ---------

EXPENSES
     Management fee                                          3,486        5,536
     Organization costs                                      1,885        2,993
     Operating expenses                                        282          449
     Selling commission                                      7,538       11,969
     Incentive fee                                          35,946      111,167
                                                         ---------    ---------

         Total expenses                                     49,137      132,114
                                                         ---------    ---------

NET INVESTMENT INCOME (LOSS)                               (48,037)    (130,571)
                                                         ---------    ---------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
     Net realized gain (loss) on futures contracts          88,636      273,596
     Net change in unrealized appreciation on futures
contracts                                                   68,338      192,020
                                                         ---------    ---------

NET GAIN (LOSS) ON INVESTMENTS                             156,974      465,616
                                                         ---------    ---------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS    $ 108,937    $ 335,045
                                                         ---------    ---------




See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B


STATEMENTS OF CHANGES IN NET ASSETS


================================================================================

PERIOD FROM NOVEMBER 5, 2002 (COMMENCEMENT OF OPERATIONS) THROUGH
DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                   SERIES A         SERIES B
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS:
   Net investment income (loss)                                   $   (48,037)     $  (130,571)
   Net realized gain (loss) on futures contracts                       88,636          273,596
   Net change in unrealized appreciation on futures contracts          68,338          192,020
                                                                  -----------      -----------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                  108,937          335,045

CAPITAL SHARE TRANSACTIONS
    Issuance of shares                                              1,107,498        1,861,936
                                                                  -----------      -----------

NET ASSETS, end of period                                         $ 1,216,435      $ 2,196,981
                                                                  ===========      ===========
















See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B


STATEMENTS OF CASH FLOWS


================================================================================

PERIOD FROM NOVEMBER 5, 2002 (COMMENCEMENT OF OPERATIONS) THROUGH
DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                SERIES A         SERIES B
CASH FLOWS FROM OPERATING ACTIVITIES
    Net increase (decrease) in net assets from operations     $   108,937      $   335,045
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Changes in operating assets and liabilities:
            US Government securities                             (945,098)      (1,542,197)
            Due from brokers                                     (816,407)      (1,152,562)
            Net equity in futures and forward contracts           (68,338)        (192,020)
            Fees payable                                           43,294          124,710
                                                              -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (1,677,612)      (2,427,024)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
    Capital contributions, net of change in
    advance capital contributions                               2,080,243        2,823,704
                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH                                   402,631          396,680

CASH, beginning of period                                               -                -
                                                              -----------      -----------

CASH, end of period                                           $   402,631      $   396,680
                                                              ===========      ===========










See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B


NOTES TO FINANCIAL STATEMENTS

================================================================================

1.   NATURE OF OPERATIONS

Organization and Business

Quadriga Superfund, L.P. (the "Fund"), a Delaware Limited Partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America and International commodity equity markets using a strategy developed by Quadriga Capital Management, Inc., the General Partner and Trading Manager of the Fund. The Fund has issued two classes of Units, Series A and Series B.

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the General Partner or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.

2.   SIGNIFICANT ACCOUNTING POLICIES

Valuation of Investments in Futures and Forward Contracts

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotes are readily available.

The average fair value for the period from November 5, 2002 (commencement of operations) through December 31, 2002 was $28,492 and $80,943 for Series A and Series B, respectively.

Translation of Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the year end exchange rates. Purchases and sales of investments, and income and expenses, that are denominated in foreign currencies, are translated into U.S. dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statements of operations.

The Fund does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the statements of operations.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B


NOTES TO FINANCIAL STATEMENTS

================================================================================


Investment Transactions and Related Investment Income

Investment transactions are accounted for on a trade-date basis. Interest is recognized on the accrual basis.

Income Taxes

The Fund does not record a provision for income taxes because the partners report their share of the Fund's income or loss on their income tax returns. The financial statements reflect the Fund's transactions without adjustment, if any, required for income tax purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.

3.   DUE FROM BROKERS

Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short.

In the normal course of business, all of the Fund's securities transactions, money balances and security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. The General Partner monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

4.   ALLOCATION OF NET PROFITS AND LOSSES

In accordance with the Limited Partnership Agreement, net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B
================================================================================

NOTES TO FINANCIAL STATEMENTS

Advance capital contributions represent cash received prior to December 31, 2002 for January contributions of the subsequent year and do not participate in the earnings of the Fund until January 1, 2003.

5.   RELATED PARTY TRANSACTIONS

In accordance with the Limited Partnership Agreement, Quadriga Capital Management, Inc., the General Partner shall be paid a monthly management fee equal to one-twelfth of 1.85% (1.85% per annum), a monthly organization and offering fee equal to one-twelfth of 1% (1% per annum), and monthly operating expenses equal to one-twelfth of .15% (.15% per annum), of the month end net asset value of the fund. In accordance with the Prospectus dated October 31, 2002 Part One-Disclosure Document, Quadriga Asset Management, Inc., shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum), of the month end net asset value of the Fund.

The General Partner will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B


NOTES TO FINANCIAL STATEMENTS


================================================================================

6.   FINANCIAL HIGHLIGHTS

Financial highlights for the period November 5, 2002 (commencement of operations) through December 31, 2002 are as follows:


                                                      SERIES A     SERIES B

Total  return
  Total return before incentive fees                      12.8%         21.9%
  Incentive fees                                          (3.2)         (5.9)
                                                     ---------     ---------

Total  return after incentive fees                         9.6%         16.0%
                                                     =========     =========
Ratio to average partners' capital
  Operating expenses before incentive fees                 1.2%          1.0%
  Incentive fees                                           3.2           6.4
                                                     ---------     ---------

  Total expenses                                           4.4%          7.4%
                                                     =========     =========

  Net investment income (loss)                            (4.3)%        (7.4)%
                                                     =========     =========

Net asset value per unit, beginning of period        $1,000.00     $1,000.00
                                                     ---------     ---------
  Per unit operating performance
    Net investment income (loss)                        (43.66)       (70.54)
    Net gain (loss) on investments                      139.28        230.31
                                                     ---------     ---------

  Net increase in net assets from operations             95.62        159.77
                                                     ---------     ---------

Net asset value per unit, end of period              $1,095.62     $1,159.77
                                                     =========     =========


Financial highlights are calculated for each series taken as a whole. An individual partner's return and ratios may vary based on the timing of capital transactions.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B


NOTES TO FINANCIAL STATEMENTS

================================================================================

7.   FINANCIAL INSTRUMENT RISK

In the normal course of its business the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counter party to an OTC contract.

Market risks is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity of security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counter party to the transactions. The Fund's risk of loss in the event of counter party default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund's assets are ADM Investor Services Inc., FIMAT USA Inc., and Man Financial.

The General Partner monitors and controls the Fund's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow the Fund's General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions and collateral positions.

QUADRIGA SUPERFUND, L.P. - SERIES A AND B


NOTES TO FINANCIAL STATEMENTS

================================================================================


The majority of these instruments mature within one year of December 31, 2002. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

8.   SUBSCRIPTIONS AND REDEMPTIONS

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to HSBC Bank USA (the "Escrow Agent"). Subscriptions must be accepted or rejected by Quadriga Capital Management, Inc. within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or subscription funds returned. The Escrow Agent will invest the subscription funds in short-term United States Treasury bills or comparable authorized instruments while held in escrow.

A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such withdrawal to Quadriga Capital Management, Inc. not less than ten business days prior to the end of the month (or such shorter period as permitted by Quadriga Capital Management, Inc.) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers' positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay.

9.   SUBSEQUENT EVENTS

For January 2003 and February 2003, the Fund received capital contributions of approximately $2,203,000 in Series A and $2,796,000 in Series B.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------

1.01* Form of Selling Agreement among each Series, Quadriga Capital Management and the Selling Agent.

1.02* Form of Additional Selling Agent among each Series, Quadriga Capital Management and the Additional Selling Agent.

          a. Quadriga Superfund, L.P. Limited Partnership Agreement.

          b. Certificate of Limited Partnership.

10.01*    Form of Customer Agreement between each Series and the Clearing
          Brokers.

10.02*    Subscription Agreement and Power of Attorney.

10.03*    Form of Escrow Agreement between each Series and HSBC Bank USA.

99        Certifications of Chief Officers

---------------------

* Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-88460) filed on October 22, 2002, as amended on October 31, 2002.

Upon request, the Registrant will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.