Form 10-Q
period 2003-03-31
QUADRIGA SUPERFUND
filed 2003-05-15
CIK 1168990

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003
                                 --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File number:   333-88460
                          ---------


                            QUADRIGA SUPERFUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         Delaware                                       98-0375395
---------------------------               --------------------------------------
  (State of Organization)                  (IRS Employer Identification Number)

Le Marquis Complex, Unit 5
P.O. Box 1479
Grand Anse
St. George's, Grenada
West Indies                                                      N/A
--------------------------------------------         ---------------------------
(Address of principal executive offices)                      (Zip Code)

(473) 439-2418
--------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                     Total number of Pages: 26 plus exhibits

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Quadriga Superfund, L.P. -- Series A are included in Item 1:

                                                                                                                   Page
                                                                                                                   ----
FINANCIAL STATEMENTS

            Statements of Assets and Liabilities as of March 31, 2003 and December 31, 2003                        3

            Condensed Schedule of Investments as of March 31, 2003                                                 4

            Condensed Schedule of Investments as of December 31, 2002                                              5

            Statement of Operations as of March 31, 2003                                                           6

            Statement of Changes in Net Assets as of March 31, 2003                                                7

            Statement of Cash Flows as of March 31, 2003                                                           8

The following financial statements of Quadriga Superfund, L.P. -- Series B are included in Item 1:

                                                                                                                        Page
                                                                                                                        ----
FINANCIAL STATEMENTS

            Statements of Assets and Liabilities as of March 31, 2003 and December 31, 2002                             9

            Condensed Schedule of Investments as of March 31, 2003                                                      10

            Condensed Schedule of Investments as of December 31, 2002                                                   11

            Statement of Operations as of March 31, 2003                                                                12

            Statement of Changes in Net Assets as of March 31, 2003                                                     13

            Statement of Cash Flows as of March 31, 2003                                                                14

NOTES TO SERIES A AND SERIES B UNAUDITED FINANCIAL STATEMENTS DATED MARCH 31, 2003                                      15-18

                      QUADRIGA SUPERFUND, L.P. -- Series A
                      STATEMENTS OF ASSETS AND LIABILITIES
                March 31, 2003 (Unaudited) and December 31, 2002
                                    (Audited)



                                                                                  March 31, 2003     December 31, 2002
                                                                                  --------------     -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
 (March 31, 2003 cost $3,227,282; December 31, 2002 cost $944,085)                 $    3,233,903      $       945,098

NET EQUITY IN FUTURES AND FORWARD CONTRACTS                                                92,923               68,338

DUE FROM BROKER                                                                         1,366,165              816,407

CASH                                                                                    1,041,987              402,631
                                                                                   --------------      ---------------

            Total assets                                                                5,734,978            2,232,474
                                                                                   --------------      ---------------


LIABILITIES

ADVANCE CAPITAL CONTRIBUTIONS                                                           1,510,042              972,745

FEES PAYABLE                                                                               24,645               43,294
                                                                                   --------------      ---------------

            Total liabilities                                                           1,534,687            1,016,039
                                                                                   --------------      ---------------

NET ASSETS                                                                         $    4,200,291      $     1,216,435
                                                                                   ==============      ===============


NUMBER OF SHARES                                                                        3,847.317            1,110.275

NET ASSET VALUE PER SHARE                                                          $     1,091.75      $      1,095.62
                                                                                   ==============      ===============






            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- Series A
                        CONDENSED SCHEDULE OF INVESTMENTS
                           March 31, 2003 (Unaudited)


                                                                                          PERCENTAGE OF             MARKET OR
                                                                    FACE VALUE              NET ASSETS             UNREALIZED
UNITED STATES DEBT SECURITIES, AT MARKET
     United States Treasury Bills due May 29, 2003
      (cost $3,227,282), securities are held in margin
      accounts as collateral for open futures                       $ 3,240,000                77.0    %        $       3,233,903
                                                                                         =================      =================
FUTURES CONTRACTS, AT UNREALIZED

     SECTOR
            CURRENCIES
                  Futures contracts purchased                                                   0.1                         4,501
                  Futures contracts sold                                                       (0.2)                      (6,366)
                                                                                         -----------------      -----------------
                       Total futures contracts                                                 (0.1)                      (1,865)
                                                                                         -----------------      -----------------

            GRAINS
                  Futures contracts purchased                                                   0.1                         2,255
                  Futures contracts sold                                                        0.0                       (1,119)
                                                                                         -----------------      -----------------
                       Total futures contracts                                                  0.1                         1,136
                                                                                         -----------------      -----------------

            INDICES
                  Futures contracts purchased                                                   1.2                        50,675
                  Futures contracts sold                                                       (0.3)                     (14,472)
                                                                                         -----------------      -----------------
                       Total futures contracts                                                  0.9                        36,203
                                                                                         -----------------      -----------------

            LIVESTOCK
                  Futures contracts purchased                                                   0.0                         1,440
                                                                                         -----------------      -----------------

            METALS
                  Futures contracts purchased                                                   1.7                        69,849
                  Futures contracts sold                                                       (0.8)                     (31,987)
                                                                                         -----------------      -----------------
                       Total futures contracts                                                  0.9                        37,862
                                                                                         -----------------      -----------------

            SOFTS
                  Futures contracts purchased                                                   0.8                        32,115
                  Futures contracts sold                                                       (0.4)                     (13,968)
                                                                                         -----------------      -----------------
                       Total futures contracts                                                  0.4                        18,147
                                                                                         -----------------      -----------------

TOTAL FUTURES CONTRACTS, AT UNREALIZED                                                          2.2    %        $          92,923
                                                                                         =================      =================

FUTURES CONTRACTS BY COUNTRY COMPOSITION
     JAPAN                                                                                      1.5    %        $          62,763
     UNITED STATES                                                                              0.7                        29,706
     OTHER                                                                                      0.0                           454
                                                                                         -----------------      -----------------
TOTAL FUTURES CONTRACTS BY COUNTRY                                                              2.2    %        $          92,923
                                                                                         =================      =================

            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- Series A
                        CONDENSED SCHEDULE OF INVESTMENTS
                           December 31, 2002 (Audited)

                                                                                          PERCENTAGE OF            MARKET OR
                                                                       FACE VALUE          NET ASSETS              UNREALIZED
INVESTMENTS IN SECURITIES, AT MARKET
DEBT SECURITIES
      UNITED STATES
      United States Treasury Bills due May 29, 2003 (cost
      $944,085), securities are held in margin accounts as
      collateral for open futures and forward contracts                 $ 950,000             77.7      %       $         945,098
                                                                                         =================      =================
FUTURES AND FORWARD CONTRACTS, AT UNREALIZED
      SECTOR
          ENERGY
               Futures contracts purchased                                                     3.3      %       $          40,276
                                                                                         -----------------      -----------------

          GRAINS
               Futures contracts purchased                                                     0.1                            731
               Futures contracts sold                                                         (0.2)                        (2,368)
                                                                                         -----------------      -----------------
                  TOTAL GRAINS                                                                (0.1)                        (1,637)
                                                                                         -----------------      -----------------

          LIVESTOCK
               Futures contracts purchased                                                     0.3                          3,180
                                                                                         -----------------      -----------------

          METALS
               Futures contracts purchased                                                     2.9                         35,700
               Futures contracts sold                                                          0.1                            900
                                                                                         -----------------      -----------------
                  Total futures contracts                                                      3.0                         36,600
                                                                                         -----------------      -----------------
               Unrealized appreciation on forward contracts                                    0.1                            986
               Unrealized depreciation on forward contracts                                   (0.6)                        (7,644)
                                                                                         -----------------      -----------------
                  Total forward contracts                                                     (0.5)                        (6,658)
                                                                                         -----------------      -----------------
                  TOTAL METALS                                                                 2.5                         29,942
                                                                                         -----------------      -----------------

          SOFTS
               Futures contracts sold                                                         (0.3)                        (3,423)
                                                                                         -----------------      -----------------
                  TOTAL FUTURES AND FORWARD CONTRACTS, AT UNREALIZED                           5.7      %       $          68,338
                                                                                         =================      =================

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
      JAPAN                                                                                    2.2                         26,536
      UNITED KINGDOM                                                                           0.7                          8,142
      UNITED STATES                                                                            2.8                         33,660
                                                                                         -----------------      -----------------

TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                 5.7      %       $          68,338
                                                                                         =================      =================

                      QUADRIGA SUPERFUND, L.P. -- SERIES A
                             STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 2003
                                   (Unaudited)


INVESTMENT INCOME, interest                                               $        7,730
                                                                          --------------

EXPENSES
            Management fee                                                        17,018
            Organization and offering expenses                                     9,199
            Operating expenses                                                     1,380
            Selling commission                                                    36,797
            Incentive fee                                                        227,484
            Brokerage commissions                                                 36,852
            Other                                                                    802
                                                                          --------------

                       Total expenses                                            329,532
                                                                          --------------

NET INVESTMENT INCOME (LOSS)                                                    (321,802)
                                                                          --------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
            Net realized gain (loss) on investments                              (71,377)
            Net change in unrealized on investments                               24,585
                                                                          --------------

NET GAIN (LOSS) ON INVESTMENTS                                                   (46,792)
                                                                          --------------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                     $    (368,594)
                                                                          =============






            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- SERIES A
                       STATEMENT OF CHANGES IN NET ASSETS
                    For the Three Months Ended March 31, 2003
                                   (Unaudited)


NET ASSETS, beginning of period                                            $    1,216,435

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                            (368,594)

CAPITAL SHARE TRANSACTIONS
            Issuance of shares                                                  3,363,183
            Redemption of shares                                                  (10,733)
                                                                           --------------

NET ASSETS, end of period                                                  $    4,200,291
                                                                           ==============















            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- SERIES A
                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2003
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
     Net increase (decrease) in net assets from operations                         $      (368,594)
     Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
            Changes in operating assets and liabilities:
                  US Government securities                                              (2,288,805)
                  Due from brokers                                                        (549,758)
                  Net equity in futures contracts                                          (24,585)
                  Fees payable                                                             (18,649)
                                                                                   ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (3,250,391)
                                                                                   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions, net of change in advance capital contributions               3,900,480
     Capital withdrawals                                                                   (10,733)
                                                                                   ---------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      3,889,747
                                                                                   ---------------

NET INCREASE (DECREASE) IN CASH                                                            639,356

CASH, beginning of period                                                                  402,631
                                                                                   ---------------

CASH, end of period                                                                $     1,041,987
                                                                                   ===============








            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES B
                      STATEMENTS OF ASSETS AND LIABILITIES
           March 31, 2003 (Unaudited) and December 31, 2002 (Audited)



                                                                                  March 31, 2003     December 31, 2002
                                                                                  --------------     -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
 (March 31, 2003 cost: $4,182,877; December 31, 2002 cost: $1,540,776)            $    4,192,077       $     1,542,197

NET EQUITY IN FUTURES AND FORWARD CONTRACTS                                              229,445               192,020

DUE FROM BROKER                                                                        2,109,750             1,152,562

CASH                                                                                   2,505,441               396,680
                                                                                  --------------       ---------------

            Total assets                                                               9,036,713             3,283,459
                                                                                  --------------       ---------------


LIABILITIES

ADVANCE CAPITAL CONTRIBUTIONS                                                          2,665,663               961,768

FEES PAYABLE                                                                              37,164               124,710
                                                                                  --------------       ---------------

            Total liabilities                                                          2,702,827             1,086,478
                                                                                  --------------       ---------------

NET ASSETS                                                                        $    6,333,886       $     2,196,981
                                                                                  ==============       ===============


NUMBER OF SHARES                                                                       5,595.910             1,894.331

NET ASSET VALUE PER SHARE                                                         $     1,131.88       $      1,159.77
                                                                                  ==============       ===============





            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES B
                        CONDENSED SCHEDULE OF INVESTMENTS
                           March 31, 2003 (Unaudited)

                                                                                      PERCENTAGE OF              MARKET OR
                                                                     FACE VALUE        NET ASSETS                UNREALIZED
UNITED STATES DEBT SECURITIES, AT MARKET
     United States Treasury Bills due May 29, 2003
      (cost $4,182,877), securities are held in margin
      accounts as collateral for open futures                       $ 4,200,000           66.2       %        $       4,192,077
                                                                                      =================       =================

FUTURES CONTRACTS, AT UNREALIZED

     SECTOR
            CURRENCIES
                  Futures contracts purchased                                              0.2                           10,457
                  Futures contracts sold                                                  (0.2)                         (15,462)
                                                                                      -----------------       -----------------
                       Total futures contracts                                             -                             (5,005)
                                                                                      -----------------       -----------------

            GRAINS
                  Futures contracts purchased                                              0.1                            5,400
                  Futures contracts sold                                                   0.0                           (2,704)
                                                                                      -----------------       -----------------
                       Total futures contracts                                             0.1                            2,696
                                                                                      -----------------       -----------------

            INDICES
                  Futures contracts purchased                                              2.1                          131,955
                  Futures contracts sold                                                  (0.7)                         (45,129)
                                                                                      -----------------       -----------------
                       Total futures contracts                                             1.4                           86,826
                                                                                      -----------------       -----------------

            LIVESTOCK
                  Futures contracts purchased                                              0.1                            3,680
                                                                                      -----------------       -----------------

            METALS
                  Futures contracts purchased                                              2.8                          177,744
                  Futures contracts sold                                                  (1.3)                         (74,099)
                                                                                      -----------------       -----------------
                       Total futures contracts                                             1.5                          103,645
                                                                                      -----------------       -----------------

            SOFTS
                  Futures contracts purchased                                              1.2                           74,547
                  Futures contracts sold                                                  (0.7)                         (36,944)
                                                                                      -----------------       -----------------
                       Total futures contracts                                             0.5                           37,603
                                                                                      -----------------       -----------------

TOTAL FUTURES, AT UNREALIZED                                                               3.6       %        $         229,445
                                                                                      =================       =================


FUTURES CONTRACTS BY COUNTRY COMPOSITION
     JAPAN                                                                                 2.5       %        $         158,609
     UNITED STATES                                                                         1.2                           77,379
     OTHER                                                                                (0.1)                          (6,543)
                                                                                      -----------------       -----------------

TOTAL FUTURES CONTRACTS BY COUNTRY                                                         3.6       %        $         229,445
                                                                                      =================       =================





            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- Series B
                        CONDENSED SCHEDULE OF INVESTMENTS
                           December 31, 2002 (Audited)

                                                                                          PERCENTAGE OF           MARKET OR
                                                                           FACE VALUE       NET ASSETS            UNREALIZED
INVESTMENTS IN SECURITIES, AT MARKET
DEBT SECURITIES
      UNITED STATES
      United States Treasury Bills due May 29, 2003 (cost
       $1,540,776), securities are held in margin accounts as
       collateral for open futures and forward contracts                   $1,550,000          70.2     %       $     1,542,197
                                                                                         =================      ===============
FUTURES AND FORWARD CONTRACTS, AT UNREALIZED
      SECTOR
          ENERGY
               Futures contracts purchased                                                      5.5     %       $       120,786
                                                                                         -----------------      ---------------

          GRAINS
               Futures contracts purchased                                                      -                           676
               Futures contracts sold                                                          (0.3)                     (6,308)
                                                                                         -----------------      ---------------
                  TOTAL GRAINS                                                                 (0.3)                     (5,632)
                                                                                         -----------------      ---------------

          LIVESTOCK
               Futures contracts purchased                                                      0.4                       8,820
                                                                                         -----------------      ---------------

          METALS
               Futures contracts purchased                                                      4.2                      92,818
               Futures contracts sold                                                           0.1                       2,286
                                                                                         -----------------      ---------------
                  Total futures contracts                                                       4.3                      95,104
                                                                                         -----------------      ---------------
               Unrealized appreciation on forward contracts                                     0.3                       7,562
               Unrealized depreciation on forward contracts                                    (1.2)                    (25,854)
                                                                                         -----------------      ---------------
                  Total forward contracts                                                      (0.9)                    (18,292)
                                                                                         -----------------      ---------------
                  TOTAL METALS                                                                  3.5                      76,812
                                                                                         -----------------      ---------------

          SOFTS
               Futures contracts sold                                                          (0.4)                     (8,951)
                                                                                         -----------------      ---------------

          INDICES
               Futures contracts purchased                                                      -                           185
                                                                                         -----------------      ---------------
                  TOTAL FUTURES AND FORWARD CONTRACTS, AT UNREALIZED                            8.7     %       $       192,020
                                                                                         =================      ===============

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
      JAPAN                                                                                     3.0     %       $        66,227
      UNITED KINGDOM                                                                            1.0                      22,307
      UNITED STATES                                                                             4.7                     103,486
                                                                                         -----------------      ---------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                  8.7     %       $       192,020
                                                                                         =================      ===============

                      QUADRIGA SUPERFUND, L.P. -- SERIES B
                             STATEMENT OF OPERATIONS
                 For the Three Month Period Ended March 31, 2003
                                   (Unaudited)


INVESTMENT INCOME, interest                                                        $        11,027
                                                                                   ---------------

EXPENSES
            Management fee                                                                  26,276
            Organization and offering expenses                                              14,203
            Operating expenses                                                               2,130
            Selling commission                                                              56,813
            Incentive fee                                                                  494,808
            Brokerage commissions                                                           84,306
            Other                                                                            1,960
                                                                                   ---------------

                       Total expenses                                                      680,496
                                                                                   ---------------

NET INVESTMENT INCOME (LOSS)                                                              (669,469)
                                                                                   ---------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
            Net realized gain (loss) on investments                                       (479,520)
            Net change in unrealized on investments                                         37,425
                                                                                   ---------------

NET GAIN (LOSS) ON INVESTMENTS                                                            (442,095)
                                                                                   ---------------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                              $    (1,111,564)
                                                                                   ===============






            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- SERIES B
                       STATEMENT OF CHANGES IN NET ASSETS
                 For the Three Month Period Ended March 31, 2003
                                   (Unaudited)



NET ASSETS, beginning of period                                            $      2,196,981

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                            (1,111,564)

CAPITAL SHARE TRANSACTIONS
            Issuance of shares                                                    5,299,458
            Redemption of shares                                                    (50,989)
                                                                           ----------------

NET ASSETS, end of period                                                  $      6,333,886
                                                                           ================











            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- SERIES B
                             STATEMENT OF CASH FLOWS
                 For the Three Month Period Ended March 31, 2003
                                   (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES
      Net increase (decrease) in net assets from operations                           $      (1,111,564)
            Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
                  Changes in operating assets and liabilities:
                       US Government securities                                              (2,649,880)
                       Due from brokers                                                        (957,188)
                       Net equity in futures contracts                                          (37,425)
                       Fees payable                                                             (87,546)
                                                                                      -----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (4,843,603)
                                                                                      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Capital contributions, net of change in advance capital contribution                    7,003,353
      Capital withdrawals                                                                       (50,989)
                                                                                      -----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           6,952,364
                                                                                      -----------------

NET INCREASE (DECREASE) IN CASH                                                               2,108,761


CASH, beginning of year                                                                         396,680
                                                                                      -----------------

CASH, end of year                                                                     $       2,505,441
                                                                                      =================












            See accompanying notes to unaudited financial statements.

                   QUADRIGA SUPERFUND, L.P. -- SERIES A AND B
          NOTES TO UNAUDITED FINANCIAL STATEMENTS DATED MARCH 31, 2003


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


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Income Taxes

         The Fund does not record a provision for income taxes because the partners report their share of the Fund's income or loss on their returns. The financial statements reflect the Fund's transactions without adjustment, if any, required for income tax purposes.

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

         Advance capital contributions represent cash received prior to March 31, 2003 for April contributions and do not participate in the earnings of the Fund until April 1, 2003.


5. RELATED PARTY TRANSACTIONS

         In accordance with the Limited Partnership Agreement, Quadriga Capital Management, Inc., the General Partner, shall be paid a monthly management fee equal to one-twelfth of 1.85% (1.85% per annum), a monthly organization and offering fee equal to one-twelfth of 1% (1% per annum) and monthly operating expenses equal to one-twelfth of .15% (.15% per annum). In accordance with the Prospectus dated October 31, 2002 Part One-Disclosure Document, Quadriga Asset Management, Inc., shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum), of the month end net asset value of the Fund.

         The General Partner will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

6. FINANCIAL HIGHLIGHTS

         Financial highlights for the period January 1, 2003 through March 31, 2002 are as follows:

                                                                         SERIES A                  SERIES B
                                                                    -------------------       -------------------
      Total return
        Total return before incentive fees                                      (0.1) %                   (1.3) %
        Incentive fees                                                          (0.2)                     (1.1)
                                                                    -------------------       -------------------
      Total return after incentive fees                                         (0.3) %                   (2.4) %
                                                                    ===================       ===================
      Ratio to average partners' capital
        Operating expenses before incentive fees                                 2.7  %                    3.1  %
        Incentive fees                                                           5.9                       8.3
                                                                    -------------------       -------------------
        Total expenses                                                           8.6  %                   11.4  %
                                                                    ===================       ===================
        Net investment income (loss)                                            (8.4) %                  (11.2) %
                                                                    ===================       ===================
      Net asset value per unit, beginning of period                  $      1,095.62          $       1,159.77
                                                                    -------------------       -------------------

        Per unit operating performance
          Net investment income (loss)
                                                                               (3.38)                   (16.80)
          Net gain (loss) on investments
                                                                               (0.49)                   (11.09)
                                                                    -------------------       -------------------

        Net increase in net assets from operations                             (3.87)                   (27.89)
                                                                    -------------------       -------------------

        Net asset value per unit, end of period                      $      1,091.75          $       1,131.88
                                                                    ===================       ===================

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

         The majority of these instruments mature within one year of March 31, 2003. However, due to the nature of the Fund's business, these instruments may not be held to maturity.


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

         A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such withdrawal to Quadriga Capital Management, Inc. not less than ten business days prior to the end of the month (or such shorter period as permitted by Quadriga Capital Management, Inc.) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers' positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the three months ended March 31, 2003, subscriptions totaling $8,662,642 have been accepted and redemptions over the same period totaled $61,722.

CAPITAL RESOURCES

         The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

         Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the fund's ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

         Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed "off exchange" between private parties, the time required to offset or "unwind" these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

         Other than these limitations on liquidity, which are inherent in the Fund's futures trading operations, the Fund's assets are expected to be highly liquid.

RESULTS OF OPERATIONS

Series A:

         The loss for the quarter ended March 31, 2003 was 0.35%. This decrease consisted of interest income of +0.01%, negative trading performance (including commissions) of approximately -0.08% and approximately -0.28% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At March 31, 2003 and December 31, 2002, the net asset value per unit of Series A was $1,091.75 and $1,095.62, respectively.

Series B:

         The loss for the quarter ended March 31, 2003 was 2.40%. This decrease consists of interest income of +0.02%, negative trading performance (including commissions) of approximately -1.14% and approximately -1.28% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B being leveraged approximately 1.5 times Series A. At March 31, 2003 and December 31, 2002, the net asset value per unit of Series B was $1,131.88 and $1,159.77, respectively.

Fund results for January 2003:

         The continuing downward trend in stock markets produced gains in short positions in stock index futures and also in long positions in U.S. Treasury bonds, notes and interest rate futures.

         Long positions in currencies futures versus the U.S. Dollar were also profitable.

         Due to the persisting threat of a war in Iraq, prices in the energy market continued their upward trend and contributed positive performance.

         In the metal sector, long positions in precious metals benefited from rising prices.

         During the month of January, Series A gained 11.4% and Series B 17.6%.

Fund results for February 2003:

         Short positions in stock index futures as well as long positions in U.S. Treasury bonds, notes and interest rate futures profited by downward movement in stock markets.

         In the currencies sector, the Fund gained in long positions in the Japanese Yen, the Canadian Dollar and Australian Dollar, whereas the upwards trend of the Euro versus the U.S. Dollar was interrupted.

         Long positions in energy products benefited again from the political tensions caused by the pending war in the Middle East.

         Although the prices of agricultural products as well as of gold and silver decreased significantly resulting in losses in long positions in these markets, the net asset value of Series A and B increased by 12.0% and 17.1%, respectively.

Fund results for March 2003:

         The military operation in Iraq caused a sudden upward movement in stock markets. This affected negatively short positions in stock indices as well as long positions in U.S. Treasury bonds, notes and interest rate futures.

         Long positions in currencies versus the U.S. Dollar lost due to the sharp rise in value of the Dollar versus most other foreign currencies.

         Furthermore, the upward trend of prices in the energy sector ended abruptly and caused significant losses in long futures positions. Although short positions in metals offset the losses slightly (this sector was the only one with a positive contribution to this month's trading results), Series A experienced a loss of 20.12%, whereas Series B decreased by 29.1%.

         For the first quarter of the year 2003, the most profitable market group was the energy sector, while positions in agricultural products showed the weakest performance.

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

CRITICAL ACCOUNTING POLICIES -- VALUATION OF THE FUND'S POSITIONS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Standard of Materiality

         Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund's market sensitive instruments.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2003 and the trading gains/losses by market category for the year then ended. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2003 and December 31, 2002, the net asset value for Series A and Series B was approximately $10,534,178 and $3,413,416, respectively.

Series A as of March 31, 2003:

SECTOR                                MARKET RISK (USD)                   % OF TOTAL CAPITALIZATION (NET ASSETS)
------                                -----------------                   --------------------------------------
Stock Indices                         114,311                             2.72
Financial Futures                     132,650                             3.14
Currencies                            20,900                              0.50
Agricultural Products                 145,177                             3.46
Metals                                199,294                             4.74

Series B as of March 31, 2003:

SECTOR                                MARKET RISK (USD)                   % OF TOTAL CAPITALIZATION (NET ASSETS)
------                                -----------------                   --------------------------------------
Stock Indices                         309,760                             4.89
Financial Futures                     331,882                             5.24
Currencies                            50,600                              0.80
Agricultural Products                 353,953                             5.59
Metals                                479,540                             7.57

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

         The following were the primary trading risk exposures of the Fund as of March 31, 2003, by market sector.

Currencies

         The Fund's currency exposure is to exchange rate those, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Quadriga Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The exposure to these markets as of March 31, 2003 was relatively low in comparison to historic levels.

Interest Rates

         Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The

Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. The exposure to these markets as of March 31, 2003 was relatively low in comparison to historic levels.

Stock Indices

         Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. The exposure to these markets as of March 31, 2003 was relatively low in comparison to historic levels.

Energy

         The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. As of March 31, 2003, the fund had no exposure to the energy market based on open positions.

Metals

         The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of March 31, 2003 was the highest among all market groups.

Agricultural Market

         The Fund's agricultural market exposure is completed to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of March 31, 2003 was relatively low in comparison to historic levels.


QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of March 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of Quadriga Capital Management have concluded that the Fund has effective disclosure controls and procedures to ensure that material information relating to the Fund is made known to them by others within the Fund, particularly during the period in which this quarterly report is being prepared. The principal executive officer and principal financial officer of Quadriga Capital Management have evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this report (the "Evaluation Date") and have based the foregoing conclusion about the effectiveness of the Fund's disclosure controls and procedures based on their evaluation as of the Evaluation Date.

         During the period covered by this report, there have been no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submissions of Matters to a vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2003.


                                  QUADRIGA SUPERFUND, L.P.
                                       (Registrant)

                                  By: Quadriga Capital Management, Inc.
                                  General Partner

                                  By: /s/ Christian Baha
                                     -------------------------------------------
                                  Christian Baha
                                  President and Chief Executive Officer

                                  CERTIFICATION

I, Christian Baha, President and Chief Executive Officer of Quadriga Capital Management, Inc., the general partner of Quadriga Superfund, L.P. (the "Fund"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this quarterly report;

4. The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Fund and we have:

         (i) designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (ii) evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Fund's other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of the Fund's board of directors (or persons performing the equivalent functions):

         (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and

         (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and

6. The Fund's other certifying officer and I have indicated in this quarterly report whether not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  By: /s/ Christian Baha
                                     -------------------------------------------
                                  Christian Baha
                                  President and Chief Executive Officer
                                  May 15, 2003

                                  CERTIFICATION

I, Gerhard Entzmann, Secretary and Chief Financial Officer of Quadriga Capital Management, Inc., the general partner of Quadriga Superfund, L.P. (the "Fund"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this quarterly report;

4. The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Fund and we have:

         (i) designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (ii) evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Fund's other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of the Fund's board of directors (or persons performing the equivalent functions):

         (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and

         (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and

6. The Fund's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  By: /s/ Gerhard Entzmann
                                     -------------------------------------------
                                  Gerhard Entzmann
                                  Secretary and Chief Financial Officer
                                  May 15, 2003