Form 10-Q
period 2003-06-30
QUADRIGA SUPERFUND
filed 2003-08-14
CIK 1168990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2003
                                 -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number:   333-88460
                          ---------


                            QUADRIGA SUPERFUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         Delaware                                      98-0375395
------------------------                   ------------------------------------
 (State of Organization)                   (IRS Employer Identification Number)

      Le Marquis Complex, Unit 5
             P.O. Box 1479
              Grand Anse
        St. George's, Grenada
             West Indies                                  N/A
----------------------------------------               ----------
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

                                 Yes [X] No [ ]

                     Total number of Pages: 26 plus exhibits
                                            ----------------

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Quadriga Superfund, L.P. -- Series A are included in Item 1:

                                                                                                                    Page
                                                                                                                    ----
FINANCIAL STATEMENTS

            Statements of Assets and Liabilities as of June 30, 2003 and December 31, 2002                           3

            Condensed Schedule of Investments as of June 30, 2003                                                    4

            Condensed Schedule of Investments as of December 31, 2002                                                5

            Statement of Operations for the three month and six month periods ended June 30, 2003                    6

            Statement of Changes in Net Assets for the six months ended June 30, 2003                                7

            Statement of Cash Flows for the six months ended June 30, 2003                                           8


The following financial statements of Quadriga Superfund, L.P. -- Series B are included in Item 1:

                                                                                                                    Page
                                                                                                                    ----
FINANCIAL STATEMENTS

            Statements of Assets and Liabilities as of June 30, 2003 and December 31, 2002                           9

            Condensed Schedule of Investments as of June 30, 2003                                                    10

            Condensed Schedule of Investments as of December 31, 2002                                                11

            Statement of Operations for the three month and six month periods ended June 30, 2003                    12

            Statement of Changes in Net Assets for the six months ended June 30, 2003                                13

            Statement of Cash Flows for the six months ended June 30, 2003                                           14

NOTES TO SERIES A AND SERIES B UNAUDITED FINANCIAL STATEMENTS DATED JUNE 30, 2003                                    15-17

                      QUADRIGA SUPERFUND, L.P. -- Series A
                      STATEMENTS OF ASSETS AND LIABILITIES
            June 30, 2003 (Unaudited) and December 31, 2002 (Audited)



                                                JUNE 30, 2003    DECEMBER 31, 2002
                                                -------------    -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
 (June 30, 2003 cost $6,157,142)
 (December 31, 2002 cost $944,085)              $   6,162,799      $     945,098

DUE FROM BROKERS                                    3,386,892            816,407

NET EQUITY IN FUTURES CONTRACTS                             -             68,338

CASH                                                1,156,992            402,631
                                                -------------      -------------

    Total assets                                   10,706,683          2,232,474
                                                -------------      -------------


LIABILITIES

ADVANCE SUBSCRIPTIONS                               1,716,479            972,745

NET EQUITY IN FUTURES CONTRACTS                       124,852                  -

FEES PAYABLE                                           71,134             43,294
                                                -------------      -------------

    Total liabilities                               1,912,465          1,016,039
                                                -------------      -------------

NET ASSETS                                      $   8,794,218      $   1,216,435
                                                =============      =============


NUMBER OF SHARES                                    7,602.762          1,110.275

NET ASSETS VALUE PER SHARE                      $    1,156.71      $    1,095.62
                                                =============      =============


            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- Series A
                        CONDENSED SCHEDULE OF INVESTMENTS
                            June 30, 2003 (Unaudited)

                                                                                      PERCENTAGE OF          MARKET OR
                                                                    FACE VALUE         NET ASSETS            UNREALIZED

DEBT SECURITIES UNITED STATES, AT MARKET
    United States Treasury Bills due November 28, 2003
     (cost $6,157,142), securities are held in margin
     accounts as collateral for open futures                        $ 6,190,000             70.1   %       $    6,162,799
                                                                                      ==============       ==============
FUTURES CONTRACTS, AT UNREALIZED
    SECTOR
        CURRENCIES
           Futures contracts purchased                                                       0.9   %       $       83,107
           Futures contracts sold                                                            0.0                    3,834
                                                                                      --------------       --------------
               Total futures contracts                                                       0.9                   86,941
                                                                                      --------------       --------------
        ENERGY
           Futures contracts purchased                                                       2.0                  177,122
                                                                                      --------------       --------------
        FINANCIAL
           Futures contracts purchased                                                      (0.1)                (11,649)
           Futures contracts sold                                                           (0.1)                (10,428)
                                                                                      --------------       --------------
               Total futures contracts                                                      (0.2)                (22,077)
                                                                                      --------------       --------------
        GRAINS
           Futures contracts purchased                                                       0.0                  (2,125)
           Futures contracts sold                                                            0.0                      641
                                                                                      --------------       --------------
               Total futures contracts                                                       0.0                  (1,484)
                                                                                      --------------       --------------
        INDICES
           Futures contracts purchased                                                      (0.9)                (79,032)
           Futures contracts sold                                                           (0.1)                 (8,049)
                                                                                      --------------       --------------
               Total futures contracts                                                      (1.0)                (87,081)
                                                                                      --------------       --------------
        LIVESTOCK
           Futures contracts purchased                                                       0.0                    (720)
                                                                                      --------------       --------------
        METALS
           Futures contracts purchased                                                      (2.8)               (242,547)
           Futures contracts sold                                                           (0.1)                 (8,596)
                                                                                      --------------       --------------
               Total futures contracts                                                      (2.9)               (251,143)
                                                                                      --------------       --------------
        SOFTS
           Futures contracts purchased                                                      (0.1)                (11,166)
           Futures contracts sold                                                           (0.2)                (15,244)
                                                                                      --------------       --------------
               Total futures contracts                                                      (0.3)                (26,410)
                                                                                      --------------       --------------
TOTAL FUTURES CONTRACTS, AT UNREALIZED                                                      (1.5)  %       $    (124,852)
                                                                                      ==============       ==============

FUTURES CONTRACTS BY COUNTRY COMPOSITION
    GREAT BRITAIN                                                                           (1.0)  %       $     (86,553)
    JAPAN                                                                                    1.0                   89,544
    UNITED STATES                                                                           (1.2)               (103,454)
    OTHER                                                                                   (0.3)                (24,389)
                                                                                      --------------       --------------
TOTAL FUTURES CONTRACTS BY COUNTRY                                                          (1.5)  %       $    (124,852)
                                                                                      ==============       ==============

            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- Series A
                        CONDENSED SCHEDULE OF INVESTMENTS
                           December 31, 2002 (Audited)



                                                                                         PERCENTAGE OF          MARKET OR
                                                                      FACE VALUE          NET ASSETS            UNREALIZED

INVESTMENTS IN SECURITIES, AT MARKET
DEBT SECURITIES
      UNITED STATES
      United States Treasury Bills due May 29, 2003 (cost
      $944,085), securities are held in margin accounts as
      collateral for open futures and forward contracts                 $ 950,000             77.7    %       $    945,098
                                                                                         ==============       ==============
FUTURES AND FORWARD CONTRACTS, AT UNREALIZED
      SECTOR
          ENERGY
               Futures contracts purchased                                                     3.3    %       $     40,276
                                                                                         --------------       --------------

          GRAINS
               Futures contracts purchased                                                     0.1                     731
               Futures contracts sold                                                         (0.2)                 (2,368)
                                                                                         --------------       --------------
                  TOTAL GRAINS                                                                (0.1)                 (1,637)
                                                                                         --------------       --------------

          LIVESTOCK
               Futures contracts purchased                                                     0.3                   3,180
                                                                                         --------------       --------------

          METALS
               Futures contracts purchased                                                     2.9                  35,700
               Futures contracts sold                                                          0.1                     900
                                                                                         --------------       --------------
                  Total futures contracts                                                      3.0                  36,600
                                                                                         --------------       --------------
               Unrealized appreciation on forward contracts                                    0.1                     986
               Unrealized depreciation on forward contracts                                   (0.6)                 (7,644)
                                                                                         --------------       --------------
                  Total forward contracts                                                     (0.5)                 (6,658)
                                                                                         --------------       --------------
                  TOTAL METALS                                                                 2.5                  29,942
                                                                                         --------------       --------------
          SOFTS
               Futures contracts sold                                                         (0.3)                 (3,423)
                                                                                         --------------       --------------
                  TOTAL FUTURES AND FORWARD CONTRACTS, AT UNREALIZED                           5.7    %       $     68,338
                                                                                         ==============       ==============
FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
      JAPAN                                                                                    2.2                  26,536
      UNITED KINGDOM                                                                           0.7                   8,142
      UNITED STATES                                                                            2.8                  33,660
                                                                                         --------------       --------------

TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                 5.7    %       $     68,338
                                                                                         ==============       ==============

                      QUADRIGA SUPERFUND, L.P. -- SERIES A
                             STATEMENT OF OPERATIONS
          For the Three Month and Six Month Periods Ended June 30, 2003
                                   (Unaudited)



                                                           THREE MONTHS
                                                               ENDED          SIX MONTHS ENDED
                                                           JUNE 30, 2003       JUNE 30, 2003
                                                           -------------       -------------
INVESTMENT INCOME, interest                                $      14,402       $      22,132
                                                           -------------       -------------

EXPENSES
    Management fee                                                35,015              52,033
    Organization and offering expenses                            18,928              28,127
    Operating expenses                                             2,839               4,219
    Selling commission                                            75,705             112,502
    Incentive fee                                                   (701)            226,783
    Brokerage commissions                                         89,853             126,705
    Other                                                          1,090               1,892
                                                           -------------       -------------
        Total expenses                                           222,729             552,261
                                                           -------------       -------------

NET INVESTMENT INCOME (LOSS)                                    (208,327)           (530,129)
                                                           -------------       -------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
    Net realized gain (loss) on investments                      703,576             632,199
    Net change in unrealized on investments                     (217,775)           (193,190)
                                                           -------------       -------------

NET GAIN (LOSS) ON INVESTMENTS                                   485,801             439,009
                                                           -------------       -------------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS      $     277,474       $     (91,120)
                                                           =============       =============


            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- SERIES A
                       STATEMENT OF CHANGES IN NET ASSETS
                     For the Six Months Ended June 30, 2003
                                   (Unaudited)



NET ASSETS, December 31, 2002                                        $    1,216,435

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                      (91,120)

CAPITAL SHARE TRANSACTIONS
    Issuance of shares                                                    7,714,240
    Redemption of shares                                                   (45,337)
                                                                     --------------

NET ASSETS, June 30, 2003                                            $    8,794,218
                                                                     ==============








            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- SERIES A
                             STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2003
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
    Net increase (decrease) in net assets from operations                      $   (91,120)
    Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
        Changes in operating assets and liabilities:
           US Government securities                                             (5,217,701)
           Due from brokers                                                     (2,570,485)
           Net equity in futures contracts                                         193,190
           Fees payable                                                             27,840
                                                                               -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (7,658,276)

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contributions, net of change in advance capital contributions        8,457,974
    Capital withdrawals                                                            (45,337)
                                                                               -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              8,412,637
                                                                               -----------

NET INCREASE (DECREASE) IN CASH                                                    754,361

CASH, beginning of period                                                          402,631
                                                                               -----------

CASH, end of period                                                            $ 1,156,992
                                                                               ===========


            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES B
                      STATEMENTS OF ASSETS AND LIABILITIES
            June 30, 2003 (Unaudited) and December 31, 2002 (Audited)




                                                   JUNE 30, 2003   DECEMBER 31, 2002
                                                   -------------   -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
 (June 30, 2003 cost $8,922,747)
 (December 31, 2002 cost $1,540,776)                $ 8,930,753      $ 1,542,197

DUE FROM BROKERS                                      5,425,853        1,152,562

NET EQUITY IN FUTURES CONTRACTS                            --            192,020

CASH                                                  1,436,652          396,680
                                                    -----------      -----------
    Total assets                                     15,793,258        3,283,459
                                                    -----------      -----------
LIABILITIES

ADVANCE SUBSCRIPTIONS                                 2,173,861          961,768

NET EQUITY IN FUTURES CONTRACTS                         279,366             --

FEES PAYABLE                                             69,738          124,710
                                                    -----------      -----------
    Total liabilities                                 2,522,965        1,086,478
                                                    -----------      -----------
NET ASSETS                                          $13,270,293      $ 2,196,981
                                                    ===========      ===========

NUMBER OF SHARES                                     10,782.622        1,894.331

NET ASSETS VALUE PER SHARE                          $  1,230.71      $  1,159.77
                                                    ===========      ===========



            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES B
                        CONDENSED SCHEDULE OF INVESTMENTS
                            June 30, 2003 (Unaudited)


                                                                             PERCENTAGE OF          MARKET OR
                                                             FACE VALUE        NET ASSETS          UNREALIZED

DEBT SECURITIES UNITED STATES, AT MARKET
    United States Treasury Bills due November 28, 2003
     (cost $8,922,747), securities are held in margin
     accounts as collateral for open futures                  $ 8,970,000         67.3%            $8,930,753
                                                                                  ====             ==========
FUTURES CONTRACTS, AT UNREALIZED
    SECTOR
        CURRENCIES
           Futures contracts purchased                                             1.4%            $  185,495
           Futures contracts sold                                                  0.1                  8,888
                                                                                  ----             ----------
                  Total futures contracts                                          1.5                194,383
                                                                                  ----             ----------
        ENERGY
           Futures contracts purchased                                             3.0                398,298
                                                                                  ----             ----------
        FINANCIAL
           Futures contracts purchased                                            (0.3)               (36,876)
           Futures contracts sold                                                 (0.2)               (22,967)
                                                                                  ----             ----------
                  Total futures contracts                                         (0.5)               (59,843)
                                                                                  ----             ----------
        GRAINS
           Futures contracts purchased                                             0.0                 (5,100)
           Futures contracts sold                                                  0.0                  1,491
                                                                                  ----             ----------
                  Total futures contracts                                          0.0                 (3,609)
                                                                                  ----             ----------
        INDICES
           Futures contracts purchased                                            (1.4)              (182,426)
           Futures contracts sold                                                 (0.1)               (18,400)
                                                                                  ----             ----------
                  Total futures contracts                                         (1.5)              (200,826)
                                                                                  ----             ----------
        LIVESTOCK
           Futures contracts purchased                                             0.0                 (2,240)
                                                                                  ----             ----------
        METALS
           Futures contracts purchased                                            (4.0)              (538,091)
           Futures contracts sold                                                 (0.1)                (8,806)
                                                                                  ----             ----------
                  Total futures contracts                                         (4.1)              (546,897)
                                                                                  ----             ----------
        SOFTS
           Futures contracts purchased                                            (0.2)               (24,818)
           Futures contracts sold                                                 (0.3)               (33,814)
                                                                                  ----             ----------
                  Total futures contracts                                         (0.5)               (58,632)
                                                                                  ----             ----------

TOTAL FUTURES CONTRACTS, AT UNREALIZED                                            (2.1)%           $ (279,366)
                                                                                  ====             ==========

FUTURES CONTRACTS BY COUNTRY COMPOSITION
    GREAT BRITAIN                                                                 (1.5)%           $ (199,027)
    JAPAN                                                                          1.5                 200,308
    UNITED STATES                                                                 (1.6)              (218,190)
    OTHER                                                                         (0.5)               (62,457)
                                                                                  ----             ----------
TOTAL FUTURES CONTRACTS BY COUNTRY                                                (2.1)%           $ (279,366)
                                                                                  ====             ==========




            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- Series B
                        CONDENSED SCHEDULE OF INVESTMENTS
                           December 31, 2002 (Audited)



                                                                               PERCENTAGE OF     MARKET OR
                                                               FACE VALUE        NET ASSETS     UNREALIZED

INVESTMENTS IN SECURITIES, AT MARKET
DEBT SECURITIES
      UNITED STATES
      United States Treasury Bills due May 29, 2003
       (cost $1,540,776), securities are held in
       margin accounts as collateral for open futures
       and forward contracts                                    $1,550,000          70.2%        $1,542,197
                                                                                    ====         ==========
FUTURES AND FORWARD CONTRACTS, AT UNREALIZED
      SECTOR
          ENERGY
               Futures contracts purchased                                           5.5%        $  120,786
                                                                                    ----         ----------
          GRAINS
               Futures contracts purchased                                             -                676
               Futures contracts sold                                               (0.3)            (6,308)
                                                                                    ----         ----------
                  TOTAL GRAINS                                                      (0.3)            (5,632)
                                                                                    ----         ----------
          LIVESTOCK
               Futures contracts purchased                                           0.4              8,820
                                                                                    ----         ----------
          METALS
               Futures contracts purchased                                           4.2             92,818
               Futures contracts sold                                                0.1              2,286
                                                                                    ----         ----------
                  Total futures contracts                                            4.3             95,104
                                                                                    ----         ----------
               Unrealized appreciation on forward contracts                          0.3              7,562
               Unrealized depreciation on forward contracts                         (1.2)           (25,854)
                                                                                    ----         ----------
                  Total forward contracts                                           (0.9)           (18,292)
                                                                                    ----         ----------
                  TOTAL METALS                                                       3.5             76,812
                                                                                    ----         ----------
          SOFTS
               Futures contracts sold                                               (0.4)            (8,951)
                                                                                    ----         ----------
          INDICES
               Futures contracts purchased                                             -                185
                                                                                    ----         ----------
                  TOTAL FUTURES AND FORWARD CONTRACTS, AT UNREALIZED                 8.7%        $  192,020
                                                                                    ====         ==========
FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
      JAPAN                                                                          3.0%        $   66,227
      UNITED KINGDOM                                                                 1.0             22,307
      UNITED STATES                                                                  4.7            103,486
                                                                                    ----         ----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                       8.7%        $  192,020
                                                                                    ====         ==========

                      QUADRIGA SUPERFUND, L.P. -- SERIES B
                             STATEMENT OF OPERATIONS
          For the Three Month and Six Month Periods Ended June 30, 2003
                                   (Unaudited)


                                                               THREE             SIX
                                                            MONTHS ENDED     MONTHS ENDED
                                                           JUNE 30, 2003     JUNE 30, 2003
                                                           -------------     -------------

INVESTMENT INCOME, interest                                $    21,452       $    32,479
                                                           -----------       -----------
EXPENSES
    Management fee                                              54,984            81,260
    Organization and offering expenses                          29,722            43,925
    Operating expenses                                           4,458             6,588
    Selling commission                                         118,886           175,699
    Incentive fee                                               (8,126)          486,682
    Brokerage commissions                                      140,616           224,922
    Other                                                        1,064             3,024
                                                           -----------       -----------
        Total expenses                                         341,604         1,022,100
                                                           -----------       -----------
NET INVESTMENT INCOME (LOSS)                                  (320,152)         (989,621)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
    Net realized gain (loss) on investments                  1,520,120         1,040,600
    Net change in unrealized on investments                   (508,811)         (471,386)
                                                           -----------       -----------

NET GAIN (LOSS) ON INVESTMENTS                               1,011,309           569,214
                                                           -----------       -----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS      $   691,157       $  (420,407)
                                                           ===========       ===========




            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- SERIES B
                       STATEMENT OF CHANGES IN NET ASSETS
                  For the Six Month Period Ended June 30, 2003
                                   (Unaudited)




NET ASSETS, December 31, 2002                              $  2,196,981

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS          (420,407)

CAPITAL SHARE TRANSACTIONS
     Issuance of shares                                      11,690,937
     Redemption of shares                                      (197,218)
                                                           ------------
NET ASSETS, June 30, 2003                                  $ 13,270,293
                                                           ============








            See accompanying notes to unaudited financial statements.

                      QUADRIGA SUPERFUND, L.P. -- SERIES B
                             STATEMENT OF CASH FLOWS
                  For the Six Month Period Ended June 30, 2003
                                   (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES
    Net increase (decrease) in net assets from operations                     $   (420,407)
    Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
        Changes in operating assets and liabilities:
           US Government securities                                             (7,388,556)
           Due from brokers                                                     (4,273,291)
           Net equity in futures contracts                                         471,386
           Fees payable                                                            (54,972)
                                                                              ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (11,665,840)
                                                                              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contributions, net of change in advance capital contribution        12,903,030
    Capital withdrawals                                                           (197,218)
                                                                              ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             12,705,812
                                                                              ------------
NET INCREASE (DECREASE) IN CASH                                                  1,039,972

CASH, beginning of period                                                          396,680
                                                                              ------------
CASH, end of period                                                           $  1,436,652
                                                                              ============




            See accompanying notes to unaudited financial statements.

                   QUADRIGA SUPERFUND, L.P. -- SERIES A AND B
           NOTES TO UNAUDITED FINANCIAL STATEMENTS DATED JUNE 30, 2003


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

         Advance capital contributions represent cash received prior to June 30, 2003 for contributions of the subsequent month and do not participate in the earnings of the Fund until July 1, 2003.

5. RELATED PARTY TRANSACTIONS

         In accordance with the Limited Partnership Agreement, Quadriga Capital Management, Inc., the General Partner shall be paid a monthly management fee equal to one-twelfth of 1.85% (1.85% per annum), a monthly organization and offering fee equal to one-twelfth of 1% (1% per annum) and monthly operating expenses equal to one-twelfth of .15% (.15% per annum). In accordance with the Prospectus dated October 31, 2002 Part One-Disclosure Document, Quadriga Asset Management, Inc,, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum), of the month end net asset value of the Fund.

         The General Partner will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

6. FINANCIAL HIGHLIGHTS

         Financial highlights for the period January 1, 2003 through June 30, 2003 are as follows:

                                                                          SERIES A                 SERIES B
                                                                    -----------------         -----------------
Total  return
  Total return before incentive fees                                             13.2 %                    17.2 %
  Incentive fees                                                                 (7.6)                    (11.1)
                                                                    -----------------         -----------------

Total  return after incentive fees                                                5.6 %                     6.1 %
                                                                    -----------------         -----------------

Ratio to average partners' capital
  Operating expenses before incentive fees                                        5.4 %                     5.7 %
  Incentive fees                                                                  3.8                       5.2
                                                                    -----------------         -----------------

  Total expenses                                                                  9.2 %                    10.9 %
                                                                    -----------------         -----------------

  Net investment income (loss)                                                   (8.8)%                   (10.6)%
                                                                    -----------------         -----------------


Net asset value per unit, beginning of period                       $        1,095.62         $        1,159.77

Net increase in net assets from operations                                      61.09                     70.94
                                                                    -----------------         -----------------

Net asset value per unit, end of period                             $        1,156.71         $        1,230.71
                                                                    -----------------         -----------------


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

         Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity of security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

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

         The majority of these instruments mature within one year of June 30, 2003. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the six months ended June 30, 2003, subscriptions totaling $19,405,177 have been accepted and redemptions over the same period totaled $242,555.

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

RESULTS OF OPERATIONS

Series A:

         Net profit for the quarter ended June 30, 2003 was 5.95%. This increase consisted of interest income of 0.30%, trading performance (including commissions) of approximately 8.48% and charges of approximately 2.83% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At June 30, 2003 and March 31, 2003, the net asset value per unit of Series A was $1,156.71 and $1,091.75, respectively. Series B:

         Net profit for the quarter ended June 30, 2003 was 8.73%. This increase consisted of interest income of 0.27%, trading performance (including commissions) of approximately 10.98% and charges of approximately 2.52% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B being leveraged approximately 1.5 times Series A. At June 30, 2003 and March 31, 2003, the net asset value per unit of Series B was $1,230.71 and $1,131.88, respectively.

Fund results for April 2003:

         The upward trend in stock markets produced losses in short positions in stock index futures and the sideway pattern in U.S. Treasury bonds, notes and interest rate futures allowed only moderate gains in long positions in those markets.

         However, long positions in currencies futures versus the U.S. Dollar were very profitable.

         Prices in the energy market continued their decline with the exception of natural gas and produced a minor loss in this sector for the month.

         In the metal sector, short positions suffered from rising prices.

         During the month of April, Series A gained 0.5% and Series B gained
0.9%.

Fund results for May 2003:

         The worldwide economy started to show some signs of strengthening, which encouraged stock markets as well as caused prices for bonds, notes and interest rates to rise. Consequently, short positions in stock indices weakened, whereas long positions in financial futures -- especially in bonds and notes -- were profitable.

         In the currencies sector, most of the long positions in foreign currencies contributed significantly to this month's extraordinary positive performance.

         Long positions in energy products benefited from the end of the downward trend of oil-related products.

         The net asset value of Series A and B increased by 15.0% and 21.9%, respectively.

Fund results for June 2003:

         The long upward trend of financial futures prices came to a sudden end and changed to a sharp decline, causing a significant loss especially in long positions in bonds and notes and also interest rate futures.

         Similarly, the downward trend of most currencies versus the US-Dollar stopped and the US-Dollar started to make up for its losses in the past. This resulted in negative performance for most of the fund's long positions in foreign currencies.

         Further significant losses were incurred in the metal sector, where long positions suffered from the sharp decrease of the prices.

         The agricultural sector also contributed to the negative fund performance of this month.

         In the month of June 2003, Series A experienced a loss of 8.4%, whereas Series B decreased by 11.6%.

         For the second quarter of the year 2003, the most profitable market group was the currency sector, while positions in the metal markets showed the weakest performance.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2003. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2003 and March 31, 2003, the net asset values for Series A were approximately $8,794,218 and $4,200,291, respectively, and the net asset values for Series B as of such dates were approximately $13,270,293 and $6,333,886, respectively.

Series A as of June, 2003:

SECTOR                                MARKET RISK (USD)                   % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                         132,112                             1.50
Financial Futures                     470,655                             5.35
Currencies                            214,263                             2.44
Agricultural Products                 168,865                             1.92
Energy                                291,676                             3.32
Metals                                121,893                             1.39

Series B as of June 30, 2003:

SECTOR                                MARKET RISK (USD)                   % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                         298,487                             2.25
Financial Futures                     1,037,153                           7.82
Currencies                            481,023                             3.62
Agricultural Products                 378,689                             2.85
Energy                                657,622                             4.96
Metals                                271,885                             2.05

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

         The following were the primary trading risk exposures of the Fund as of June 30, 2003, by market sector.

Currencies

         The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Quadriga Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The exposure to these markets as of June 30, 2003 was similar to historic levels.

Interest Rates

         Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. The exposure to these markets as of June 30, 2003 was relatively high in comparison to historic levels.

Stock Indices

         Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. The exposure to these markets as of June 30, 2003 was relatively low in comparison to historic levels.

Energy

         The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. The exposure to these markets as of June 30, 2003 was similar to historic levels.

Metals

         The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of June 30, 2003 was relatively low in comparison to historic levels.

Agricultural Market

         The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of June 30, 2003 was similar to historic levels.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

         On July 22, 2003, Quadriga Capital Management on behalf of the Fund filed an amended registration statement with the U.S. Securities and Exchange Commission which became effective on July 25, 2003. The amended registration statement included as a risk possible contingent liability resulting from potential claims for rescission from investors and regulatory or enforcement action for any sales of Units made without an effective registration statement.

         On January 10, 2003, Quadriga Capital Management on behalf of the Fund filed a post-effective amendment to the registration statement which amended the plan of distribution. Before such amendment had been declared effective, and as of June 30, 2003, the Fund had sold a total of 5,604 units of Series A in the principal amount of $6.74 million and 8,091 units of Series B in the principal amount of $10.73 million. As a regulated company, Quadriga Capital Management faces potential liability in the normal cause of its business from any administrative action or in any situation in which it is found to have engaged in activities which violate applicable law. Quadriga Capital Management is unable to estimate the probability of assertion of any related claims or assessments.

         Except as described in the preceding two paragraphs, the Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund's operations.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2003.


                                              QUADRIGA SUPERFUND, L.P.
                                                    (Registrant)

                                        By: Quadriga Capital Management, Inc.
                                        General Partner

                                        By: /s/Christian Baha
                                        ------------------------------------
                                        Christian Baha
                                        President and Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit Number        Description of Document                                            Page Number
--------------        -----------------------                                            -----------
31.01                 Certification by Chief Executive Officer Pursuant to Section 302
                      of the Sarbanes-Oxley Act of 2002                                      E-2
32.01                 Certification by Chief Executive Officer Pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002                                      E-3
31.02                 Certification by Chief Financial Officer Pursuant to Section 302
                      of the Sarbanes-Oxley Act of 2002                                      E-4
32.02                 Certification by Chief Financial Officer Pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002                                      E-5