Form 10-Q
period 2003-09-30
QUADRIGA SUPERFUND
filed 2003-11-13
CIK 1168990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number: 333-88460

                            QUADRIGA SUPERFUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         Delaware                                       98-0375395
---------------------------                 ------------------------------------
  (State of Organization)                   (IRS Employer Identification Number)

        Le Marquis Complex, Unit 5
             P.O. Box 1479
               Grand Anse
         St. George's, Grenada
               West Indies                                       N/A
------------------------------------------           ---------------------------
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

                                 Yes [X] No [ ]

                     Total number of Pages: 27 plus exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Quadriga Superfund, L.P. - Series A are included in Item 1:

                                                                                                              Page
                                                                                                              ----
FINANCIAL STATEMENTS

         Statements of Assets and Liabilities as of September 30, 2003 and December 31, 2002                   3

         Condensed Schedule of Investments as of September 30, 2003                                            4

         Condensed Schedule of Investments as of December 31, 2002                                             5

         Statements of Operations for the three month and nine month periods ended September 30, 2003          6

         Statement of Changes in Net Assets for the nine months ended September 30, 2003                       7

         Statement of Cash Flows for the nine months ended September 30, 2003                                  8

The following financial statements of Quadriga Superfund, L.P. - Series B are included in Item 1:

                                                                                                           Page
                                                                                                           ----
FINANCIAL STATEMENTS

         Statements of Assets and Liabilities as of September 30, 2003 and December 31, 2002               9

         Condensed Schedule of Investments as of September 30, 2003                                        10

         Condensed Schedule of Investments as of December 31, 2002                                         11

         Statements of Operations for the three month and nine month periods ended September 30, 2003      12

         Statement of Changes in Net Assets for the nine months ended September 30, 2003                   13

         Statement of Cash Flows for the nine months ended September 30, 2003                              14

NOTES TO SERIES A AND SERIES B UNAUDITED FINANCIAL STATEMENTS DATED SEPTEMBER 30, 2003                     15-18

                       QUADRIGA SUPERFUND, L.P. - Series A
                      STATEMENTS OF ASSETS AND LIABILITIES
         September 30, 2003 (Unaudited) and December 31, 2002 (Audited)

                                                SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                ------------------   -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
 (September 30, 2003 cost $8,574,740)
 (December 31, 2002 cost $944,085)                 $ 8,596,182          $   945,098

DUE FROM BROKERS                                     1,516,154              816,407

NET EQUITY IN FUTURES AND FORWARD CONTRACTS          1,129,238               68,338

CASH                                                 1,120,925              402,631

DUE FROM AFFILIATE                                       9,535                    -
                                                   -----------          -----------

Total assets                                        12,372,034            2,232,474
                                                   -----------          -----------

LIABILITIES

ADVANCE SUBSCRIPTIONS                                  530,543              972,745

DUE TO BROKERS                                          38,534                    -

REDEMPTION PAYABLE                                         647                    -

FEES PAYABLE                                            68,846               43,294
                                                   -----------          -----------

Total liabilities                                      638,570            1,016,039
                                                   -----------          -----------

NET ASSETS                                         $11,733,464          $ 1,216,435
                                                   ===========          ===========

NUMBER OF SHARES                                    10,870.586            1,110.275

NET ASSETS VALUE PER SHARE                         $  1,079.38          $  1,095.62
                                                   ===========          ===========

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - Series A
                        CONDENSED SCHEDULE OF INVESTMENTS
                         September 30, 2003 (Unaudited)

                                                                                      PERCENTAGE OF      MARKET OR
                                                                     FACE VALUE         NET ASSETS      UNREALIZED
DEBT SECURITIES UNITED STATES, AT MARKET
United States Treasury Bills due November 28, 2003
 (cost $8,574,740), securities are held in margin
 accounts as collateral for open futures and forward contracts       $ 8,610,000           73.3%        $ 8,596,182
                                                                                           ====         ===========

FUTURES AND FORWARD CONTRACTS, AT UNREALIZED
SECTOR
CURRENCIES
Futures contracts purchased                                                                 5.8%        $   680,186
Forward contracts                                                                           1.0             116,477
                                                                                           ----         -----------
Total futures and forward contracts                                                         6.8             796,663
                                                                                           ----         -----------
ENERGY
Futures contracts purchased                                                                 0.2              16,984
Futures contracts sold                                                                     (0.1)             (7,236)
                                                                                           ----         -----------
Total futures contracts                                                                     0.1               9,748
                                                                                           ----         -----------
FINANCIAL
Futures contracts purchased                                                                 1.9             227,486
Futures contracts sold                                                                      0.2              23,639
                                                                                           ----         -----------
Total futures contracts                                                                     2.1             251,125
                                                                                           ----         -----------
GRAINS
Futures contracts purchased                                                                 0.0*              2,225
Futures contracts sold                                                                     (0.1)            (15,775)
                                                                                           ----         -----------
Total futures contracts                                                                    (0.1)*           (13,550)
                                                                                           ----         -----------
INDICES
Futures contracts purchased                                                                 0.0*             (4,176)
Futures contracts sold                                                                      0.0*                 62
                                                                                           ----         -----------
Total futures contracts                                                                     0.0*             (4,114)
                                                                                           ----         -----------
LIVESTOCK
Futures contracts purchased                                                                 0.1               9,270
                                                                                           ----         -----------
METALS
Futures contracts purchased                                                                 2.4             283,339
Futures contracts sold                                                                     (2.9)           (339,332)
                                                                                           ----         -----------
Total futures contracts                                                                    (0.5)            (55,993)
                                                                                           ----         -----------
SOFTS
Futures contracts purchased                                                                 1.2             136,089
                                                                                           ----         -----------
TOTAL FUTURES CONTRACTS, AT UNREALIZED                                                      9.7%        $ 1,129,238
                                                                                           ====         ===========

FUTURES AND FORWARD CONTRACTS BY COUNTRY/CURRENCY COMPOSITION
EURO                                                                                        2.3%        $   265,485
UNITED STATES                                                                               6.6             772,915
OTHER                                                                                       0.8              90,838
                                                                                           ----         -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY/CURRENCY                                     9.7%        $ 1,129,238
                                                                                           ====         ===========

* Due to rounding

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - Series A
                        CONDENSED SCHEDULE OF INVESTMENTS
                           December 31, 2002 (Audited)

                                                                                      PERCENTAGE OF      MARKET OR
                                                                       FACE VALUE      NET ASSETS       UNREALIZED
INVESTMENTS IN SECURITIES, AT MARKET
DEBT SECURITIES
      UNITED STATES
      United States Treasury Bills due May 29, 2003 (cost $944,085), securities are held in margin accounts as collateral for open
      futures and forward contracts                                     $ 950,000          77.7%         $   945,098
                                                                                           ====          ===========

FUTURES AND FORWARD CONTRACTS, AT UNREALIZED
      SECTOR
          ENERGY
               Futures contracts purchased                                                  3.3%         $    40,276
                                                                                           ----          -----------

          GRAINS
               Futures contracts purchased                                                  0.1                  731
               Futures contracts sold                                                      (0.2)              (2,368)
                                                                                           ----          -----------
                  TOTAL GRAINS                                                             (0.1)              (1,637)
                                                                                           ----          -----------

          LIVESTOCK
               Futures contracts purchased                                                  0.3                3,180
                                                                                           ----          -----------

          METALS
               Futures contracts purchased                                                  2.9               35,700
               Futures contracts sold                                                       0.1                  900
                                                                                           ----          -----------
                  Total futures contracts                                                   3.0               36,600
                                                                                           ----          -----------
               Unrealized appreciation on forward contracts                                 0.1                  986
               Unrealized depreciation on forward contracts                                (0.6)              (7,644)
                                                                                           ----          -----------
                  Total forward contracts                                                  (0.5)              (6,658)
                                                                                           ----          -----------
                  TOTAL METALS                                                              2.5               29,942
                                                                                           ----          -----------

          SOFTS
               Futures contracts sold                                                      (0.3)              (3,423)
                                                                                           ----          -----------
                  TOTAL FUTURES AND FORWARD CONTRACTS, AT UNREALIZED                        5.7%         $    68,338
                                                                                           ====          ===========

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
      JAPAN                                                                                 2.2               26,536
      UNITED KINGDOM                                                                        0.7                8,142
      UNITED STATES                                                                         2.8               33,660
                                                                                           ----          -----------

TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                              5.7%         $    68,338
                                                                                           ====          ===========

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES A
                            STATEMENTS OF OPERATIONS
       For the Three Month and Nine Month Periods Ended September 30, 2003
                                   (Unaudited)

                                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2003  SEPTEMBER 30, 2003
                                                        ------------------  ------------------
INVESTMENT INCOME, interest                                 $    23,095         $    45,227
                                                            -----------         -----------

EXPENSES
Management fee                                                   50,102             102,135
Organization and offering expenses                               27,082              55,209
Operating expenses                                                4,062               8,281
Selling commission                                              108,330             220,832
Incentive fee                                                         -             226,783
Brokerage commissions                                           128,919             255,624
Other                                                               893               2,785
                                                            -----------         -----------

Total expenses                                                  319,388             871,649
                                                            -----------         -----------

NET INVESTMENT LOSS                                            (296,293)           (826,422)
                                                            -----------         -----------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss on investments                             (1,632,003)           (999,804)
Net change in unrealized appreciation on investments          1,254,090           1,060,900
                                                            -----------         -----------

NET GAIN (LOSS) ON INVESTMENTS                                 (377,913)             61,096
                                                            -----------         -----------

NET DECREASE IN NET ASSETS FROM OPERATIONS                  $  (674,206)        $  (765,326)
                                                            ===========         ===========

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES A
                       STATEMENT OF CHANGES IN NET ASSETS
               For the Nine Month Period Ended September 30, 2003
                                   (Unaudited)

NET ASSETS, December 31, 2002                     $  1,216,435

NET DECREASE IN NET ASSETS FROM OPERATIONS            (765,326)

CAPITAL SHARE TRANSACTIONS
Issuance of shares                                  11,514,319
Redemption of shares                                  (231,964)
                                                  ------------

NET ASSETS, September 30, 2003                    $ 11,733,464
                                                  ============

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES A
                             STATEMENT OF CASH FLOWS
               For the Nine Month Period Ended September 30, 2003
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets from operations                   $   (765,326)
Adjustments to reconcile net decrease in net assets
 to net cash used in operating activities:
Changes in operating assets and liabilities:
US Government securities                                       (7,651,084)
Due from/to brokers                                              (661,213)
Due from affiliate                                                 (9,535)
Net equity in futures and forward contracts                    (1,060,900)
Fees payable                                                       25,552
Redemption payable                                                    647
                                                             ------------

NET CASH USED IN OPERATING ACTIVITIES                         (10,121,859)
                                                             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Subscriptions, net of change in advance subscriptions          11,072,117
Redemptions                                                      (231,964)
                                                             ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      10,840,153
                                                             ------------

NET INCREASE IN CASH                                              718,294

CASH, beginning of period                                         402,631
                                                             ------------

CASH, end of period                                          $  1,120,925
                                                             ============

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES B
                      STATEMENTS OF ASSETS AND LIABILITIES
         September 30, 2003 (Unaudited) and December 31, 2002 (Audited)

                                               SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                               ------------------  -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
 (September 30, 2003 cost $10,203,823)
 (December 31, 2002 cost $1,540,776)               $10,228,445        $ 1,542,197

DUE FROM BROKERS                                     2,900,707          1,152,562

NET EQUITY IN FUTURES AND FORWARD CONTRACTS          2,033,617            192,020

CASH                                                 1,230,725            396,680
                                                   -----------        -----------

Total assets                                        16,393,494          3,283,459
                                                   -----------        -----------

LIABILITIES

ADVANCE SUBSCRIPTIONS                                  895,381            961,768

DUE TO BROKERS                                          58,159                  -

REDEMPTION PAYABLE                                      56,306                  -

FEES PAYABLE                                            89,683            124,710

DUE TO AFFILIATE                                         9,535                  -
                                                   -----------        -----------

Total liabilities                                    1,109,064          1,086,478
                                                   -----------        -----------

NET ASSETS                                         $15,284,430        $ 2,196,981
                                                   ===========        ===========

NUMBER OF SHARES                                    13,632.486          1,894.331

NET ASSETS VALUE PER SHARE                         $  1,121.18        $  1,159.77
                                                   ===========        ===========

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES B
                        CONDENSED SCHEDULE OF INVESTMENTS
                         September 30, 2003 (Unaudited)

                                                                                  PERCENTAGE OF  MARKET OR
                                                                      FACE VALUE   NET ASSETS    UNREALIZED
DEBT SECURITIES UNITED STATES, AT MARKET
United States Treasury Bills due November 28, 2003
 (cost $10,203,823), securities are held in margin
 accounts as collateral for open futures and forward contracts        $10,245,000      66.9%     $ 10,228,445
                                                                                       ====      ============

FUTURES CONTRACTS, AT UNREALIZED
SECTOR
CURRENCIES
Futures contracts purchased                                                             8.0%     $  1,229,038
Forward contracts                                                                       1.4           211,413
                                                                                       ----      ------------
Total futures and forward contracts                                                     9.4         1,440,451
                                                                                       ----      ------------
ENERGY
Futures contracts purchased                                                             0.2            31,139
Futures contracts sold                                                                 (0.0)*         (10,048)
                                                                                       ----      ------------
Total futures contracts                                                                 0.2
                                                                                                       21,091
                                                                                       ----      ------------
FINANCIAL
Futures contracts purchased                                                             2.7           413,099
Futures contracts sold                                                                  0.3            47,030
                                                                                       ----      ------------
Total futures contracts                                                                 3.0           460,129
                                                                                       ----      ------------
GRAINS
Futures contracts purchased                                                             0.0*            3,500
Futures contracts sold                                                                 (0.2)          (35,313)
                                                                                       ----      ------------
Total futures contracts                                                                (0.2)          (31,813)
                                                                                       ----      ------------
INDICES
Futures contracts purchased                                                            (0.1)          (18,284)
Futures contracts sold                                                                  0.0*              121
                                                                                       ----      ------------
Total futures contracts                                                                (0.1)          (18,163)
                                                                                       ----      ------------
LIVESTOCK
Futures contracts purchased                                                             0.1            19,180
                                                                                       ----      ------------
METALS
Futures contracts purchased                                                             3.7           562,908
Futures contracts sold                                                                 (4.4)         (677,128)
                                                                                       ----      ------------
Total futures contracts                                                                (0.7)         (114,220)
                                                                                       ----      ------------
SOFTS
Futures contracts purchased                                                             1.7           256,962
                                                                                       ----      ------------
TOTAL FUTURES CONTRACTS, AT UNREALIZED                                                 13.3%     $  2,033,617
                                                                                       ====      ============

FUTURES AND FORWARD CONTRACTS BY COUNTRY/CURRENCY COMPOSITION
EURO                                                                                    3.1%     $    479,946
UNITED STATES                                                                           9.1         1,381,575
OTHER                                                                                   1.1           172,096
                                                                                       ----      ------------

TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY/CURRENCY                                13.3%     $  2,033,617
                                                                                       ====      ============

* Due to rounding

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - Series B
                        CONDENSED SCHEDULE OF INVESTMENTS
                           December 31, 2002 (Audited)

                                                                                PERCENTAGE OF NET   MARKET OR
                                                                    FACE VALUE       ASSETS        UNREALIZED
INVESTMENTS IN SECURITIES, AT MARKET
DEBT SECURITIES
      UNITED STATES
      United States Treasury Bills due May 29, 2003 (cost
       $1,540,776), securities are held in margin accounts as
       collateral for open futures and forward contracts           $1,550,000         70.2%        $ 1,542,197
                                                                                      ====         ===========
FUTURES AND FORWARD CONTRACTS, AT UNREALIZED
      SECTOR
          ENERGY
               Futures contracts purchased                                             5.5%        $   120,786
                                                                                      ----         -----------

          GRAINS
               Futures contracts purchased                                               -                 676
               Futures contracts sold                                                 (0.3)             (6,308)
                                                                                      ----         -----------
                  TOTAL GRAINS                                                        (0.3)             (5,632)
                                                                                      ----         -----------

          LIVESTOCK
               Futures contracts purchased                                             0.4               8,820
                                                                                      ----         -----------

          METALS
               Futures contracts purchased                                             4.2              92,818
               Futures contracts sold                                                  0.1               2,286
                                                                                      ----         -----------
                  Total futures contracts                                              4.3              95,104
                                                                                      ----         -----------
               Unrealized appreciation on forward contracts                            0.3               7,562
               Unrealized depreciation on forward contracts                           (1.2)            (25,854)
                                                                                      ----         -----------
                  Total forward contracts                                             (0.9)            (18,292)
                                                                                      ----         -----------
                  TOTAL METALS                                                         3.5              76,812
                                                                                      ----         -----------

          SOFTS
               Futures contracts sold                                                 (0.4)             (8,951)
                                                                                      ----         -----------

          INDICES
               Futures contracts purchased                                               -                 185
                                                                                      ----         -----------
                  TOTAL FUTURES AND FORWARD CONTRACTS, AT UNREALIZED                   8.7%        $   192,020
                                                                                      ====         ===========

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
      JAPAN                                                                            3.0%        $    66,227
      UNITED KINGDOM                                                                   1.0              22,307
      UNITED STATES                                                                    4.7             103,486
                                                                                      ----         -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                         8.7%        $   192,020
                                                                                      ====         ===========

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES B
                            STATEMENTS OF OPERATIONS
       For the Three Month and Nine Month Periods Ended September 30, 2003
                                   (Unaudited)

                                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2003  SEPTEMBER 30, 2003
                                                        ------------------  ------------------
INVESTMENT INCOME, interest                                 $    31,377         $    63,856
                                                            -----------         -----------

EXPENSES
Management fee                                                   67,987             149,247
Organization and offering expenses                               36,750              80,675
Operating expenses                                                5,513              12,101
Selling commission                                              146,999             322,698
Incentive fee                                                         -             486,682
Brokerage commissions                                           242,335             467,257
Other                                                             1,297               4,321
                                                            -----------         -----------

Total expenses                                                  500,881           1,522,981
                                                            -----------         -----------

NET INVESTMENT LOSS                                            (469,504)         (1,459,125)
                                                            -----------         -----------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss on investments                             (3,185,113)         (2,144,513)
Net change in unrealized appreciation on investments          2,312,983           1,841,597
                                                            -----------         -----------

NET LOSS ON INVESTMENTS                                        (872,130)           (302,916)
                                                            -----------         -----------

NET DECREASE IN NET ASSETS FROM OPERATIONS                  $(1,341,634)        $(1,762,041)
                                                            ===========         ===========

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES B
                       STATEMENT OF CHANGES IN NET ASSETS
               For the Nine Month Period Ended September 30, 2003
                                   (Unaudited)

NET ASSETS, December 31, 2002                     $  2,196,981

NET DECREASE IN NET ASSETS FROM OPERATIONS          (1,762,041)

CAPITAL SHARE TRANSACTIONS

Issuance of shares                                  15,394,344
Redemption of shares                                  (544,854)
                                                  ------------

NET ASSETS, September 30, 2003                    $ 15,284,430
                                                  ============

            See accompanying notes to unaudited financial statements.

                       QUADRIGA SUPERFUND, L.P. - SERIES B
                             STATEMENT OF CASH FLOWS
               For the Nine Month Period Ended September 30, 2003
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net decrease in net assets from operations                   $ (1,762,041)
Adjustments to reconcile net decrease in net assets
 to net cash used in operating activities:
Changes in operating assets and liabilities:
US Government securities                                       (8,686,248)
Due from/to brokers                                            (1,689,986)
Net equity in futures and forward contracts                    (1,841,597)
Fees payable                                                      (35,027)
Redemption payable                                                 56,306
Due to affiliate                                                    9,535
                                                             ------------

NET CASH USED IN OPERATING ACTIVITIES                         (13,949,058)
                                                             ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Subscriptions, net of change in advance subscriptions          15,327,957
Redemptions                                                      (544,854)
                                                             ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      14,783,103
                                                             ------------

NET INCREASE IN CASH                                              834,045

CASH, beginning of period                                         396,680
                                                             ------------

CASH, end of period                                          $  1,230,725
                                                             ============

            See accompanying notes to unaudited financial statements.

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

2.       SIGNIFICANT ACCOUNTING POLICIES

Valuation of Investments in Futures and Forward Contracts

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available.

Translation of Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the period end exchange rates. Purchases and sales of investments, and income and expenses, that are denominated in foreign currencies, are translated into U.S. dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statements of operations.

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

3.       DUE FROM/TO BROKERS

Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities.

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

Advance subscriptions represent cash received prior to September 30, 2003 for capital contributions of the subsequent month and do not participate in the earnings of the Fund until October 1, 2003.

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

6.       FINANCIAL HIGHLIGHTS

Financial highlights for the period January 1, 2003 through September 30, 2003 are as follows:

                                                         SERIES A            SERIES B
                                                        ----------          ----------
Total return
Total return before incentive fees                             6.1%                7.8%
Incentive fees                                                (7.6)              (11.1)
                                                        ----------          ----------

Total return after incentive fees                             (1.5)%              (3.3)%
                                                        ==========          ==========

Ratio to average partners' capital
Operating expenses before incentive fees                       8.3%                9.2%
Incentive fees                                                 2.9                 4.3
                                                        ----------          ----------

Total expenses                                                11.2%               13.5%
                                                        ==========          ==========

Net investment loss                                          (10.6)%             (12.9)%
                                                        ==========          ==========

Net asset value per unit, beginning of period           $ 1,095.62          $ 1,159.77

Net decrease in net assets from operations                  (16.24)             (38.59)
                                                        ----------          ----------

Net asset value per unit, end of period                 $ 1,079.38          $ 1,121.18
                                                        ==========          ==========

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

The majority of these instruments mature within one year of September 30, 2003. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the nine months ended September 30, 2003, subscriptions totaling $26,908,663 have been accepted and redemptions over the same period totaled $776,818.

CAPITAL RESOURCES

         The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

RESULTS OF OPERATIONS

Series A:

Net results for the quarter ended September 30, 2003 were a loss of 6.69% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.23%, trading performance (including commissions) of approximately -5.03% and charges of approximately 1.88% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At September 30, 2003 and June 30, 2003, the net asset value per unit of Series A was $1,079.38 and $1,156.71, respectively.

Series B:

         Net results for the quarter ended September 30, 2003 were a loss of 8.90% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.21%, trading performance (including commissions) of approximately -7.40% and charges of approximately 1.71% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At September 30, 2003 and June 30, 2003, the net asset value per unit of Series B was $1,121.18 and $1,230.71, respectively.

Fund results for July 2003:

         In July a significant upwards trend of the United States Dollar versus most of the foreign currencies caused a major loss in the Fund's combination of long and short currency positions.

         Rising financial futures prices resulted in a loss in the respective short positions held by the Fund.

         The continuing upwards trend in stock index markets contributed positively to the Fund's performance as did long positions in the agricultural sector, energy related products and metals.

                  During the month of July, Series A lost 8.8% and Series B lost 12.0%, including charges.

Fund results for August 2003:

          The Fund's long stock index positions were profitable due to a continuing rise in stock index market, although this increase encountered some resistance during the month.

          In spite of generally flat trends in the energy markets, a gain in this sector was realized due to the sharp rise of unleaded gas prices following power outages in wide parts of North America.

          Short positions in the financial futures sector also contributed toward positive performance.

          The only noteworthy losses for the month resulted from long positions in the metal markets, although precious metals showed an upwards movement.

The net asset value of Series A and B increased by 2.2% and 3.4%, respectively, including charges.

Fund results for September 2003:

         The sharp decline in crude oil prices and oil-related products during the first days of this month caused a heavy loss for the Fund's long positions in those markets.

         Furthermore, the upwards trend of stock indices reversed, resulting in negative performance for long stock index futures positions.

         However, long positions in foreign currencies were able to offset a major part of the losses mentioned above due to the weakening of the U.S. Dollar during this month.

         In the financial futures sector, long positions were profitable.

         For September, Series A realized a profit of 0.1% while Series B showed 0.0%, each including charges.

For the third quarter of 2003, the most profitable market group overall was the agricultural sector while positions in the energy markets contributed the greatest amount of losses.

OFF-BALANCE SHEET RISK

         The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Quadriga Capital Management was unable to offset such positions, the Fund could experience substantial losses. Quadriga Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.

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

Standard of Materiality

         Materiality as used in this section, " Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund's market sensitive instruments.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2003. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of September 30, 2003 and June 30, 2003, the net asset values for Series A were $11,733,464 and $8,794,218, respectively, and the net asset values for Series B as of such dates were $15,284,430 and $13,270,293, respectively.

Series A as of September 30, 2003:

    SECTOR                                     MARKET RISK (USD)            % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                                      278,650                                    2.37
Financial Futures                                  800,651                                    6.82
Currencies                                       1,288,716                                   10.98
Agricultural Products                               82,288                                    0.70
Energy                                              54,371                                    0.46
Metals                                             406,419                                    3.46

Series B as of September 30, 2003:

    SECTOR                                    MARKET RISK (USD)             % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                                      525,729                                   3.44
Financial Futures                                1,464,292                                   9.58
Currencies                                       2,341,547                                  15.32
Agricultural Products                              151,804                                   0.99
Energy                                              97,543                                   0.64
Metals                                             732,659                                   4.79

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

         The following were the primary trading risk exposures of the Fund as of September 30, 2003, by market sector.

Currencies

The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Quadriga Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The exposure to these markets as of September 30, 2003 was relatively high in comparison to historic levels.

Interest Rates

Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. The exposure to these markets as of September 30, 2003 was relatively high in comparison to historic levels.

Stock Indices

Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. The exposure to these markets as of September 30, 2003 was similar to historic levels.

Energy

The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. The exposure to these markets as of September 30, 2003 was relatively low in comparison to historic levels.

Metals

         The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of September 30, 2003 was relatively high in comparison to historic levels. Agricultural Market

The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of September 30, 2003 was relatively low in comparison to historic levels.

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

ITEM 4. CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of Quadriga Capital Management have concluded that the Fund has effective disclosure controls and procedures to ensure that material information relating to the Fund is made known to them by others within the Fund, particularly during the period in which this quarterly report is being prepared. The principal executive officer and principal financial officer of Quadriga Capital Management have evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date") and have based the foregoing conclusion about the effectiveness of the Fund's disclosure controls and procedures based on their evaluation as of the Evaluation Date.

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

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November ___, 2003.

                                           QUADRIGA SUPERFUND, L.P.
                                                 (Registrant)

                                           By: Quadriga Capital Management, Inc.
                                           General Partner

                                           By: /s/Christian Baha
                                           -------------------------------------
                                           Christian Baha
                                           President and Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit Number                       Description of Document                             Page Number
--------------                       -----------------------                             -----------
      31.1          Certification by Chief Executive Officer Pursuant to Section 302
                    of the Sarbanes-Oxley Act of 2002                                       E-2

      31.2          Certification by Chief Financial Officer Pursuant to Section 302
                    of the Sarbanes-Oxley Act of 2002                                       E-3

      32.1          Certification by Chief Executive Officer Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002                                       E-4

      32.2          Certification by Chief Financial Officer Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002                                       E-5