Form 10-K
period 2003-12-31
QUADRIGA SUPERFUND
filed 2004-03-30
CIK 1168990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2003
                        Commission File Number 333-88460

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                 to
                                      ---------------    -----------------

                QUADRIGA SUPERFUND, L.P. - SERIES A and SERIES B
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      98-0375395
-------------------------------             ------------------------------------
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

                                 Yes [X] No [ ]

Indicate by check mark if the disclosure document of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant has no voting stock. As of December 31, 2003 there were 27,201.874 Units (Share Class A: 12,256.648 and Share Class B: 14,945.226) of
Limited Partnership Interest issued and outstanding.

Total number of pages 47.

DOCUMENTS INCORPORATED BY REFERENCE

         Prospectus dated July 22, 2003 included within the Registration Statement on Form S-1 (File No. 333-88460), incorporated by reference into Parts I, II, III and IV.

                                     PART I

ITEM 1. BUSINESS

         Quadriga Superfund, L.P. ("Quadriga Superfund," the "Registrant" or the "Fund") is a limited partnership which was organized on May 3, 2002 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Limited Partnership Agreement under which it operates, Quadriga Superfund is organized as two separate series of limited partnership units, Series A and Series B. The Registrant operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and equity markets. Specifically, the Fund trades a portfolio of approximately 100 futures markets using a fully automated computerized trading system. The general partner and trading manager of the Registrant is Quadriga Capital Management, Inc. ("Quadriga Capital Management," "the General Partner" or the "Trading Manager"), a Grenada corporation. The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

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

         The Registrant filed its latest amended registration statement with the Securities and Exchange Commission on July 22, 2003. A total of $33,952,032 has been invested in the initial and continuing offering periods through December 31, 2003, and a total of $1,797,883 in investments has been redeemed during these same periods.

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

         The Registrant trades on domestic and international exchanges in up to approximately 100 futures market contracts: currencies, livestock, agricultural, metals, interest rate instruments, energies, stock indices, and grains. Trading decisions are made using a fully automated computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Registrant will fluctuate from time to time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 2003, there were 12,256.648 Units in Series A of the Registrant and 14,945.226 Units in Series B for a total of 27,201.874 Units of Limited Partnership Interest outstanding.

         Quadriga Capital Management has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Quadriga Capital Management has not made any distributions as of the date hereof.

ITEM 6. SELECTED FINANCIAL DATA

                                                      SERIES A     SERIES B
                                                    -----------   -----------
Total Net Assets                                    $16,144,789   $22,136,771
Total Income                                          3,412,903     5,728,207
Net Income                                            2,113,986     3,569,443
Net Income (loss) per Unit                               172.48        238.83
Increase (Decrease) in Net Asset Value per Unit          221.61        321.42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Quadriga Superfund commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2003, subscriptions totaling $30,982,598 had been accepted and redemptions over the same period totaled $1,797,883. As of December 31, 2002, subscriptions totaling $2,969,434 had been accepted and redemptions over the same period totaled $0.

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

RESULTS OF OPERATIONS

Series A:

         Net results for the year ended December 31, 2003 were a gain of 20.23% in net asset value compared to the preceding year. This increase consisted of interest income of approximately 0.75%, trading performance (including commissions) of approximately 26.29% and charges of approximately 6.81% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At December 31, 2003 and December 31, 2002, the net asset value per unit of Series A was $1,317.23 and $1,095.62, respectively.

Series B:

         Net results for the year ended December 31, 2003 were a gain of 27.71% in net asset value compared to the preceding year. This increase consisted of interest income of approximately 0.74%, trading performance (including commissions) of approximately 34.44% and charges of approximately 7.47% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At December 31, 2003 and December 31, 2002, the net asset value per unit of Series B was $1,481.19 and $1,159.77, respectively.

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

         During the month of April, Series A gained 0.5% and Series B gained
0.9%.

Fund results for May 2003:

         The worldwide economy started to show some signs of strengthening, which encouraged stock markets as well as caused prices for bonds, notes and interest rates to rise. Consequently, short positions in stock indices weakened, whereas long positions in financial futures - especially in bonds and notes - were profitable.

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

Fund results for October 2003:

         For the month of October, long positions in stock market indices profited from upward price developments on the stock exchanges.

         Falling financial futures prices caused losses for short positions in the interest rate and bond markets.

         Long positions in grains and soy related products were able to gain from rallying markets, also the strong increase of metal prices contributed to a positive trading performance.

         During the month of October 2003, Series A gained 4.0% and Series B gained 5.9%, including charges.

Fund results for November 2003:

         In the month of November, we saw a strengthening of most of the major foreign currencies enabling the fund's respective long positions to take profits.

         The agricultural markets, especially the grains products, displayed high volatility. The strong upwards trend of soy products of the month before was reversed. These developments caused a loss in the long and short strategy of our fund in those markets.

         Long positions in the financial futures sector also contributed toward negative performance.

         Stock index markets didn't reveal any significant trend and traded slightly positive.

         The net asset value of Series A and B lost 1.8% and 2.0%, respectively, including charges.

Fund results for December 2003:

         In the month of December, stock markets were on a rise. Therefore, long positions in this sector were profitable.

         A major contribution to this month's positive performance resulted from strong gains of long positions in foreign currencies. The Euro was able to reach a new all-time-high by the end of the year.

         Long positions in metals and energy products were also very profitable.

         In the financial futures sector, minor losses were incurred by long positions.

         For December, Series A realized a profit of 19.4% while Series B increased by 27.3%, each including charges.

         For the fourth quarter of 2003, the most profitable market group overall was the metal sector while positions in the interest rate markets contributed the greatest amount of losses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2003. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2003 and September 30, 2003, the net asset values for Series A were $16,144,789 and $11,733,464, respectively, and the net asset values for Series B as of such dates were $22,136,771 and $15,284,430, respectively.

Series A as of December 31, 2003:

                                                % OF TOTAL CAPITALIZATION (NET
SECTOR                   MARKET RISK (USD)                  ASSETS)
Agricultural Products          63,935                        0.40
Energy                        744,100                        4.61
Metals                        594,433                        3.68

Series B as of December 31, 2003:

                                                % OF TOTAL CAPITALIZATION (NET
SECTOR                   MARKET RISK (USD)                  ASSETS)
Agricultural Products          115,723                       0.52
Energy                       1,329,871                       6.01
Metals                       1,060,137                       4.79

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

         The following were the primary trading risk exposures of the Fund as of December 31, 2003, by market sector.

Currencies

         The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs.

These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Quadriga Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. As of December 31, 2003 there was no exposure to these markets based on open positions on such date.

Interest Rates

         Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of December 31, 2003 there was no exposure to these markets based on open positions on such date.

Stock Indices

         Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. As of December 31, 2003 there was no exposure to these markets based on open positions on such date.

Energy

         The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. The exposure to these markets as of December 31, 2003 was relatively high in comparison to historic levels.

Metals

         The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2003 was similar to historic levels.

Agricultural Market

         The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2003 was relatively low in comparison to historic levels.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X appear beginning on page 24 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of Quadriga Capital Management have concluded that the Fund has effective disclosure controls and procedures to ensure that material information relating to the Fund is made known to them by others within the Fund, particularly during the period in which this annual report is being prepared. The principal executive officer and financial and principal accounting officer of Quadriga Capital Management have evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this report (the "Evaluation Date") and have based the foregoing conclusion about the effectiveness of the Fund's disclosure controls and procedures based on their evaluation as of the Evaluation Date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2003, no Units of Limited Partnership were owned or held by officers of Quadriga Capital Management.

         (b) Security Ownership of Management. As of December 31, 2003, Quadriga Capital Management owned 1,000 Units of Series A and 1,000 Units of Series B having a combined value of $2,798,420. Units of General Partnership Interest will be owned by Quadriga Capital Management as an investment and in its capacity as general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Registrant's annual financial statements, review of financial statements included in the

                  Registrant's regulatory filings and other services normally provided in connection with regulatory filings or engagements are as follows:

                  2002     $39,000
                  2003     $54,000

         (2)      Audit-Related Fees. $5,500.

         (3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for tax compliance and tax advice given in the preparation of the Registrant's Schedule K1s, the preparation of the Registrant's Form 1065 and preparation of all State Tax Returns are as follows:

                  2002     None
                  2003     None

                  Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by RK Consulting, Inc. for tax compliance and tax advice given in the preparation of the Registrant's Schedule K1s, the preparation of the Registrant's Form 1065 and preparation of all State Tax Returns are as follows:

                  2002     $12,500
                  2003     $20,000

         (4)      All Other Fees. None.

         (5)      Not Applicable.

         (6)      Not Applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The Following documents are filed as part of this report:

                  (1)      Financial Statements beginning on page 25 hereof.

                  (2)      Schedules:

                           Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

                  (3) Exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

         (b)      Reports on Form 8-K

                  None.

                QUADRIGA SUPERFUND, L.P. - SERIES A AND SERIES B
                                DECEMBER 31, 2003
                              FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Quadriga Superfund, L.P. - Series A and Series B:

We have audited the accompanying statements of assets and liabilities of Quadriga Superfund, L.P. - Series A and Series B (the Fund), including the condensed schedules of investments as of December 31, 2003 and 2002, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2003 and for the period from November 5, 2002 (commencement of operations) through December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quadriga Superfund, L.P. - Series A and Series B as of December 31, 2003 and 2002, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2003 and for the period from November 5, 2002 (commencement of operations) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

New York, New York
March 9, 2004

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                                        2003         2002
                                                    -----------   -----------
ASSETS

US GOVERNMENT SECURITIES, at market
(cost $13,739,594 and $944,085
as of December 31, 2003 and 2002, respectively)     $13,749,608   $   945,098

DUE FROM BROKERS                                        989,646       816,407

FUTURES CONTRACTS PURCHASED                             583,646        79,887
UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS     1,196,849           986

CASH                                                  1,597,546       402,631
                                                    -----------   -----------

        Total assets                                 18,117,295     2,245,009
                                                    -----------   -----------

LIABILITIES

FUTURES CONTRACTS SOLD                                    8,595         4,891
UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS       231,306         7,644

ADVANCE SUBSCRIPTIONS                                 1,097,282       972,745

DUE TO BROKER                                           532,552             -

REDEMPTION PAYABLE                                        8,040             -

FEES PAYABLE                                             94,731        43,294
                                                    -----------   -----------

        Total liabilities                             1,972,506     1,028,574
                                                    -----------   -----------

NET ASSETS                                          $16,144,789   $ 1,216,435
                                                    -----------   -----------

NUMBER OF SHARES                                     12,256.648     1,110.275

NET ASSETS VALUE PER SHARE                          $  1,317.23   $  1,095.62
                                                    -----------   -----------

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003

                                                                                                      PERCENTAGE OF    MARKET OR
                                                                                        FACE VALUE      NET ASSETS     UNREALIZED
DEBT SECURITIES UNITED STATES, AT MARKET
     UNITED STATES TREASURY BILLS DUE MAY 27, 2004 (COST $13,739,594),
     SECURITIES ARE HELD IN MARGIN ACCOUNTS AS COLLATERAL
     FOR OPEN FUTURES AND FORWARDS                                                      $13,805,000           85.2%   $13,749,608
                                                                                                      ------------    -----------

FORWARD CONTRACTS, AT FAIR VALUE
      UNREALIZED APPRECIATION ON FORWARD CONTRACTS
            CURRENCIES                                                                                         0.9%   $   140,479
            METALS                                                                                             6.5      1,056,370
                                                                                                      ------------    -----------
                TOTAL UNREALIZED APPRECIATION ON FORWARD CONTRACTS                                             7.4      1,196,849
                                                                                                      ------------    -----------

      UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
            CURRENCIES                                                                                        (0.4)       (65,291)
            METALS                                                                                            (1.0)      (166,015)
                                                                                                      ------------    -----------
                TOTAL UNREALIZED DEPRECIATION ON FORWARD CONTRACTS                                            (1.4)      (231,306)
                                                                                                      ------------    -----------

                TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                         6.0%   $   965,543
                                                                                                      ------------    -----------
FUTURES CONTRACTS, AT FAIR VALUE
      FUTURES CONTRACTS PURCHASED
            ENERGY                                                                                             1.7        279,675
            GRAINS                                                                                             0.1         17,861
            INDICES                                                                                            0.2         27,189
            METALS                                                                                             1.6        258,921
                                                                                                      ------------    -----------
                TOTAL FUTURES CONTRACTS PURCHASED                                                              3.6        583,646
                                                                                                      ------------    -----------

      FUTURES CONTRACTS SOLD
            GRAINS                                                                                            (0.1)        (9,521)
            INDICES                                                                                            0.0*           926
                                                                                                      ------------    -----------
                TOTAL FUTURES CONTRACTS SOLD                                                                  (0.1)        (8,595)
                                                                                                      ------------    -----------

                TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                         3.5%   $   575,051
                                                                                                      ------------    -----------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
      JAPAN                                                                                                    0.4%   $    68,877
      UNITED KINGDOM                                                                                           6.0        977,375
      UNITED STATES                                                                                            3.1        494,342
                                                                                                      ------------    -----------
            TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                     9.5%   $ 1,540,594
                                                                                                      ------------    -----------

* DUE TO ROUNDING

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2002

                                                                  FACE VALUE          PERCENTAGE OF     MARKET OR
                                                                                       NET ASSETS       UNREALIZED
DEBT SECURITIES UNITED STATES, AT MARKET
     UNITED STATES TREASURY BILLS DUE MAY 29, 2003 (COST
     $944,085), SECURITIES ARE HELD IN MARGIN ACCOUNTS AS
     COLLATERAL FOR OPEN FUTURES AND FORWARDS                     $  950,000                  77.7%     $  945,098
                                                                                       -----------      ----------
FORWARD CONTRACTS, AT FAIR VALUE
     UNREALIZED APPRECIATION ON FORWARD CONTRACTS
            METALS                                                                             0.1             986
                                                                                       -----------      ----------
     UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
            METALS                                                                            (0.6)         (7,644)
                                                                                       -----------      ----------

                 TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                       (0.5)%    $   (6,658)
                                                                                       ===========      ==========
FUTURES CONTRACTS, AT FAIR VALUE
     FUTURES CONTRACTS PURCHASED
            ENERGY                                                                             3.3          40,276
            GRAINS                                                                             0.1             731
            LIVESTOCK                                                                          0.3           3,180
            METALS                                                                             2.9          35,700
                                                                                       -----------      ----------
                 TOTAL FUTURES CONTRACTS PURCHASED                                             6.6          79,887
                                                                                       -----------      ----------
     FUTURES CONTRACTS SOLD
            GRAINS                                                                            (0.2)         (2,368)
            SOFTS                                                                             (0.3)         (3,423)
            METALS                                                                             0.1             900
                                                                                       -----------      ----------
                 TOTAL FUTURES CONTRACTS SOLD                                                 (0.4)         (4,891)
                                                                                       -----------      ----------

                 TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                        6.2%     $   74,996
                                                                                       ===========      ==========
FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
     JAPAN                                                                                     2.2%     $   26,536
     UNITED KINGDOM                                                                            0.7           8,142
     UNITED STATES                                                                             2.8          33,660
                                                                                       -----------      ----------
                 TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                5.7%     $   68,338
                                                                                       ===========      ==========

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM NOVEMBER 5, 2002 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2002

                                                                               2003           2002
                                                                            -----------    -----------
INVESTMENT INCOME, interest                                                 $    73,045    $     1,100
                                                                            -----------    -----------
EXPENSES
   Management fee                                                               166,849          3,486
   Organization and offering expenses                                            90,189          1,885
   Operating expenses                                                            13,528            282
   Selling commission                                                           360,755          7,538
   Incentive fee                                                                226,783         35,946
   Brokerage commissions                                                        420,816              -
   Other                                                                         19,997              -
                                                                            -----------    -----------

        Total expenses                                                        1,298,917         49,137
                                                                            -----------    -----------

NET INVESTMENT LOSS                                                          (1,225,872)       (48,037)
                                                                            -----------    -----------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS
   Net realized gain on futures and forward contracts                         1,867,602         88,636
   Net change in unrealized appreciation on futures and forward contracts     1,472,256         68,338
                                                                            -----------    -----------

NET GAIN ON INVESTMENTS                                                       3,339,858        156,974
                                                                            -----------    -----------

NET INCREASE IN NET ASSETS FROM OPERATIONS                                  $ 2,113,986    $   108,937
                                                                            ===========    ===========

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM NOVEMBER 5, 2002 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2002

                                                                                2003            2002
                                                                            ------------    ------------
NET INCREASE IN NET ASSETS FROM OPERATIONS:
   Net investment loss                                                      $ (1,225,872)   $    (48,037)
   Net realized gain on futures and forward contracts                          1,867,602          88,636
   Net change in unrealized appreciation on futures and forward contracts      1,472,256          68,338
                                                                            ------------    ------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                                     2,113,986         108,937

CAPITAL SHARE TRANSACTIONS
   Issuance of shares                                                         13,267,146       1,107,498
   Redemption of shares                                                         (452,778)              -
                                                                            ------------    ------------

   Net increase in net assets from capital share transactions                 12,814,368       1,107,498
                                                                            ------------    ------------
   Net increase in net assets                                                 14,928,354       1,216,435

NET ASSETS, beginning of period                                                1,216,435               -
                                                                            ------------    ------------
NET ASSETS, end of period                                                   $ 16,144,789    $  1,216,435
                                                                            ============    ============

SHARES, beginning of period                                                    1,110.275               -
ISSUANCE OF SHARES                                                            11,558.690       1,110.275
REDEMPTION OF SHARES                                                            (412.317)              -
                                                                            ------------    ------------

SHARES, end of period                                                         12,256.648       1,110.275
                                                                            ============    ============

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM NOVEMBER 5, 2002 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2002

                                                                        2003            2002
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase in net assets from operations                       $  2,113,986    $    108,937
   Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
     Changes in operating assets and liabilities:
        US Government securities                                     (12,804,510)       (945,098)
        Due from brokers                                                (173,239)       (816,407)
        Unrealized appreciation on open futures positions               (503,759)        (79,887)
        Unrealized appreciation on open forward contracts             (1,195,863)           (986)
        Unrealized depreciation on open futures positions                  3,704           4,891
        Unrealized deprecation on open forward contracts                 223,662           7,644
        Due to brokers                                                   532,552               -
        Fees payable                                                      51,437          43,294
                                                                    ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                (11,752,030)     (1,677,612)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions              13,391,683       2,080,243
   Redemptions, net of redemption payable                               (444,738)              -
                                                                    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             12,946,945       2,080,243
                                                                    ------------    ------------

NET INCREASE IN CASH                                                   1,194,915         402,631

CASH, beginning of period                                                402,631               -
                                                                    ------------    ------------

CASH, end of period                                                 $  1,597,546    $    402,631

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     2003 Subscriptions received in 2002                            $    972,745               -
                                                                    ============    ============
     Redemptions payable                                            $      8,040               -
                                                                    ============    ============

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                                       2003          2002
                                                    -----------   -----------
ASSETS

US GOVERNMENT SECURITIES, at market
 (cost $17,392,760 and $1,540,776
 as of December 31, 2003  and December 31, 2002)    $17,405,163   $ 1,542,197

DUE FROM BROKERS                                      3,187,377     1,152,562

FUTURES CONTRACTS PURCHASED                           1,030,282       223,285
UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS     2,176,599         7,562

CASH                                                    854,910       396,680
                                                    -----------   -----------

        Total assets                                 24,654,331     3,322,286
                                                    -----------   -----------

LIABILITIES

FUTURES CONTRACTS SOLD                                   15,398        12,973
UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS       436,869        25,854

ADVANCE SUBSCRIPTIONS                                   920,395       961,768

DUE TO BROKER                                         1,006,857             -

REDEMPTION PAYABLE                                        8,152             -

FEES PAYABLE                                            129,889       124,710
                                                    -----------   -----------

        Total liabilities                             2,517,560     1,125,305
                                                    -----------   -----------

NET ASSETS                                          $22,136,771   $ 2,196,981
                                                    -----------   -----------

NUMBER OF SHARES                                     14,945.226     1,894.331

NET ASSETS VALUE PER SHARE                          $  1,481.19   $  1,159.77
                                                    -----------   -----------

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003

                                                                                                PERCENTAGE OF    MARKET OR
                                                                               FACE VALUE         NET ASSETS    UNREALIZED
DEBT SECURITIES UNITED STATES, AT MARKET
    United States Treasury Bills due May 27, 2004 (cost $17,392,760), securities are held in margin accounts as collateral
    for open futures and forwards                                              $17,475,000          78.6%       $17,405,163
                                                                                                    ----        -----------
FORWARD CONTRACTS, AT FAIR VALUE
     UNREALIZED APPRECIATION ON FORWARD CONTRACTS
             Currencies                                                                              1.2%       $   267,624
             Metals                                                                                  8.6          1,908,975
                                                                                                    ----        -----------
                      Total unrealized appreciation on
                        forward contracts                                                            9.8          2,176,599
                                                                                                    ====        ===========

     UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
             Currencies                                                                             (0.6)          (127,939)
             Metals                                                                                 (1.4)          (308,930)
                                                                                                    ----        -----------
                      Total unrealized depreciation on
                        forward contracts                                                           (2.0)          (436,869)
                                                                                                    ----        -----------
                      TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                         7.8%       $ 1,739,730
                                                                                                    ====        ===========

FUTURES CONTRACTS, AT FAIR VALUE
     FUTURES CONTRACTS PURCHASED
             Energy                                                                                  2.2            485,012
             Grains                                                                                  0.2             34,904
             Indices                                                                                 0.2             48,460
             Metals                                                                                  2.1            461,906
                                                                                                    ----        -----------
                      Total futures contracts purchased                                              4.7          1,030,282
                                                                                                    ----        -----------

     FUTURES CONTRACTS SOLD
             Grains                                                                                 (0.1)           (17,045)
             Indices                                                                                 0.0*             1,647
                                                                                                    ----        -----------
                      Total futures contracts sold                                                  (0.1)           (15,398)
                                                                                                    ----        -----------
                      TOTAL FUTURES CONTRACTS, AT FAIR
                        VALUE                                                                        4.6%       $ 1,014,884
                                                                                                    ====        ===========

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
     JAPAN                                                                                           0.5%       $   108,030
     UNITED KINGDOM                                                                                  7.9          1,755,449
     UNITED STATES                                                                                   4.0            891,135
                                                                                                    ----        -----------
                      TOTAL FUTURES AND FORWARD CONTRACTS
                        BY COUNTRY                                                                  12.4%       $ 2,754,614
                                                                                                    ====        ===========

* Due to rounding

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2002

                                                                                PERCENTAGE OF     MARKET OR
                                                                  FACE VALUE     NET ASSETS      UNREALIZED

DEBT SECURITIES UNITED STATES, AT MARKET
United States Treasury Bills due May 29, 2003
(cost $1,540,776), securities are held in margin
 accounts as collateral for open futures and forwards             $1,550,000         70.2%       $ 1,542,197
                                                                                     ----        -----------
FORWARD CONTRACTS, AT FAIR VALUE
      UNREALIZED APPRECIATION ON FORWARD CONTRACTS
            Metals                                                                    0.4              7,562
                                                                                     ----        -----------
      UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
            Metals                                                                   (1.2)           (25,854)
                                                                                     ----        -----------

                       TOTAL FORWARD CONTRACTS, AT FAIR VALUE                        (0.8)%       $  (18,292)
                                                                                     ====        ===========
FUTURES CONTRACTS, AT FAIR VALUE
     FUTURES CONTRACTS PURCHASED
            Energy                                                                    5.5            120,786
            Grains                                                                      -*               676
            Indices                                                                     -*               185
            Livestock                                                                 0.4              8,820
            Metals                                                                    4.2             92,818
                                                                                     ----        -----------
                       Total futures contracts purchased                             10.1            223,285
                                                                                     ----        -----------
      FUTURES CONTRACTS SOLD
            Grains                                                                   (0.3)            (6,308)
            Softs                                                                    (0.4)            (8,951)
            Metals                                                                    0.1              2,286
                                                                                     ----        -----------
                       Total futures contracts sold                                  (0.6)           (12,973)
                                                                                     ----        -----------

                       TOTAL FUTURES CONTRACTS, AT FAIR VALUE                         9.5%       $   210,312
                                                                                     ====        ===========

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
     JAPAN                                                                            3.0%       $    66,227
     UNITED KINGDOM                                                                   1.0             22,307
     UNITED STATES                                                                    4.7            103,486
                                                                                     ----        -----------
                       TOTAL  FUTURES AND  FORWARD  CONTRACTS
                         BY COUNTRY                                                   8.7%       $   192,020
                                                                                     ====        ===========

* Due to rounding

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM NOVEMBER 5, 2002 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2002

                                                                               2003           2002
                                                                            -----------    -----------
INVESTMENT INCOME, interest                                                 $    99,890    $     1,543
                                                                            -----------    -----------

EXPENSES
   Management fee                                                               235,286          5,536
   Organization and offering expenses                                           127,182          2,993
   Operating expenses                                                            19,077            449
   Selling commission                                                           508,727         11,969
   Incentive fee                                                                486,682        111,167
   Brokerage commissions                                                        769,895              -
   Other                                                                         11,915              -
                                                                            -----------    -----------

        Total expenses                                                        2,158,764        132,114
                                                                            -----------    -----------

NET INVESTMENT LOSS                                                          (2,058,874)      (130,571)
                                                                            -----------    -----------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS
   Net realized gain on futures and forward contracts                         3,065,723        273,596
   Net change in unrealized appreciation on futures and forward contracts     2,562,594        192,020
                                                                            -----------    -----------

NET GAIN ON INVESTMENTS                                                       5,628,317        465,616
                                                                            -----------    -----------

NET INCREASE IN NET ASSETS FROM OPERATIONS                                  $ 3,569,443    $   335,045
                                                                            -----------    -----------

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM NOVEMBER 5, 2002 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2002

                                                                        2003            2002
                                                                    ------------    ------------
NET INCREASE IN NET ASSETS FROM OPERATIONS:
     Net investment loss                                            $ (2,058,874)   $   (130,571)
     Net realized gain on futures and forward contracts                3,065,723         273,596
     Net change in unrealized appreciation on futures and forward
       contracts                                                       2,562,594         192,020
                                                                    ------------    ------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                             3,569,443         335,045

CAPITAL SHARE TRANSACTIONS
     Issuance of shares                                               17,715,452       1,861,936
     Redemption of shares                                             (1,345,105)              -
                                                                    ------------    ------------

     NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS       16,370,347       1,861,936
                                                                    ------------    ------------
     NET INCREASE IN NET ASSETS                                       19,939,790       2,196,981

NET ASSETS, beginning of period                                        2,196,981               -
                                                                    ------------    ------------
NET ASSETS, end of period                                           $ 22,136,771    $  2,196,981
                                                                    ============    ============

SHARES, beginning of period                                            1,894.331               -
ISSUANCE OF SHARES                                                    14,228.020       1,894.331
REDEMPTION OF SHARES                                                  (1,177.125)              -
                                                                    ------------    ------------

SHARES, end of period                                                 14,945.226       1,894.331
                                                                    ============    ============

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM NOVEMBER 5, 2002 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2002

                                                                        2003            2002
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase in net assets from operations                       $  3,569,443    $    335,045
   Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
     Changes in operating assets and liabilities:
        US Government securities                                     (15,862,966)     (1,542,197)
        Due from brokers                                              (2,034,815)     (1,152,562)
        Unrealized appreciation on open futures positions               (806,997)       (223,285)
        Unrealized appreciation on open forward contracts             (2,169,037)         (7,562)
        Unrealized depreciation on open futures positions                  2,425          12,973
        Unrealized depreciation on open forward contracts                411,015          25,854
        Due to brokers                                                 1,006,857               -
        Fees payable                                                       5,179         124,710
                                                                    ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                (15,878,896)     (2,427,024)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions              17,674,079       2,823,704
   Redemptions, net of redemption payable                             (1,336,953)              -
                                                                    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             16,337,126       2,823,704
                                                                    ------------    ------------

NET INCREASE IN CASH                                                     458,230         396,680

CASH, beginning of period                                                396,680               -
                                                                    ------------    ------------

CASH, end of period                                                 $    854,910         396,680

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   2003 Subscriptions received in 2002                              $    961,768               -
                                                                    ============    ============
   Redemptions payable                                              $      8,152               -
                                                                    ============    ============

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES A AND SERIES B
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

1. NATURE OF OPERATIONS

Organization and Business

Quadriga Superfund, L.P. (the "Fund"), a Delaware Limited Partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (U.S.) and International commodity equity markets using a strategy developed by Quadriga Capital Management, Inc., the General Partner and Trading Manager of the Fund. The Fund has issued two classes of Units, Series A and Series B. The two Series will be traded and managed the same way except for the degree of leverage.

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the General Partner or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Valuation of Investments in Futures and Forward Contracts

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

(b) Translation of Foreign Currency

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

(c) Investment Transactions and Related Investment Income

Investment transactions are accounted for on a trade-date basis. Interest is recognized on the accrual basis.

QUADRIGA SUPERFUND, L.P. - SERIES A AND SERIES B
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

(d) Income Taxes

The Fund does not record a provision for income taxes because the partners report their share of the Fund's income or loss on their returns. The financial statements reflect the Fund's transactions without adjustment, if any, required for income tax purposes.

(e) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.

(f) Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation.

3. DUE FROM/TO BROKERS

Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities.

In the normal course of business, all of the Fund's marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. The General Partner monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

4. ALLOCATION OF NET PROFITS AND LOSSES

In accordance with the Limited Partnership Agreement, net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Advance subscriptions represent cash received prior to December 31, 2003 for contributions of the subsequent month and do not participate in the earnings of the Fund until January 1, 2004.

5. RELATED PARTY TRANSACTIONS

QUADRIGA SUPERFUND, L.P. - SERIES A AND SERIES B
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

In accordance with the Limited Partnership Agreement, Quadriga Capital Management, Inc., the General Partner shall be paid a monthly management fee equal to one-twelfth of 1.85% (1.85% per annum), a monthly organization and offering fee equal to one-twelfth of 1% (1% per annum) and monthly operating expenses equal to one-twelfth of 0.15% (0.15% per annum). In accordance with the Prospectus dated October 31, 2002 Part One-Disclosure Document, Quadriga Asset Management, Inc,, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum), of the month end net asset value of the Fund.

The General Partner will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

6. FINANCIAL HIGHLIGHTS

Financial highlights for the period January 1, 2003 through December 31, 2003 are as follows:

                                                     SERIES A       SERIES B
                                                    -----------    -----------
Total return
   Total return before incentive fees                      21.9%          30.5%
   Incentive fees                                          (1.7)          (2.8)
                                                    -----------    -----------

Total return after incentive fees                          20.2%          27.7%
                                                    -----------    -----------
Ratio to average partners' capital
   Operating expenses before incentive fees                11.5%          12.8%
   Incentive fees                                           2.4%           3.7%
                                                    -----------    -----------

   Total expenses                                          13.9%          16.5%
                                                    -----------    -----------

   Net investment income (loss)                           (10.7)%        (12.0)%
                                                    -----------    -----------
Net asset value per unit, beginning of period       $  1,095.62    $  1,159.77

   Net investment income                                 440.31         617.90
   Net gain on investments                              (218.70)       (296.48)
                                                    -----------    -----------

Net increase in net assets from operations               221.61         321.42

Net asset value per unit, end of period                1,317.23       1,481.19
                                                    -----------    -----------

QUADRIGA SUPERFUND, L.P. - SERIES A AND SERIES B
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

Financial highlights are calculated for each series taken as a whole. An individual partner's return and ratios may vary based on the timing of capital transactions.

7. FINANCIAL INSTRUMENT RISK

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term "off balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counter party to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity of security prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the General Partner was unable to offset such positions, the Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counter party to the transactions. The Fund's risk of loss in the event of counter party default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund's assets are ADM Investor Services Inc., FIMAT USA Inc., Bear Stearns & Co. Inc., Barclays Capital Inc. and Man Financial.

QUADRIGA SUPERFUND, L.P. - SERIES A AND SERIES B
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

The General Partner monitors and controls the Fund's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow the Fund's General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.

The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2004.

                                       QUADRIGA SUPERFUND, L.P.
                                               (Registrant)

                                       By: QUADRIGA CAPITAL MANAGEMENT, INC.
                                       General Partner

                                       By: /s/ Christian Baha
                                           ---------------------------
                                           Christian Baha
                                           President and Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit No.         Description of Document                                              Page No.
-----------         -----------------------                                              --------
31.1                Certification by Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002                                    43

32.1                Certification by Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002                                    45

31.2                Certification by Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002                                    46

32.2                Certification by Chief Financial Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002                                    48