Form 10-Q
period 2004-03-31
QUADRIGA SUPERFUND
filed 2004-05-17
CIK 1168990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------------

Commission File number:     333-88460

                            QUADRIGA SUPERFUND, L.P.
  -----------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Delaware                              98-0375395
-----------------------------------         ------------------------------------
   (State of Organization)                  (IRS Employer Identification Number)

Le Marquis Complex, Unit 5
P.O. Box 1479
Grand Anse
St. George's, Grenada
West Indies                                              N/A
----------------------------------------    ------------------------------------
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

                                                                                                                         Page
                                                                                                                         ----
FINANCIAL STATEMENTS

                  Statement of Assets and Liabilities as of March 31, 2004 (Unaudited) and December 31, 2003 (Audited)     3

                  Condensed Schedule of Investments as of March 31, 2004 (Unaudited)                                       4

                  Condensed Schedule of Investments as of December 31, 2003 (Audited)                                      5

                  Statements of Operations for the three months ended March 31, 2004 (Unaudited)                           6

                  Statement of Changes in Net Assets for the three months ended March 31, 2004 (Unaudited)                 7

                  Statement of Cash Flows for the three months ended March 31, 2004 (Unaudited)                            8

The following financial statements of Quadriga Superfund, L.P. - Series B are included in Item 1:

                                                                                                                          Page
                                                                                                                          ----
FINANCIAL STATEMENTS

                  Statement of Assets and Liabilities as of March 31, 2004 (Unaudited) and December 31, 2003 (Audited)     9

                  Condensed Schedule of Investments as of March 31, 2004 (Unaudited)                                       10

                  Condensed Schedule of Investments as of December 31, 2003 (Audited)                                      11

                  Statements of Operations for the three months ended March 31, 2004 (Unaudited)                           12

                  Statement of Changes in Net Assets for the three months ended March 31, 2004 (Unaudited)                 13

                  Statement of Cash Flows for the three months ended March 31, 2004 (Unaudited)                            14

NOTES TO SERIES A AND SERIES B FINANCIAL STATEMENTS DATED MARCH 31, 2004 (Unaudited)                                       15-18

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF ASSETS AND LIABILITIES
MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

                                                                         MARCH 31, 2004   DECEMBER 31, 2003
                                                                         --------------   -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
cost $18,167,303 and $13,739,594 as of
March 31, 2004 and December 31, 2003                                       $18,213,010       $13,749,608

DUE FROM BROKERS                                                             1,275,517           989,646

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS                              578,012         1,196,849

FUTURES CONTRACTS PURCHASED                                                  2,333,564           583,646

CASH                                                                         3,380,683         1,597,546
                                                                           -----------       -----------
Total assets                                                                25,780,786        18,117,295
                                                                           -----------       -----------

LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS                              449,166           231,306

FUTURES CONTRACTS SOLD                                                          10,002             8,595

ADVANCE SUBSCRIPTIONS                                                        3,083,746         1,097,282

DUE TO BROKERS                                                                 772,938           532,552

REDEMPTION PAYABLE                                                                   -             8,040

FEES PAYABLE                                                                   125,212            94,731
                                                                           -----------       -----------
Total liabilities                                                            4,441,064         1,972,506
                                                                           -----------       -----------
NET ASSETS                                                                 $21,339,722       $16,144,789
                                                                           ===========       ===========

NUMBER OF SHARES                                                            14,337.029        12,256.648

NET ASSETS VALUE PER SHARE                                                 $  1,488.43       $  1,317.23
                                                                           ===========       ===========

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2004 (UNAUDITED)

                                                                                            PERCENTAGE OF       MARKET OR
                                                                           FACE VALUE         NET ASSETS       FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
United States Treasury Bills due May 27, 2004 (cost $18,167,303), securities are held in margin accounts as collateral
for open futures and forwards                                            $  18,240,000              85.3%      $18,213,010
                                                                                                    ====       ===========

FORWARD CONTRACTS, AT FAIR VALUE
UNREALIZED APPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                                           0.5%      $   103,532
METALS                                                                                               2.2           474,480
                                                                                                    ----       -----------
Total unrealized appreciation on forward contracts                                                   2.7           578,012
                                                                                                    ----       -----------

UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                                          (1.2)         (246,874)
METALS                                                                                              (0.9)         (202,292)
                                                                                                    ----       -----------
Total unrealized depreciation on forward contracts                                                  (2.1)         (449,166)
                                                                                                    ----       -----------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                               0.6%      $   128,846
                                                                                                    ====       ===========

FUTURES CONTRACTS, AT FAIR VALUE
FUTURES CONTRACTS PURCHASED
CURRENCY                                                                                             2.3%      $   492,389
ENERGY                                                                                               2.2           463,170
FINANCIAL                                                                                            4.0           858,595
FOOD & FIBER                                                                                         0.0*           (4,376)
GRAINS                                                                                               0.3            66,293
INDICES                                                                                              0.6           117,401
LIVESTOCK                                                                                            0.3            73,760
METALS                                                                                               1.2           266,332
                                                                                                    ----       -----------
Total futures contracts purchase                                                                    10.9         2,333,564
                                                                                                    ----       -----------
FUTURES CONTRACTS SOLD
FINANCIAL                                                                                            0.0*            7,144
FOOD & FIBER                                                                                         0.0*           (7,510)
GRAINS                                                                                               0.0*           (9,636)
                                                                                                    ----       -----------
Total futures contracts sold                                                                         0.0*          (10,002)
                                                                                                    ----       -----------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                              10.9%      $ 2,323,562
                                                                                                    ====       ===========

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION

GERMANY                                                                                              0.8%      $   179,717
UNITED KINGDOM                                                                                       3.2           675,718
UNITED STATES                                                                                        6.6         1,407,924
OTHER                                                                                                0.9           189,049
                                                                                                    ----       -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                      11.5%      $ 2,452,408
                                                                                                    ====       ===========

* Due to rounding

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003 (AUDITED)

                                                                             PERCENTAGE OF             MARKET OR
                                                          FACE VALUE          NET ASSETS              FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
United States Treasury Bills due May 27, 2004
(cost $13,739,594), securities are held in margin
accounts as collateral for open futures and forwards     $  13,805,000            85.2%             $    13,749,608
                                                                             =========              ===============

FORWARD CONTRACTS, AT FAIR VALUE
UNREALIZED APPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                         0.9 %            $       140,479
METALS                                                                             6.5                    1,056,370
                                                                             ---------              ---------------
Total unrealized appreciation on forward contracts                                 7.4                    1,196,849
                                                                             ---------              ---------------

UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                        (0.4)                     (65,291)
METALS                                                                            (1.0)                    (166,015)
                                                                             ---------              ---------------
Total unrealized depreciation on forward contracts                                (1.4)                    (231,306)
                                                                             ---------              ---------------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                             6.0%             $       965,543
                                                                             =========              ===============

FUTURES CONTRACTS, AT FAIR VALUE
FUTURES CONTRACTS PURCHASED
ENERGY                                                                             1.7%             $       279,675
GRAINS                                                                             0.1                       17,861
INDICES                                                                            0.2                       27,189
METALS                                                                             1.6                      258,921
                                                                             ---------              ---------------
Total futures contracts purchase                                                   3.6                      583,646
                                                                             ---------              ---------------

FUTURES CONTRACTS SOLD
GRAINS                                                                            (0.1)                      (9,521)
INDICES                                                                            0.0*                         926
                                                                             ---------              ---------------
Total futures contracts sold                                                      (0.1)                      (8,595)
                                                                             ---------              ---------------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                             3.5%             $       575,051
                                                                             =========              ===============

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
JAPAN                                                                              0.4%             $        68,877
UNITED KINGDOM                                                                     6.0                      977,375
UNITED STATES                                                                      3.1                      494,342
                                                                             ---------              ---------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                     9.5%             $     1,540,594
                                                                             =========              ===============

* Due to rounding

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                              2004            2003
                                                                           ----------      ----------
INVESTMENT INCOME, interest                                                $   42,018      $    7,730
                                                                           ----------      ----------

EXPENSES
Management fee                                                                 92,878          17,018
Organization and offering expenses                                             50,204           9,199
Operating expenses                                                              7,530           1,380
Selling commission                                                            200,816          36,797
Incentive fee                                                                 651,950         227,484
Brokerage commissions                                                         193,869          36,852
Other                                                                          10,127             802
                                                                           ----------      ----------

Total expenses                                                              1,207,374         329,532
                                                                           ----------      ----------

NET INVESTMENT LOSS                                                        (1,165,356)       (321,802)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on futures and forward contracts                   2,522,451         (71,377)
Net change in unrealized appreciation on futures and forward contracts        911,814          24,585
                                                                           ----------      ----------

NET GAIN (LOSS) ON INVESTMENTS                                              3,434,265         (46,792)
                                                                           ----------      ----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                      $2,268,909      $ (368,594)
                                                                           ==========      ==========

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                                2004            2003
                                                                           ------------      -----------
NET ASSETS, beginning of period                                            $ 16,144,789      $ 1,216,435
Net investment loss                                                          (1,165,356)        (321,802)
Net realized gain on futures and forward contracts                            2,522,451          (71,377)
Net change in unrealized appreciation on futures and forward contracts          911,814           24,585
                                                                           ------------      -----------

NET INCREASE IN NET ASSETS FROM OPERATIONS                                   18,413,698          847,841

CAPITAL SHARE TRANSACTIONS
Issuance of shares                                                            3,798,413        3,363,183
Redemption of shares                                                           (872,389)         (10,733)
                                                                           ------------      -----------

NET ASSETS, end of period                                                  $ 21,339,722      $ 4,200,291
                                                                           ============      ===========

SHARES, beginning of period                                                  12,256.648        1,110.275
ISSUANCE OF SHARES                                                            2,745.168        2,744.896
REDEMPTION OF SHARES                                                           (664.787)          (7.853)
                                                                           ------------      -----------

SHARES, end of period                                                        14,337.029        3,847.318
                                                                           ============      ===========

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                            2004            2003
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net increase in net assets from operations                         $ 2,268,909      $  (368,594)
     Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
             Changes in operating assets and liabilities:
                  US Government securities                               (4,463,402)      (2,288,805)
                  Due from brokers                                         (285,871)        (549,758)
                  Unrealized appreciation on open forward contracts         618,837          (60,666)
                  Futures contracts purchased                            (1,749,918)         (19,296)
                  Unrealized depreciation on open forward contracts         217,860           20,948
                  Futures contracts sold                                      1,407           34,429
                  Due to brokers                                            240,386                -
                  Fees payable                                               30,481          (18,649)
                                                                        -----------        ---------

NET CASH USED IN OPERATING ACTIVITIES                                    (3,121,311)      (3,250,391)
                                                                        -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Subscriptions, net of change in advance subscriptions                5,784,877        3,900,480
     Redemptions, net of redemption payable                                (880,429)         (10,733)
                                                                        -----------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 4,904,448        3,889,747
                                                                        -----------        ---------

NET INCREASE IN CASH                                                      1,783,137          639,356

CASH, beginning of period                                                 1,597,546          402,631
                                                                        -----------        ---------

CASH, end of period                                                     $ 3,380,683        1,041,987
                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
     2003 subscriptions received in 2002                                          -      $   972,745
                                                                        ===========      ===========

     2004 subscriptions received in 2003                                $ 1,097,282                -
                                                                        ===========      ===========

     Redemption payable                                                 $    (8,040)               -
                                                                        ===========      ===========

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF ASSETS AND LIABILITIES
MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

                                                    MARCH 31, 2004   DECEMBER 31, 2003
                                                    --------------   -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
cost $ 23,076,115 and $17,392,760 as of
March 31, 2004 and December 31, 2003                  $23,140,260       $17,405,163

DUE FROM BROKERS                                        3,848,744         3,187,377

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS       1,168,291         2,176,599

FUTURES CONTRACTS PURCHASED                             4,617,088         1,030,282

FUTURES CONTRACTS SOLD                                        499                 -

CASH                                                    3,710,627           854,910
                                                      -----------       -----------

Total assets                                           36,485,509        24,654,331
                                                      -----------       -----------


LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS         957,817           436,869

FUTURES CONTRACTS SOLD                                          -            15,398

ADVANCE SUBSCRIPTIONS                                   3,598,485           920,395

DUE TO BROKER                                             826,244         1,006,857

REDEMPTION PAYABLE                                              -             8,152

FEES PAYABLE                                              181,434           129,889
                                                      -----------       -----------

Total liabilities                                       5,563,980         2,517,560
                                                      -----------       -----------

NET ASSETS                                            $30,921,529       $22,136,771
                                                      ===========       ===========

NUMBER OF SHARES                                       17,456.415        14,945.226

NET ASSETS VALUE PER SHARE                            $  1,771.36       $  1,481.19
                                                      ===========       ===========

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2004 (UNAUDITED)

                                                                                           PERCENTAGE OF       MARKET OR
                                                                         FACE VALUE          NET ASSETS       FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
United States Treasury Bills due May 27, 2004 (cost $23,076,115), securities are held in margin accounts as collateral for open
futures and forwards                                                   $  23,175,000              74.8%      $ 23,140,260
                                                                                                  ====       ============

FORWARD CONTRACTS, AT FAIR VALUE
UNREALIZED APPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                                         0.7%      $    207,702
METALS                                                                                             3.1            960,589
                                                                                                  ----       ------------
Total unrealized appreciation on
forward contracts                                                                                  3.8          1,168,291
                                                                                                  ----       ------------

UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                                        (1.6)          (494,492)
METALS                                                                                            (1.5)          (463,325)
                                                                                                  ----       -----------
Total unrealized depreciation on
forward contracts                                                                                 (3.1)          (957,817)
                                                                                                  ----       ------------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                             0.7%      $    210,474
                                                                                                  ====       ============

FUTURES CONTRACTS, AT FAIR VALUE
FUTURES CONTRACTS PURCHASED

CURRENCY                                                                                           3.1%      $    971,416
ENERGY                                                                                             3.0            918,461
FINANCIAL                                                                                          5.5          1,697,560
FOOD & FIBER                                                                                       0.0*            (8,779)
GRAINS                                                                                             0.3*           114,511
INDICES                                                                                            0.8            237,491
LIVESTOCK                                                                                          0.5            150,640
METALS                                                                                             1.7            535,788
                                                                                                  ----       ------------
Total futures contracts purchased                                                                 14.9          4,617,088
                                                                                                  ----       ------------

FUTURES CONTRACTS SOLD
FINANCIAL                                                                                          0.0*            14,426
FOOD & FIBER                                                                                       0.0*           (13,927)
                                                                                                  ----       ------------
Total futures contracts sold                                                                       0.0*               499
                                                                                                  ----       ------------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                            14.9%      $  4,617,587
                                                                                                  ====       ============

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
GERMANY                                                                                            1.2%      $    360,948
UNITED KINGDOM                                                                                     4.2          1,285,946
UNITED STATES                                                                                      9.1          2,801,377
OTHER                                                                                              1.1*           379,790
                                                                                                  ----       ------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                    15.6%      $  4,828,061
                                                                                                  ====       ============

* Due to rounding

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003 (AUDITED)

                                                                              PERCENTAGE OF   MARKET OR
                                                              FACE VALUE        NET ASSETS    FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
United States Treasury Bills due May 27, 2004
(cost $17,392,760), securities are held in margin
accounts as collateral for open futures and forwards         $  17,475,000          78.6%    $17,405,163
                                                                                    ====     ===========

FORWARD CONTRACTS, AT FAIR VALUE
UNREALIZED APPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                           1.2%    $   267,624
METALS                                                                               8.6       1,908,975
                                                                                    ----     -----------
Total unrealized appreciation on
forward contracts                                                                    9.8       2,176,599
                                                                                    ----     -----------

UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                          (0.6)       (127,939)
METALS                                                                              (1.4)       (308,930)
                                                                                    ----     -----------
Total unrealized depreciation on forward contracts                                  (2.0)       (436,869)
                                                                                    ----     -----------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                               7.8%    $ 1,739,730
                                                                                    ====     ===========

FUTURES CONTRACTS, AT FAIR VALUE
FUTURES CONTRACTS PURCHASED
ENERGY                                                                               2.2%    $   485,012
GRAINS                                                                               0.2          34,904
INDICES                                                                              0.2          48,460
METALS                                                                               2.1         461,906
                                                                                    ----     -----------
Total futures contracts purchased                                                    4.7       1,030,282
                                                                                    ----     -----------

FUTURES CONTRACTS SOLD
GRAINS                                                                              (0.1)        (17,045)
INDICES                                                                              0.0*          1,647
                                                                                    ----     -----------
Total futures contracts sold                                                        (0.1)        (15,398)
                                                                                    ----     -----------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                               4.6%    $ 1,014,884
                                                                                    ====     ===========

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
JAPAN                                                                                0.5%    $   108,030
UNITED KINGDOM                                                                       7.9*      1,755,449
UNITED STATES                                                                        4.0         891,135
                                                                                    ----     -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                      12.4%    $ 2,754,614
                                                                                    ====     ===========

* Due to rounding

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                               2004             2003
                                                                           -----------      -----------
INVESTMENT INCOME, interest                                                $    58,125      $    11,027
                                                                           -----------      -----------
EXPENSES
Management fee                                                                 132,808           26,276
Organization and offering expenses                                              71,788           14,203
Operating expenses                                                              10,768            2,130
Selling commission                                                             287,153           56,813
Incentive fee                                                                1,158,857          494,808
Brokerage commissions                                                          383,327           84,306
Other                                                                           19,036            1,960
                                                                           -----------      -----------

Total expenses                                                               2,063,737          680,496
                                                                           -----------      -----------

NET INVESTMENT LOSS                                                         (2,005,612)        (669,469)
                                                                           -----------      -----------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS
Net realized gain (loss) on futures and forward contracts                    4,608,121         (479,520)
Net change in unrealized appreciation on futures and forward contracts       2,073,447           37,425
                                                                           -----------      -----------

NET GAIN (LOSS) ON INVESTMENTS                                               6,681,568         (442,095)
                                                                           -----------      -----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                      $ 4,675,956      $(1,111,564)
                                                                           ===========      ===========

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                               2004             2003
                                                                           ------------      -----------
NET ASSETS, beginning of period                                            $ 22,136,771      $ 2,196,981
Net investment loss                                                          (2,005,612)        (669,469)
Net realized gain (loss) on futures and forward contracts                     4,608,121         (479,520)
Net change in unrealized appreciation on futures and forward contracts        2,073,447           37,425
                                                                           ------------      -----------

NET INCREASE IN NET ASSETS FROM OPERATIONS                                   26,812,727        1,085,417

CAPITAL SHARE TRANSACTIONS
Issuance of shares                                                            4,967,026        5,299,458
Redemption of shares                                                           (858,224)         (50,989)
                                                                           ------------      -----------

NET ASSETS, end of period                                                  $ 30,921,529      $ 6,333,886
                                                                           ============      ===========

SHARES, beginning of period                                                  14,945.226        1,894.331
ISSUANCE OF SHARES                                                            3,126.668        3,742.233
REDEMPTION OF SHARES                                                           (615.479)         (40.654)
                                                                           ------------      -----------
SHARES, end of period                                                        17,456.415        5,595.910
                                                                           ============      ===========

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                            2004             2003
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net increase (decrease) in net assets from operations              $ 4,675,956      $(1,111,564)
     Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
           Changes in operating assets and liabilities:
                  US Government securities                               (5,735,097)      (2,649,880)
                  Due from brokers                                         (661,367)        (957,188)
                  Unrealized appreciation on open forward contracts       1,008,308         (147,371)
                  Futures contracts purchased                            (3,586,806)         (25,565)
                  Unrealized depreciation on open forward contracts         520,948           40,212
                  Futures contracts sold                                    (15,897)          95,299
                  Due to broker                                            (180,613)               -
                  Fees payable                                               51,545          (87,546)
                                                                        -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                    (3,923,023)      (4,843,603)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Subscriptions, net of change in advance subscriptions                7,645,116        7,003,353
     Redemptions, net of redemption payable                                (866,376)         (50,989)
                                                                        -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 6,778,740        6,952,364
                                                                        -----------      -----------

NET INCREASE IN CASH                                                      2,855,717        2,108,761

CASH, beginning of period                                                   854,910          396,680
                                                                        -----------      -----------

CASH, end of period                                                     $ 3,710,627        2,505,441
                                                                        ===========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
     2003 subscriptions received in 2002                                          -      $   961,768
                                                                        ===========        =========
     2004 subscriptions received in 2003                                $   920,395                -
                                                                        ===========        =========
     Redemption payable                                                 $    (8,152)               -
                                                                        ===========        =========

See accompanying notes to financial statements.

                   QUADRIGA SUPERFUND, L.P. - SERIES A AND B
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                  (Unaudited)


1. NATURE OF OPERATIONS

Organization and Business

Quadriga Superfund, L.P. (the "Fund"), a Delaware Limited Partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America and International commodity equity markets using a strategy developed by Quadriga Capital Management, Inc., the General Partner and Trading Manager of the Fund. The Fund has issued two classes of Units, Series A and Series B. The two Series will be traded and managed the same way except degree of leverage.

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the General Partner or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the Securities Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results of interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.

Reclassifications

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

Advance subscriptions represent cash received prior to March 31, 2004 for subscriptions of the subsequent month and do not participate in the earnings of the Fund until April 1, 2004.

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

At March 31, 2004, the General Partner's interest is 7.0% of Series A's and 5.7% of Series B's total net assets.

6. FINANCIAL HIGHLIGHTS

Financial highlights for the period January 1, 2004 through March 31, 2004 are as follows:

                                                        SERIES A      SERIES B
                                                        ---------     ---------
Total  return
  Total return before incentive fees                         16.4%         24.1%
  Incentive fees                                             (3.4)         (4.5)
                                                        ---------     ---------

Total  return after incentive fees                           13.0%         19.6%
                                                        ---------     ---------

Ratio to average partners' capital
  Operating expenses before incentive fees                   11.3%         13.1%
  Incentive fees                                              3.3           4.2
                                                        ---------     ---------

  Total expenses                                             14.6%         17.3%
                                                        ---------     ---------

  Net investment income (loss) before incentive fee         (10.4)%       (12.2)%
                                                        ---------     ---------

Net asset value per unit, beginning of period           $1,317.23     $1,481.19
Net increase in net assets from operations                 171.20        290.17
                                                        ---------     ---------

Net asset value per unit, end of period                 $1,488.43     $1,771.36
                                                        =========     =========

Financial highlights are calculated for each series taken as a whole. An individual partner's return and ratios may vary based on the timing of capital transactions. The ratios excluding the incentive fee have been annualized.

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

The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period ended March 31, 2004, subscriptions totaling $40,513,714 have been accepted and redemptions over the same period totaled $3,697,737.

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

RESULTS OF OPERATIONS

Series A:

                   Net results for the quarter ended March 31, 2004 were a gain of 13.00% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.24%, trading performance (including commissions) of 18.50% and charges of 5.75% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At March 31, 2004 and December 31, 2003, the net asset value per unit of Series A was $1,488.43 and $1,317.23, respectively.

Series B:

                  Net results for the quarter ended March 31, 2004 were a gain of 19.59% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.24%, trading performance (including commissions) of 26.31% and charges of 6.96% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At March 31, 2004 and December 31, 2003, the net asset value per unit of Series B was $1,771.36 and $1,481.19, respectively.

Fund results for January 2004:

                  In January, long positions in stock market indices profited considerably from upward price developments on the stock exchanges.

                  Long positions in the metal sector performed in a successful manner along with most of the foreign currencies.

                  Minor losses were incurred by a combination of long and short positions in the agricultural markets.

                   During the month of January 2004, Series A gained 2.46% and Series B gained 3.49%, including charges.

Fund results for February 2004:

                  For the month of February, the continuing upwards movement on the stock exchanges resulted in further profits for long positions.

                  Long positions in the energy and metals markets also performed notably well.

                  In the financial futures sector, long positions in Bonds, Notes and Interest Rates also contributed to this month's positive performance.

                  For February, Series A realized a profit of 12.65% while Series B increased by 18.63%, each including charges.

Fund results for March 2004:

                  In the month of March, the upwards trend of the stock indices reversed and caused a loss for the fund's long positions.

                  Also, the strengthening US Dollar caused a negative performance of long positions in foreign currencies.

                  Long positions in the metal sector performed slightly negative, whereas energy and financial futures positions were able to realize minor gains.

                   The net asset value of Series A and B lost 2.10% and 2.59%, respectively, including charges.

For the first quarter of 2004, the most profitable market group overall was the metal sector while positions in the currencies markets contributed the greatest amount of losses.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                  The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2004. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2004 and December 31, 2003, the net asset values for Series A were $21,339,722 and $16,144,789, respectively, and the net asset values for Series B as of such dates were $30,921,529 and $22,136,771, respectively.

Series A as of March 31, 2004:

SECTOR                 MARKET RISK (USD)      % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices               176,729                         0.83
Financial Futures         1,628,105                         7.63
Currencies                1,679,503                         7.87
Agricultural Products       231,500                         1.08
Energy                    2,764,845                        12.96
Metals                      360,926                         1.69

Series B as of March 31, 2004:

SECTOR                 MARKET RISK (USD)        % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices               357,973                               1.16
Financial Futures         3,269,574                              10.58
Currencies                3,399,493                              10.99
Agricultural Products       446,459                               1.44
Energy                    5,589,047                              18.07
Metals                      729,929                               2.36

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

                  The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables -- as well as the past performance of the Fund -- gives no indication of this "risk of ruin."

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

                  The following were the primary trading risk exposures of the Fund as of March 31, 2004 by market sector.

Currencies

                   The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Quadriga Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. As of March 31, 2004 the exposure to these markets was relatively high in comparison to historic levels.

Interest Rates

                   Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of March 31, 2004 the exposure to these markets was relatively high in comparison to historic levels.

Stock Indices

                   Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. As of March 31, 2004 the exposure to these markets was the lowest among all market groups.

Energy

                  The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. The exposure to these markets as of March 31, 2004 was the highest among all market groups.

Metals

                  The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of March 31, 2004 was relatively low in comparison to historic levels.

Agricultural Market

                   The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of March 31, 2004 was relatively low in comparison to historic levels.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2004.

                                           QUADRIGA SUPERFUND, L.P.
                                                 (Registrant)

                                           By: Quadriga Capital Management, Inc.
                                           General Partner

                                           By: /s/Christian Baha
                                           -------------------------------------
                                           Christian Baha
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                      Description of Document
--------------                      -----------------------
31.1                        Certification by Chief Executive Officer Pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002
31.2                        Certification by Chief Financial Officer Pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002
32.1                        Certification by Chief Executive Officer Pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002
32.2                        Certification by Chief Financial Officer Pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002

                                       E-1