Form 10-Q
period 2004-06-30
QUADRIGA SUPERFUND
filed 2004-08-16
CIK 1168990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

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


                                                                                            Page
                                                                                            ----
FINANCIAL STATEMENTS

      Statement of Assets and Liabilities as of June 30, 2004 (unaudited)
      and December 31, 2003 (audited)                                                         3

      Condensed Schedule of Investments as of June 30, 2004 (unaudited)                       4

      Condensed Schedule of Investments as of December 31, 2003 (audited)                     5

      Statements of Operations for the three months ended June 30, 2004 and
            June 30, 2003 (unaudited) and for the six months ended June 30, 2004 and
            June 30, 2003 (unaudited)                                                         6

      Statement of Changes in Net Assets for the six months ended June 30, 2004
            and June 30, 2003 (unaudited)                                                     7

      Statement of Cash Flows for the six months ended June 30, 2004 and
            June 30, 2003 (unaudited)                                                         8

The following financial statements of Quadriga Superfund, L.P. - Series B are included in Item 1:


                                                                                            Page
                                                                                            ----
   FINANCIAL STATEMENTS

      Statement of Assets and Liabilities as of June 30, 2004 (unaudited)
      and December 31, 2003 (audited)                                                         9

      Condensed Schedule of Investments as of June 30, 2004 (unaudited)                       10

      Condensed Schedule of Investments as of December 31, 2003 (audited)                     11

      Statements of Operations for the three months ended June 30, 2004 and June 30,
            2003 (unaudited) and for the six months ended June 30, 2004 and June 30,
            2003 (unaudited)                                                                  12

      Statement of Changes in Net Assets for the six months ended June 30, 2004 and
            June 30, 2003 (unaudited)                                                         13

      Statement of Cash Flows for the six months ended June 30, 2004 and June 30, 2003
            (unaudited)                                                                       14

   NOTES TO SERIES A AND SERIES B UNAUDITED FINANCIAL STATEMENTS DATED JUNE 30, 2004       15-18

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF ASSETS AND LIABILITIES
JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)


                                                               JUNE 30, 2004             DECEMBER 31, 2003
                                                               -------------             -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
   cost $21,266,693 and $13,739,594 as of
   June 30, 2004 and December 31, 2003                          $21,294,129                $13,749,608

DUE FROM BROKERS                                                  1,340,159                    989,646

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS                   393,857                  1,196,849

FUTURES CONTRACTS PURCHASED                                         275,484                    583,646
FUTURES CONTRACTS SOLD                                               52,279                          -

CASH                                                              1,907,848                  1,597,546
                                                                -----------                -----------

        Total assets                                             25,263,756                 18,117,295
                                                                -----------                -----------


LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS                   837,104                    231,306

FUTURES CONTRACTS SOLD                                                    -                      8,595

ADVANCE SUBSCRIPTIONS                                             1,539,746                  1,097,282

DUE TO BROKERS                                                            -                    532,552

REDEMPTION PAYABLE                                                        -                      8,040

FEES PAYABLE                                                        133,507                     94,731
                                                                -----------                -----------

        Total liabilities                                         2,510,357                  1,972,506
                                                                -----------                -----------

NET ASSETS                                                      $22,753,399                $16,144,789
                                                                ===========                ===========

NUMBER OF SHARES                                                 18,804.154                 12,256.648
                                                                -----------                -----------

NET ASSETS VALUE PER SHARE                                      $  1,210.02                $  1,317.23
                                                                ===========                ===========



See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2004 (UNAUDITED)


                                                                                             PERCENTAGE OF             MARKET OR
                                                                          FACE VALUE           NET ASSETS             FAIR VALUE
   DEBT SECURITIES UNITED STATES, AT MARKET
        United States Treasury Bills due November 26, 2004
        (cost $21,266,693), securities are held in margin
        accounts as collateral for open futures and forwards            $  21,415,000             93.6 %              $ 21,294,129
                                                                                                 -----                ------------

FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                   0.6  %              $    129,587
     METALS                                                                                       1.2                      264,270
                                                                                                 -----                ------------
       Total unrealized appreciation on forward contracts                                         1.8                      393,857
                                                                                                 -----                ------------
  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                  (0.6)                    (127,365)
     METALS                                                                                      (3.1)                    (709,739)
                                                                                                 -----                ------------
       Total unrealized depreciation on forward contracts                                        (3.7)                    (837,104)
                                                                                                 -----                ------------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                           (1.9) %              $   (443,247)
                                                                                                 -----                ------------

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     CURRENCY                                                                                    (0.1) %              $    (14,059)
     ENERGY                                                                                      (0.9)                    (199,665)
     FOOD & FIBER                                                                                 0.0  *                     1,343
     GRAINS                                                                                       0.0  *                    (9,310)
     INDICES                                                                                      1.5                      347,425
     LIVESTOCK                                                                                    0.7                      149,750
                                                                                                 -----                ------------
       Total futures contracts purchased                                                          1.2                      275,484
                                                                                                 -----                ------------
  FUTURES CONTRACTS SOLD
     FINANCIAL                                                                                    0.1                       19,729
     FOOD & FIBER                                                                                 0.0  *                     3,401
     GRAINS                                                                                       0.0  *                     7,362
     INDICES                                                                                      0.1                       18,900
     WOOD & RUBBER                                                                                0.0  *                     2,887
                                                                                                 -----                ------------
       Total futures contracts sold                                                               0.2                       52,279
                                                                                                 -----                ------------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                            1.4  %              $    327,763
                                                                                                 -----                ------------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
  JAPAN                                                                                           0.5  %              $    109,010
  UNITED KINGDOM                                                                                 (2.0)                    (449,518)
  UNITED STATES                                                                                   0.5                      115,353
  OTHER                                                                                           0.5                      109,671
                                                                                                 -----                ------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                   (0.5) %              $   (115,484)
                                                                                                 -----                ------------



* Due to rounding

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003 (AUDITED)


                                                                                                    PERCENTAGE OF      MARKET OR
                                                                                   FACE VALUE         NET ASSETS       FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET United States Treasury Bills due May
     27, 2004
      (cost $13,739,594), securities are held in margin
      accounts as collateral for open futures and forwards                         $ 13,805,000          85.2 %      $  13,749,608
                                                                                                         ----        -------------

FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                           0.9 %      $     140,479
     METALS                                                                                               6.5            1,056,370
                                                                                                         ----        -------------
       Total unrealized appreciation on forward contracts                                                 7.4            1,196,849
                                                                                                         ----        -------------

  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                          (0.4)             (65,291)
     METALS                                                                                              (1.0)            (166,015)
                                                                                                         ----        -------------
       Total unrealized depreciation on forward contracts                                                (1.4)            (231,306)
                                                                                                         ----        -------------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                                    6.0 %      $     965,543
                                                                                                         ----        -------------
FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     ENERGY                                                                                               1.7 %      $     279,675
     GRAINS                                                                                               0.1               17,861
     INDICES                                                                                              0.2               27,189
     METALS                                                                                               1.6              258,921
                                                                                                         ----        -------------
       Total futures contracts purchased                                                                  3.6              583,646
                                                                                                         ----        -------------

  FUTURES CONTRACTS SOLD
     GRAINS                                                                                              (0.1)              (9,521)
     INDICES                                                                                              0.0 *                926
                                                                                                         ----        -------------
       Total futures contracts sold                                                                      (0.1)              (8,595)
                                                                                                         ----        -------------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                                    3.5 %      $     575,051
                                                                                                         ----        -------------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION

  JAPAN                                                                                                   0.4 %      $      68,877
  UNITED KINGDOM                                                                                          6.0              977,375
  UNITED STATES                                                                                           3.1              494,342
                                                                                                         ----        -------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                            9.5 %      $   1,540,594
                                                                                                         ----        -------------


* Due to rounding

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF OPERATIONS
(UNAUDITED)


                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                                  2004             2003             2004             2003
                                               -----------      -----------      -----------      -----------
INVESTMENT INCOME, interest                    $    60,734      $    14,402      $   102,752      $    22,132
                                               -----------      -----------      -----------      -----------

EXPENSES
   Management fee                                  105,209           35,015          198,087           52,033
   Organization and offering expenses               56,869           18,928          107,073           28,127
   Operating expenses                                8,530            2,839           16,060            4,219
   Selling commission                              227,477           75,705          428,293          112,502
   Incentive fee                                         -             (701)         651,950          226,783
   Brokerage commissions                           196,622           89,853          390,491          126,705
   Other                                             7,256            1,090           17,383            1,892
                                               -----------      -----------      -----------      -----------

        Total expenses                             601,963          222,729        1,809,337          552,261
                                               -----------      -----------      -----------      -----------

NET INVESTMENT LOSS                               (541,229)        (208,327)      (1,706,585)        (530,129)
                                               -----------      -----------      -----------      -----------

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS
   Net realized gain (loss) on futures
     and forward contracts                      (1,725,574)         703,576          796,877
                                                                                                      632,199
   Net change in unrealized appreciation
     (depreciation) on futures and forward
     contracts                                  (2,567,892)        (217,775)      (1,656,078)        (193,190)
                                               -----------      -----------      -----------      -----------

NET GAIN (LOSS) ON INVESTMENTS                  (4,293,466)         485,801         (859,201)         439,009
                                               -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN
   NET ASSETS FROM OPERATIONS                  ($4,834,695)     $   277,474      ($2,565,786)     ($   91,120)
                                               -----------      -----------      -----------      -----------


See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CHANGES IN NET ASSETS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)


                                                                   2004               2003
                                                               --------------     -------------
DECREASE IN NET ASSETS FROM OPERATIONS
   Net investment loss                                         $ (1,706,585)     $   (530,129)
   Net realized gain on futures and forward contracts               796,877           632,199
   Net change in unrealized appreciation or depreciation
     on futures and forward contracts                            (1,656,078)         (193,190)
                                                               ------------      ------------

NET DECREASE IN NET ASSETS FROM OPERATIONS                       (2,565,786)          (91,120)
                                                               ------------      ------------


CAPITAL SHARE TRANSACTIONS
   Issuance of shares                                            10,602,235         7,714,240
   Redemption of shares                                          (1,427,839)          (45,337)
                                                               ------------      ------------

NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS        9,174,396         7,668,903
                                                               ------------      ------------

NET INCREASE IN NET ASSETS                                        6,608,610         7,577,783

NET ASSETS, beginning of period                                  16,144,789         1,216,435
                                                               ------------      ------------

NET ASSETS, end of period                                      $ 22,753,399      $  8,794,218
                                                               ------------      ------------


SHARES, beginning of period                                      12,256.648         1,110.275
ISSUANCE OF SHARES                                                8,741.799         6,527.755
REDEMPTION OF SHARES                                             (2,194.293)          (35.268)
                                                               ------------      ------------

SHARES, end of period                                            18,804.154         7,602.762
                                                               ------------      ------------


See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)


                                                                                      2004              2003
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net decrease in net assets from operations                                     $ (2,565,786)     $    (91,120)
   Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:

     Changes in operating assets and liabilities:
        US Government securities                                                    (7,544,521)       (5,217,701)
        Due from brokers                                                              (883,065)       (2,570,485)
        Unrealized appreciation on open forward contracts                              802,992           (77,049)
        Futures contracts purchased                                                    308,162           (88,440)
        Unrealized depreciation on open forward contracts                              605,798           334,324
        Futures contracts sold                                                         (60,874)           24,355
        Fees payable                                                                    38,776            27,840
                                                                                  ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                               (9,298,518)       (7,658,276)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions                            11,044,699         8,457,974

   Redemptions, net of redemption payable                                           (1,435,879)          (45,337)
                                                                                  ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            9,608,820         8,412,637
                                                                                  ------------      ------------


NET INCREASE IN CASH                                                                   310,302           754,361

CASH, beginning of period                                                            1,597,546           402,631
                                                                                  ------------      ------------


CASH, end of period                                                               $  1,907,848      $  1,156,992
                                                                                  ------------      ------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
   2003 subscriptions received in 2002                                                              $    972,745
                                                                                                    ------------

   2004 subscriptions received in 2003                                            $  1,097,282
                                                                                  ------------

   Redemption payable                                                             $      8,040
                                                                                  ============



See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF ASSETS AND LIABILITIES
JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(AUDITED)


                                                                       JUNE 30, 2004         DECEMBER 31, 2003
                                                                       --------------        ------------------
ASSETS

US GOVERNMENT SECURITIES, at market
   cost $ 25,437,437 and $17,392,760 as of
   June 30, 2004 and December 31, 2003                                   $25,470,761             $17,405,163

DUE FROM BROKERS                                                           4,200,545               3,187,377

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS                            776,657               2,176,599

FUTURES CONTRACTS PURCHASED                                                  545,838               1,030,282
FUTURES CONTRACTS SOLD                                                        97,805                       -

CASH                                                                       2,140,250                 854,910
                                                                         -----------             -----------

        Total assets                                                      33,231,856              24,654,331
                                                                         -----------             -----------


LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS                          1,589,028                 436,869

FUTURES CONTRACTS SOLD                                                             -                  15,398

ADVANCE SUBSCRIPTIONS                                                      1,915,097                 920,395

DUE TO BROKER                                                                      -               1,006,857

REDEMPTION PAYABLE                                                                 -                   8,152

FEES PAYABLE                                                                 173,411                 129,889
                                                                         -----------             -----------

        Total liabilities                                                  3,677,536               2,517,560
                                                                         -----------             -----------

NET ASSETS                                                               $29,554,320             $22,136,771
                                                                         ===========             ===========

NUMBER OF SHARES                                                          22,392.930              14,945.226

NET ASSETS VALUE PER SHARE                                               $  1,319.81             $  1,481.19
                                                                         -----------             -----------


See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2004 (UNAUDITED)


                                                                                                   PERCENTAGE OF        MARKET OR
                                                                                  FACE VALUE         NET ASSETS        FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
      United States Treasury Bills due November 26, 2004
      (cost $25,437,437), securities are held in margin
      accounts as collateral for open futures and forwards                       $ 25,615,000          86.2 %         $ 25,470,761
                                                                                                       ----           ------------
FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                         0.9 %         $    265,260
     METALS                                                                                             1.7                511,397
                                                                                                       ----           ------------
       Total unrealized appreciation on
          forward contracts                                                                             2.6                776,657
                                                                                                       ----           ------------
  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                        (0.8)              (242,764)
     METALS                                                                                            (4.5)*           (1,346,264)
                                                                                                       ----           ------------
       Total unrealized depreciation on
          forward contracts                                                                            (5.3)            (1,589,028)
                                                                                                       ----           ------------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                                 (2.7)%         $   (812,371)
                                                                                                       ----           ------------
FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     CURRENCY                                                                                          (0.1)%         $    (26,107)
     ENERGY                                                                                            (1.3)              (371,860)
     FOOD & FIBER                                                                                       0.0 *                3,172
     GRAINS                                                                                            (0.1)               (17,291)
     INDICES                                                                                            2.3                675,944
     LIVESTOCK                                                                                          1.0                281,980
                                                                                                       ----           ------------
       Total futures contracts purchased                                                                1.8                545,838
                                                                                                       ----           ------------
  FUTURES CONTRACTS SOLD
     FINANCIAL                                                                                          0.1                 34,052
     FOOD & FIBER                                                                                       0.1                  6,602
     GRAINS                                                                                             0.0 *               14,764
     INDICES                                                                                            0.1                 36,750
     WOOD & RUBBER                                                                                      0.0 *                5,637
                                                                                                       ----           ------------
       Total futures contracts sold                                                                     0.3                 97,805
                                                                                                       ----           ------------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                                  2.1 %         $    643,643
                                                                                                       ----           ------------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION

  JAPAN                                                                                                 0.7 %         $    212,129
  UNITED KINGDOM                                                                                       (3.1)              (903,233)
  UNITED STATES                                                                                         1.1                313,496
  OTHER                                                                                                 0.7                208,880
                                                                                                       ----           ------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                         (0.6)%         $   (168,728)
                                                                                                       ----           ------------



   * Due to rounding



See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003 (AUDITED)


                                                                                           PERCENTAGE OF        MARKET OR
                                                                           FACE VALUE        NET ASSETS         FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
     United States Treasury Bills due May 27, 2004 (cost $17,392,760), securities are held in margin
      accounts as collateral for open futures and forwards                $ 17,475,000         78.6 %          $ 17,405,163
                                                                                               ----            ------------
FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                 1.2 %          $    267,624
     METALS                                                                                     8.6               1,908,975
                                                                                               ----            ------------
       Total unrealized appreciation on
          forward contracts                                                                     9.8               2,176,599
                                                                                               ----            ------------

  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                (0.6)               (127,939)
     METALS                                                                                    (1.4)               (308,930)
                                                                                               ----            ------------
       Total unrealized depreciation on
          forward contracts                                                                    (2.0)               (436,869)
                                                                                               ----            ------------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                          7.8 %          $  1,739,730
                                                                                               ----            ------------

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     ENERGY                                                                                     2.2 %          $    485,012
     GRAINS                                                                                     0.2                  34,904
     INDICES                                                                                    0.2                  48,460
     METALS                                                                                     2.1                 461,906
                                                                                               ----            ------------
       Total futures contracts purchased                                                        4.7               1,030,282
                                                                                               ----            ------------

  FUTURES CONTRACTS SOLD
     GRAINS                                                                                    (0.1)                (17,045)
     INDICES                                                                                    0.0 *                 1,647
                                                                                               ----            ------------
       Total futures contracts sold                                                            (0.1)                (15,398)
                                                                                               ----            ------------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                          4.6 %          $  1,014,884
                                                                                               ----            ------------


FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
  JAPAN                                                                                         0.5 %          $    108,030
  UNITED KINGDOM                                                                                7.9               1,755,449
  UNITED STATES                                                                                 4.0                 891,135
                                                                                               ----            ------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                 12.4 %          $  2,754,614
                                                                                               ----            ------------



   * Due to rounding

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF OPERATIONS
(UNAUDITED)


                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                              2004             2003             2004             2003
INVESTMENT INCOME, interest                               $    76,892      $    21,452      $   135,017      $    32,479
                                                          -----------      -----------      -----------      -----------

EXPENSES
   Management fee                                             140,453           54,984          273,261           81,260
   Organization and offering expenses                          75,921           29,722          147,709           43,925
   Operating expenses                                          11,388            4,458           22,156            6,588
   Selling commission                                         303,683          118,886          590,836          175,699
   Incentive fee                                                    -           (8,126)       1,158,857          486,682
   Brokerage commissions                                      377,258          140,616          760,585          224,922
   Other                                                       15,993            1,064           35,029            3,024
                                                          -----------      -----------      -----------      -----------

        Total expenses                                        924,696          341,604        2,988,433        1,022,100
                                                          -----------      -----------      -----------      -----------

NET INVESTMENT LOSS                                          (847,804)        (320,152)      (2,853,416)        (989,621)
                                                          -----------      -----------      -----------      -----------

REALIZED AND UNREALIZED GAIN
(LOSS) ON INVESTMENTS
   Net realized gain (loss) on futures
     and forward contracts                                 (3,359,484)       1,520,120        1,248,637        1,040,600
                                                          -----------      -----------      -----------      -----------
    Net change in unrealized appreciation or
      depreciation on futures and forward contracts        (4,996,789)        (508,811)      (2,923,342)        (471,386)
                                                          -----------      -----------      -----------      -----------

NET GAIN (LOSS) ON INVESTMENTS                             (8,356,273)       1,011,309       (1,674,705)         569,214
                                                          -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS     ($9,204,077)     $   691,157      ($4,528,121)     ($  420,407)
                                                          -----------      -----------      -----------      -----------


See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CHANGES IN NET ASSETS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)


                                                                              2004              2003
                                                                          ------------      ------------
DECREASE IN NET ASSETS FROM OPERATIONS

   Net investment loss                                                    $ (2,853,416)     $   (989,621)

   Net realized gain (loss) on futures and forward contracts                 1,248,637         1,040,600

   Net change in unrealized appreciation or depreciation
     on futures and forward contracts                                       (2,923,342)         (471,386)
                                                                          ------------      ------------


NET DECREASE IN NET ASSETS FROM OPERATIONS                                  (4,528,121)         (420,407)
                                                                          ------------      ------------


CAPITAL SHARE TRANSACTIONS

   Issuance of shares                                                       13,505,906        11,690,937

   Redemption of shares                                                     (1,560,236)         (197,218)
                                                                          ------------      ------------


NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS                  11,945,670        11,493,719
                                                                          ------------      ------------


NET INCREASE IN NET ASSETS                                                   7,417,549        11,073,312

NET ASSETS, beginning of period                                             22,136,771         2,196,981
                                                                          ------------      ------------


NET ASSETS, end of period                                                 $ 29,554,320      $ 13,270,293
                                                                          ------------      ------------



SHARES, beginning of period                                                 14,945.226         1,894.331

ISSUANCE OF SHARES                                                           8,729.011         9,052.779

REDEMPTION OF SHARES                                                        (1,281.307)         (164.488)
                                                                          ------------      ------------


SHARES, end of period                                                       22,392.930        10,782.622
                                                                          ------------      ------------



See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)


                                                                                      2004              2003
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase (decrease) in net assets from operations                          $ (4,528,121)     $   (420,407)
   Adjustments to reconcile net decrease in net assets from operations to net cash provided used in operating activities:
     Changes in operating assets and liabilities:
        US Government securities                                                    (8,065,598)       (7,388,556)
        Due from brokers                                                            (1,013,168)       (4,273,291)
        Unrealized appreciation on open forward contracts                            1,399,942          (166,964)
        Futures contracts purchased                                                    484,444          (149,928)
        Unrealized depreciation on open forward contracts                            1,152,159           725,336
        Futures contracts sold                                                        (113,203)           62,942
        Due to broker                                                               (1,006,857)                -
        Fees payable                                                                    43,522           (54,972)
                                                                                  ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                              (11,646,880)      (11,665,840)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions                            14,500,608        12,903,030
   Redemptions, net of redemption payable                                           (1,568,388)         (197,218)
                                                                                  ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           12,932,220        12,705,812
                                                                                  ------------      ------------

NET INCREASE IN CASH                                                                 1,285,340         1,039,972

CASH, beginning of period                                                              854,910           396,680
                                                                                  ------------      ------------

CASH, end of period                                                               $  2,140,250         1,436,652
                                                                                  ------------      ------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
   2003 subscriptions received in 2002                                                              $    961,768
                                                                                  ------------      ------------

   2004 subscriptions received in 2003                                            $    920,395
                                                                                  ------------

   Redemption payable                                                             $      8,152
                                                                                  ============




See accompanying notes to financial statements.

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


QUADRIGA SUPERFUND, L.P. - SERIES A AND B
NOTES TO FINANCIAL STATEMENTS

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

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the General Partner or by operation of the law or a decline in the aggregate net assets of either series to less than $500,000.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the accounting principals generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results of interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003.

Valuation of Investments and Futures and Forward Contracts

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

The Fund uses the amortized cost method for valuing the US Treasury Bills; accordingly, the cost of securities plus accreted discount, or minus amortized premium approximates fair value.

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

Advance subscriptions represent cash received prior to the end of the period for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the beginning of the subsequent month.

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

At June 30, 2004 the General Partner's interest is 4.5% of Series A's and 3.5% of Series B's total net assets.

6. FINANCIAL HIGHLIGHTS

Financial highlights for the period January 1, 2004 through June 30, 2004 are as follows:

                                                         SERIES A            SERIES B
                                                        ----------          ----------
Total return
 Total return before incentive fees                           (5.5)%              (7.4)%
 Incentive fees                                               (2.6)               (3.5)
                                                        ----------          ----------
Total return after incentive fees                             (8.1)%             (10.9)%
                                                        ==========          ==========

Ratio to average partners' capital
 Operating expenses before incentive fees                     10.6 %              12.2 %
 Incentive fees                                                3.0                 3.9
                                                        ----------          ----------
 Total expenses                                               13.6 %              16.1 %
                                                        ==========          ==========
 Net investment income (loss) before incentive fee            (9.7)%             (11.3)%
                                                        ==========          ==========

Net asset value per unit, beginning of period           $ 1,317.23          $ 1,481.19
Net increase in net assets from operations                 (107.21)            (161.38)
                                                        ----------          ----------
Net asset value per unit, end of period                 $ 1,210.02          $ 1,319.81
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

The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period ended June 30, 2004, subscriptions totaling $58,060,173 have been accepted and redemptions over the same period totaled $4,785,958.

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

RESULTS OF OPERATIONS

Series A:

         Net results for the quarter ended June 30, 2004 were a loss of 18.71% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.23%, trading performance (including commissions) of -17.40% and charges of 1.54% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At June 30, 2004 and March 31, 2004, the net asset value per unit of Series A was $1,210.02 and $1,488.43, respectively.

Series B:

         Net results for the quarter ended June 30, 2004 were a loss of 25.49% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.21%, trading performance (including commissions) of -24.23% and charges of 1.47% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At June 30, 2004 and March 31, 2004, the net asset value per unit of Series B was $1,319.81 and $1,771.36, respectively.

Fund results for April 2004:

         In April, long positions in stock market indices and metals were unprofitable due to falling prices in both market sectors.

         Long positions in the energy sector were the only notably positive contributors to the fund's performance for this month.

         The largest losses resulted from a combined long/short strategy in foreign currencies.

         During the month of April 2004, Series A lost 14.20% and Series B lost 19.59%, including charges.

Fund results for May 2004:

         Although the downwards trend on the stock markets reversed, long positions still produced losses for the month.

         Long positions in the energy markets performed well and were the main source of this month's positive performance.

         In the financial futures sector, short positions in Bonds, Notes and Interest Rates generated slight profits.

         Only combined long/short positions in foreign currencies produced significant losses.

         For May, Series A increased by 7.21% and Series B by 9.11%, each including charges.

Fund results for June 2004:

         In the month of June, long positions in stock indices faced a weakening of the upwards trend, but were still able to perform slightly positive.

         Short positions in the other financial futures sectors lost along with long positions in the metal markets.

         The most significant losses were incurred by long positions in the energy sector due to a sharp price-decline in these markets.

         The net asset value of Series A and B lost 11.62% and 15.07%, respectively, including charges.

For the second quarter of 2004, the most profitable market group overall was the energy sector while positions in the currencies markets contributed the greatest amount of losses.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2004. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2004 and March 31, 2004, the net asset values for Series A were $22,753,399 and $21,339,722, respectively, and the net asset values for Series B as of such dates were $29,554,320 and $30,921,529, respectively.

Series A as of June 30, 2004:


SECTOR                           MARKET RISK (USD)              % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                           1,835,212                              8.07
Financial Futures                         791,724                              3.48
Currencies                                662,248                              2.91
Agricultural Products                     290,818                              1.28
Energy                                  2,323,790                             10.21
Metals                                    584,465                              2.57

Series B as of June 30, 2004:


SECTOR                           MARKET RISK (USD)              % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                           3,539,806                             11.98
Financial Futures                       1,422,969                              4.81
Currencies                              1,271,469                              4.30
Agricultural Products                     552,720                              1.87
Energy                                  4,443,708                             15.04
Metals                                  1,118,680                              3.79


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

         The following were the primary trading risk exposures of the Fund as of June 30, 2004 by market sector.

Currencies

         The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Quadriga Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. As of June 30, 2004 the exposure to these markets was relatively low in comparison to historic levels.

Interest Rates

         Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of June 30, 2004 the exposure to these markets was similar to historic levels.

Stock Indices

         Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. As of June 30, 2004 the exposure to these markets was relatively high in comparison to historic levels.

Energy

         The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. The exposure to these markets as of June 30, 2004 was the highest among all market groups.

Metals

         The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of June 30, 2004 was relatively low in comparison to historic levels.

Agricultural Market

         The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of June 30, 2004 was relatively low in comparison to historic levels.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2004.


                                       QUADRIGA SUPERFUND, L.P.
                                       (Registrant)

                                       By: Quadriga Capital Management, Inc.
                                           General Partner

                                       By: /s/Christian Baha
                                          --------------------------------------
                                           Christian Baha
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
