Form 10-Q
period 2004-09-30
QUADRIGA SUPERFUND
filed 2004-11-12
CIK 1168990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to___________

Commission File number: 333-88460

                            QUADRIGA SUPERFUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         Delaware                                      98-0375395
---------------------------         --------------------------------------------
  (State of Organization)                (IRS Employer Identification Number)

Le Marquis Complex, Unit 5
P.O. Box 1479
Grand Anse
St. George's, Grenada
West Indies                                               N/A
----------------------------------------          --------------------
(Address of principal executive offices)               (Zip Code)

(473) 439-2418
------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                     Total number of Pages: 28 plus exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Quadriga Superfund, L.P. - Series A are included in Item 1:

                                                                                                      Page
                                                                                                      ----
FINANCIAL STATEMENTS

         Statement of Assets and Liabilities as of September 30, 2004 (unaudited)
               and December 31, 2003 (audited)                                                          3

         Condensed Schedule of Investments as of September 30, 2004 (unaudited)                         4

         Condensed Schedule of Investments as of December 31, 2003 (audited)                            5

         Statements of Operations for the three months ended September 30, 2004 and
               September 30, 2003 (unaudited) and for the nine months ended September 30, 2004 and
               September 30, 2003 (unaudited)                                                           6

         Statement of Changes in Net Assets for the nine months ended September 30, 2004
               and September 30, 2003 (unaudited)                                                       7

         Statement of Cash Flows for the nine months ended September 30, 2004 and
               September 30, 2003 (unaudited)                                                           8

The following financial statements of Quadriga Superfund, L.P. - Series B are included in Item 1:

                                                                                                    Page
                                                                                                    -----
FINANCIAL STATEMENTS

         Statement of Assets and Liabilities as of September 30, 2004 (unaudited)
               and December 31, 2003 (audited)                                                          9

         Condensed Schedule of Investments as of September 30, 2004 (unaudited)                        10

         Condensed Schedule of Investments as of December 31, 2003 (audited)                           11

         Statements of Operations for the three months ended September 30, 2004 and September
               30, 2003 (unaudited) and for the nine months ended September 30, 2004 and September
               30, 2003 (unaudited)                                                                    12

         Statement of Changes in Net Assets for the nine months ended September 30, 2004 and
               September 30, 2003 (unaudited)                                                          13

         Statement of Cash Flows for the nine months ended September 30, 2004 and September
               30, 2003 (unaudited)                                                                    14

NOTES TO SERIES A AND SERIES B UNAUDITED FINANCIAL STATEMENTS DATED SEPTEMBER 30, 2004              15-19

Report of Independent Registered Public Accounting Firm                                                19

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF ASSETS AND LIABILITIES
SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2004           2003
                                                    ------------   ------------
ASSETS

US GOVERNMENT SECURITIES, at market
   cost $21,123,951 and $13,739,594 as of
   September 30, 2004 and December 31, 2003         $ 21,223,954   $ 13,749,608

DUE FROM BROKERS                                         512,718        989,646

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS      1,877,068      1,196,849

FUTURES CONTRACTS PURCHASED                            2,096,916        583,646
FUTURES CONTRACTS SOLD                                   210,269              -

CASH                                                   1,112,190      1,597,546
                                                    ------------   ------------

        Total assets                                  27,033,115     18,117,295
                                                    ------------   ------------

LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS        139,042        231,306

FUTURES CONTRACTS SOLD                                         -          8,595

ADVANCE SUBSCRIPTIONS                                    683,421      1,097,282

DUE TO BROKERS                                           230,030        532,552

REDEMPTION PAYABLE                                             -          8,040

FEES PAYABLE                                             151,554         94,731
                                                    ------------   ------------

        Total liabilities                              1,204,047      1,972,506
                                                    ------------   ------------

NET ASSETS                                          $ 25,829,068   $ 16,144,789
                                                    ============   ============

NUMBER OF SHARES                                      20,780.214     12,256.648

NET ASSETS VALUE PER SHARE                          $   1,242.96   $   1,317.23
                                                    ============   ============

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                                PERCENTAGE OF     MARKET OR
                                                                                  FACE VALUE      NET ASSETS     FAIR VALUE
                                                                                -------------   -------------   -------------
DEBT SECURITIES UNITED STATES, AT MARKET
     United States Treasury Bills due November 26, 2004 (cost $21,123,951), securities are held in margin accounts as collateral for open futures
      and forwards                                                              $  21,270,000       82.2%       $  21,223,954
                                                                                                    ====        =============
FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                      1.3%       $     335,547
     METALS                                                                                          6.0            1,541,521
                                                                                                    ----        -------------
       Total unrealized appreciation on forward contracts                                            7.3            1,877,068
                                                                                                    ----        -------------

  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                     (0.5)            (126,117)
     METALS                                                                                         (0.1)             (12,925)
                                                                                                    ----        -------------
       Total unrealized depreciation on forward contracts                                           (0.6)            (139,042)
                                                                                                    ----        -------------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                               6.7%       $   1,738,026
                                                                                                    ====        =============

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     CURRENCY                                                                                        0.4%       $      99,260
     ENERGY                                                                                          5.1            1,310,761
     FINANCIAL                                                                                       1.3              348,350
     GRAINS                                                                                          0.0*                 425
     INDICES                                                                                         0.5              136,982
     LIVESTOCK                                                                                      (0.1)             (19,520)
     METALS                                                                                          0.9              220,658
                                                                                                    ----        -------------
       Total futures contracts purchase                                                              8.1            2,096,916
                                                                                                    ----        -------------
  FUTURES CONTRACTS SOLD
     CURRENCY                                                                                       (0.2)             (49,356)
     FOOD & FIBER                                                                                    0.1               25,490
     GRAINS                                                                                          1.2              300,877
     INDICES                                                                                        (0.3)*            (66,742)
                                                                                                    ----        -------------
       Total futures contracts sold                                                                  0.8              210,269
                                                                                                    ----        -------------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                               8.9%       $   2,307,185
                                                                                                    ====        =============

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
  JAPAN                                                                                              1.6%       $     409,618
  UNITED KINGDOM                                                                                     6.7            1,723,924
  UNITED STATES                                                                                      6.8            1,746,621
  OTHER                                                                                              0.6              165,048
                                                                                                    ----        -------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                      15.7%       $   4,045,211
                                                                                                    ====        =============

      * Due to rounding

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003 (AUDITED)

                                                                                                PERCENTAGE OF     MARKET OR
                                                                                  FACE VALUE     NET ASSETS      FAIR VALUE
                                                                                -------------   -------------   -------------
DEBT SECURITIES UNITED STATES, AT MARKET
     United States Treasury Bills due May 27, 2004 (cost $13,739,594), securities are held in margin accounts as collateral for open
      futures and forwards                                                      $  13,805,000        85.2%      $ 13,749,608
                                                                                                     ====       ============
FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                       0.9%      $    140,479
     METALS                                                                                           6.5          1,056,370
                                                                                                     ----       ------------
       Total unrealized appreciation on forward contracts                                             7.4          1,196,849
                                                                                                     ----       ------------

  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                      (0.4)           (65,291)
     METALS                                                                                          (1.0)          (166,015)
                                                                                                     ----       ------------
       Total unrealized depreciation on forward contracts                                            (1.4)          (231,306)
                                                                                                     ----       ------------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                                6.0%      $    965,543
                                                                                                     ====       ============

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     ENERGY                                                                                           1.7%      $    279,675
     GRAINS                                                                                           0.1             17,861
     INDICES                                                                                          0.2             27,189
     METALS                                                                                           1.6            258,921
                                                                                                     ----       ------------
       Total futures contracts purchase                                                               3.6            583,646
                                                                                                     ----       ------------

  FUTURES CONTRACTS SOLD
     GRAINS                                                                                          (0.1)            (9,521)
     INDICES                                                                                          0.0*               926
                                                                                                     ----       ------------
       Total futures contracts sold                                                                  (0.1)            (8,595)
                                                                                                     ----       ------------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                                3.5%      $    575,051
                                                                                                     ====       ============

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
  JAPAN                                                                                               0.4%      $     68,877
  UNITED KINGDOM                                                                                      6.0            977,375
  UNITED STATES                                                                                       3.1            494,342
                                                                                                     ----       ------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                        9.5%      $  1,540,594
                                                                                                     ====       ============

      * Due to rounding

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF OPERATIONS
(UNAUDITED)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
INVESTMENT INCOME, interest                    $     79,511    $     23,095    $    182,263    $     45,227
                                               ------------    ------------    ------------    ------------
EXPENSES
   Management fee                                   113,242          50,102         311,329         102,135
   Organization and offering expenses                61,213          27,082         168,286          55,209
   Operating expenses                                 9,182           4,062          25,242           8,281
   Selling commission                               244,848         108,330         673,141         220,832
   Incentive fee                                          -               -         651,950         226,783
   Brokerage commissions                            244,937         128,919         635,428         255,624
   Other                                             16,207             893          33,590           2,785
                                               ------------    ------------    ------------    ------------

        Total expenses                              689,629         319,388       2,498,966         871,649
                                               ------------    ------------    ------------    ------------

NET INVESTMENT LOSS                                (610,118)       (296,293)     (2,316,703)       (826,422)
                                               ------------    ------------    ------------    ------------

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS
   Net realized gain (loss) on futures
     and forward contracts                       (2,839,090)     (1,632,003)     (2,042,213)       (999,804)

   Net change in unrealized appreciation or
     Depreciation on futures and forward
     contracts                                    4,160,695       1,254,090       2,504,617       1,060,900
                                               ------------    ------------    ------------    ------------

NET GAIN (LOSS) ON INVESTMENTS                    1,321,605        (377,913)        462,404          61,096
                                               ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN
   NET ASSETS FROM OPERATIONS                  $    711,487    $   (674,206)   $ (1,854,299)   $   (765,326)
                                               ============    ============    ============    ============

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CHANGES IN NET ASSETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

                                                                 2004            2003
                                                             ------------    ------------
DECREASE IN NET ASSETS FROM OPERATIONS

   Net investment loss                                       $ (2,316,703)   $   (826,422)

   Net realized loss on futures and forward contracts          (2,042,213)       (999,804)

   Net change in unrealized appreciation or depreciation
     on futures and forward contracts                           2,504,617       1,060,900
                                                             ------------    ------------

NET DECREASE IN NET ASSETS FROM OPERATIONS                     (1,854,299)       (765,326)

CAPITAL SHARE TRANSACTIONS
   Issuance of shares                                          13,470,189      11,514,319
   Redemption of shares                                        (1,931,611)       (231,964)
                                                             ------------    ------------

NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS     11,538,578      11,282,355

NET INCREASE IN NET ASSETS                                      9,684,279      10,517,029

NET ASSETS, beginning of period                                16,144,789       1,216,435
                                                             ------------    ------------

NET ASSETS, end of period                                    $ 25,829,068    $ 11,733,464
                                                             ============    ============

SHARES, beginning of period                                    12,256.648       1,110.275
ISSUANCE OF SHARES                                             10,057.734       9,969.345
REDEMPTION OF SHARES                                           (1,534.168)       (209.034)
                                                             ------------    ------------

SHARES, end of period                                          20,780.214      10,870.586
                                                             ============    ============

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

                                                                  2004            2003
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net decrease in net assets from operations                 $ (1,854,299)   $   (765,326)
   Adjustments to reconcile net decrease in net assets from
   operations to net cash used in operating activities:
     Changes in operating assets and liabilities:
        US Government securities                                (7,474,346)     (7,651,084)
        Due from/to brokers                                        174,406        (661,213)
        Due from affiliate                                               -          (9,535)
        Unrealized appreciation on open forward contracts         (680,219)       (429,532)
        Futures contracts purchased                             (1,513,270)     (1,009,400)
        Unrealized depreciation on open forward contracts          (92,264)        383,613
        Futures contracts sold                                    (218,864)         (5,581)
        Fees payable                                                56,823          25,552

NET CASH USED IN OPERATING ACTIVITIES                          (11,602,033)    (10,122,506)

CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions        13,056,328      11,072,117
   Redemptions, net of redemption payable                       (1,939,651)       (231,317)

NET CASH PROVIDED BY FINANCING ACTIVITIES                       11,116,677      10,840,800

NET INCREASE IN CASH                                              (485,356)        718,294

CASH, beginning of period                                        1,597,546         402,631

CASH, end of period                                           $  1,112,190    $  1,120,925

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
   2003 subscriptions received in 2002                                        $    972,745

   2004 subscriptions received in 2003                        $  1,097,282

   Redemption payable                                                         $      8,040

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF ASSETS AND LIABILITIES
SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2004           2003
                                                    ------------   ------------
ASSETS

US GOVERNMENT SECURITIES, at market
   cost $24,193,621 and $17,392,760 as of
   September 30, 2004 and December 31, 2003         $ 24,307,298   $ 17,405,163

DUE FROM BROKERS                                       2,285,766      3,187,377

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS      3,306,767      2,176,599

FUTURES CONTRACTS PURCHASED                            3,531,796      1,030,282
FUTURES CONTRACTS SOLD                                   498,767              -

CASH                                                   1,251,909        854,910
                                                    ------------   ------------

        Total assets                                  35,182,303     24,654,331
                                                    ------------   ------------

LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS        265,271        436,869

FUTURES CONTRACTS SOLD                                         -         15,398

ADVANCE SUBSCRIPTIONS                                    913,395        920,395

DUE TO BROKERS                                           237,090      1,006,857

REDEMPTION PAYABLE                                             -          8,152

FEES PAYABLE                                             196,972        129,889
                                                    ------------   ------------

        Total liabilities                              1,612,728      2,517,560
                                                    ------------   ------------

NET ASSETS                                          $ 33,569,575   $ 22,136,771
                                                    ============   ============

NUMBER OF SHARES                                      24,457.461     14,945.226

NET ASSETS VALUE PER SHARE                          $   1,372.57   $   1,481.19
                                                    ============   ============

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                            PERCENTAGE OF     MARKET OR
                                                                             FACE VALUE      NET ASSETS      FAIR VALUE
                                                                            -------------   -------------   -------------
DEBT SECURITIES UNITED STATES, AT MARKET
     United States Treasury Bills due November 26, 2004 (cost
     $24,193,621), securities are held in Margin accounts as
     collateral for open futures and forwards                               $  24,360,000         72.4%     $  24,307,298
                                                                                                  ====      =============
FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                    1.8%     $     596,117
     METALS                                                                                        8.1          2,710,650
                                                                                                  ----      -------------
       Total unrealized appreciation on
          forward contracts                                                                        9.9          3,306,767
                                                                                                  ----      -------------
  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                   (0.7)          (220,033)
     METALS                                                                                       (0.1)           (45,238)
                                                                                                  ----      -------------
       Total unrealized depreciation on
          forward contracts                                                                       (0.8)          (265,271)
                                                                                                  ----      -------------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                             9.1%     $   3,041,496
                                                                                                  ====      =============

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     CURRENCY                                                                                      0.7%     $     235,303
     ENERGY                                                                                        6.7          2,239,212
     FINANCIAL                                                                                     1.6*           556,489
     GRAINS                                                                                        0.0*            (1,850)
     INDICES                                                                                       0.3             98,009
     LIVESTOCK                                                                                    (0.1)           (31,531)
     METALS                                                                                        1.3            436,164
                                                                                                  ----      -------------
       Total futures contracts purchased                                                          10.5          3,531,796
                                                                                                  ----      -------------
  FUTURES CONTRACTS SOLD
     CURRENCY                                                                                     (0.3)           (87,747)
     FOOD & FIBER                                                                                  0.1             44,450
     GRAINS                                                                                        1.6            527,711
     INDICES                                                                                       0.1             18,886
     LIVESTOCK                                                                                     0.0             (4,533)
                                                                                                  ----      -------------
       Total futures contracts sold                                                                1.5            498,767
                                                                                                  ----      -------------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                            12.0%     $   4,030,563
                                                                                                  ====      =============

  FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
  JAPAN                                                                                            2.1%     $     711,923
  UNITED KINGDOM                                                                                   9.1          3,065,218
  UNITED STATES                                                                                    9.1          3,067,160
  OTHER                                                                                            0.8*           227,758
                                                                                                  ----      -------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                    21.1%     $   7,072,059
                                                                                                  ====      =============

      * Due to rounding

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003 (AUDITED)

                                                                                                  PERCENTAGE OF       MARKET OR
                                                                                 FACE VALUE        NET ASSETS        FAIR VALUE
                                                                                -------------     -------------     -------------
DEBT SECURITIES UNITED STATES, AT MARKET
     United States Treasury Bills due May 27, 2004 (cost $17,392,760), securities are held in margin accounts as
     collateral for open futures and forwards                                   $  17,475,000         78.6%         $  17,405,163
                                                                                                      ====          =============

FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                        1.2%         $     267,624
     METALS                                                                                            8.6              1,908,975
                                                                                                      ----          -------------
       Total unrealized appreciation on
          forward contracts                                                                            9.8              2,176,599
                                                                                                      ----          -------------
  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                                                       (0.6)              (127,939)
     METALS                                                                                           (1.4)              (308,930)
                                                                                                      ----          -------------
       Total unrealized depreciation on
          forward contracts                                                                           (2.0)              (436,869)
                                                                                                      ----          -------------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                                 7.8%         $   1,739,730
                                                                                                      ====          =============

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     ENERGY                                                                                            2.2%         $     485,012
     GRAINS                                                                                            0.2                 34,904
     INDICES                                                                                           0.2                 48,460
     METALS                                                                                            2.1                461,906
                                                                                                      ----          -------------
       Total futures contracts purchased                                                               4.7              1,030,282
                                                                                                      ----          -------------

  FUTURES CONTRACTS SOLD
     GRAINS                                                                                           (0.1)               (17,045)
     INDICES                                                                                           0.0*                 1,647
                                                                                                      ----          -------------
       Total futures contracts sold                                                                   (0.1)               (15,398)
                                                                                                      ----          -------------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                                 4.6%         $   1,014,884
                                                                                                      ====          =============
FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
  JAPAN                                                                                                0.5%         $     108,030
  UNITED KINGDOM                                                                                       7.9*             1,755,449
  UNITED STATES                                                                                        4.0                891,135
                                                                                                      ----          -------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                        12.4%         $   2,754,614
                                                                                                      ====          =============

      * Due to rounding

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF OPERATIONS
(UNAUDITED)

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                             2004            2003            2004            2003
                                         ------------    ------------    ------------    ------------
INVESTMENT INCOME, interest              $     98,700    $     31,377    $    233,717    $     63,856
                                         ------------    ------------    ------------    ------------
EXPENSES
   Management fee                             145,388          67,987         418,649         149,247
   Organization and offering expenses          78,588          36,750         226,297          80,675
   Operating expenses                          11,789           5,513          33,945          12,101
   Selling commission                         314,351         146,999         905,187         322,698
   Incentive fee                                    -               -       1,158,857         486,682
   Brokerage commissions                      438,743         242,335       1,199,328         467,257
   Other                                       29,934           1,297          64,963           4,321
                                         ------------    ------------    ------------    ------------

        Total expenses                      1,018,793         500,881       4,007,226       1,522,981
                                         ------------    ------------    ------------    ------------

NET INVESTMENT LOSS                          (920,093)       (469,504)     (3,773,509)     (1,459,125)
                                         ------------    ------------    ------------    ------------

REALIZED AND UNREALIZED GAIN
(LOSS) ON INVESTMENTS
   Net realized gain (loss) on futures
     and forward contracts                 (5,006,865)     (3,185,113)     (3,758,228)     (2,144,513)
   Net change in unrealized
       appreciation or depreciation on
       futures and forward
       Contracts                            7,240,787       2,312,983       4,317,445       1,841,597
                                         ------------    ------------    ------------    ------------

NET GAIN ON INVESTMENTS                     2,233,922        (872,130)        559,217        (302,916)
                                         ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN
  NET ASSETS FROM OPERATIONS             $  1,313,829    $ (1,341,634)   $ (3,214,292)   $ (1,762,041)
                                         ============    ============    ============    ============

See accompanying notes to financial
     statements and accountants' review
     report

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CHANGES IN NET ASSETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

                                                                 2004            2003
                                                             ------------    ------------
DECREASE IN NET ASSETS FROM OPERATIONS
   Net investment loss                                       $ (3,773,509)   $ (1,459,125)
   Net realized loss on futures and forward contracts          (3,758,228)     (2,144,513)
   Net change in unrealized appreciation or depreciation
     on futures and forward contracts                           4,317,445       1,841,597
                                                             ------------    ------------

NET DECREASE IN NET ASSETS FROM OPERATIONS                     (3,214,292)     (1,762,041)
                                                             ------------    ------------

CAPITAL SHARE TRANSACTIONS
   Issuance of shares                                          17,067,911      15,394,344
   Redemption of shares                                        (2,420,815)       (544,854)
                                                             ------------    ------------

NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS     14,647,096      14,849,490
                                                             ------------    ------------

NET INCREASE IN NET ASSETS                                     11,432,804      13,087,449

NET ASSETS, beginning of period                                22,136,771       2,196,981
                                                             ------------    ------------
NET ASSETS, end of period                                    $ 33,569,575    $ 15,284,430
                                                             ============    ============

SHARES, beginning of period                                    14,945.226       1,894.331
ISSUANCE OF SHARES                                             11,483.511      12,213.548
REDEMPTION OF SHARES                                           (1,971.276)       (475.393)
                                                             ------------    ------------

SHARES, end of period                                          24,457.461      13,632.486
                                                             ============    ============

See accompanying notes to financial statements and accountants' review report

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

                                                                        2004            2003
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net decrease in net assets from operations                       $ (3,214,292)   $ (1,762,041)
   Adjustments to reconcile net decrease in net assets from
    operations to net cash provided used in operating activities:
     Changes in operating assets and liabilities:
        US Government securities                                      (6,902,135)     (8,686,248)
        Due from/to brokers                                              131,844      (1,689,986)
        Unrealized appreciation on open forward contracts             (1,130,168)       (832,234)
        Futures contracts purchased                                   (2,501,514)     (1,747,004)
        Unrealized depreciation on open forward contracts               (171,598)        752,406
        Futures contracts sold                                          (514,165)        (14,765)
        Fees payable                                                      67,083         (35,027)
        Due to affiliate                                                       -           9,535

NET CASH USED IN OPERATING ACTIVITIES                                (14,234,945)    (14,005,364)

CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions              17,060,911      15,327,957
   Redemptions, net of redemption payable                             (2,428,967)       (488,548)

NET CASH PROVIDED BY FINANCING ACTIVITIES                             14,631,944      14,839,409

NET INCREASE IN CASH                                                     396,999         834,045

CASH, beginning of period                                                854,910         396,680

CASH, end of period                                                 $  1,251,909    $  1,230,725


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
   2003 subscriptions received in 2002                                              $    961,768

   2004 subscriptions received in 2003                              $    920,395

   Redemption payable                                                               $      8,152
                                                                                    ------------

See accompanying notes to financial statements and accountants' review report

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

QUADRIGA SUPERFUND, L.P. - SERIES A AND B
NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Organization and Business

Quadriga Superfund, L.P. (the "Fund"), a Delaware Limited Partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America and International commodity equity markets using a strategy developed by Quadriga Capital Management, Inc., the General Partner and Trading Manager of the Fund. The Fund has issued two classes of Units, Series A and Series B. The two Series will be traded and managed the same way except degree of leverage

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the General Partner or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.

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

Advance subscriptions represent cash received prior to period end for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the beginning of month following the reporting date.

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

At September 30, 2004 the General Partner's interest is 4.1% of Series A's and 3.2% of Series B's total net assets.

6. FINANCIAL HIGHLIGHTS

Financial highlights for the period January 1, 2004 through September 30, 2004 are as follows:

                                                 SERIES A       SERIES B
                                                ----------     ----------
Total return
  Total return before incentive fees                  (3.3)%         (4.1)%
  Incentive fees                                      (2.3)          (3.2)
                                                ----------     ----------

Total return after incentive fees                     (5.6)%         (7.3)%
                                                ==========     ==========

Ratio to average partners' capital
  Operating expenses before incentive fees            10.8%          12.4%
  Incentive fees                                       2.9            3.8
                                                ----------     ----------
  Total expenses                                      13.7           16.2
                                                ==========     ==========

  Net investment income (loss) ratio                  (9.7)%        (11.4)%
                                                ==========     ==========

Net asset value per unit, beginning of period   $ 1,317.23     $ 1,481.19
Net increase in net assets from operations          (74.27)       (108.62)
                                                ----------     ----------
Net asset value per unit, end of period         $ 1,242.96     $ 1,372.57
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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

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

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B
                               September 30, 2004
             Report of Independent Registered Public Accounting Firm

The Partners
Quadriga Superfund L.P. - Series A and Series B:

We have reviewed the statements of assets and liabilities of Quadriga Superfund, L.P. - Series A and Series B (the Fund), including the condensed schedule of investments, as of September 30, 2004, the related statements of operations for the three-month and six-month periods ended September 30, 2004, changes in net assets and statements of cash flows for the six-month periods ended September 30, 2004. These financial statements are the responsibility of the Fund's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of Quadriga Superfund L.P. - Series A and Series B, including the condensed schedule of investments, as of December 31, 2003, and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
November 11, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period ended September 30, 2004, subscriptions totaling $64,490,132 have been accepted and redemptions over the same period totaled $6,150,309.

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

RESULTS OF OPERATIONS

Series A:

      Net results for the quarter ended September 30, 2004 were a gain of 2.72% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.19%, trading performance (including commissions) of 3.54% and charges of 1.01% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At September 30, 2004 and June 30, 2004, the net asset value per unit of Series A was $1,242.96 and $1,210.02, respectively.

Series B:

      Net results for the quarter ended September 30, 2004 were a gain of 4.00% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.30%, trading performance (including commissions) of 5.37% and charges of 1.67% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At September 30, 2004 and June 30, 2004, the net asset value per unit of Series B was $1,372.57 and $1,319.81, respectively.

Fund results for July 2004:

      For the month of July, long positions in the financial futures sector, most importantly in stock market indices were unprofitable.

      However, long positions in the energy sector were able to compensate for these losses by profiting from rising prices mainly in the oil and oil-related futures markets.

      The other market groups didn't reveal significant trends and didn't have any major influence on this month's slightly negative performance.

      During the month of July, Series A lost 0.16% and Series B lost 0.09%, including charges.

Fund results for August 2004:

      After last month's rally, which persisted during the first weeks of August, oil prices gave back most of their gains resulting in a negative performance for the fund's long positions in the energy sector, which was the worst among all market groups

      Long positions in financial futures traded sideward, whereas long and short positions in foreign currencies were able to contribute positively to this month's trading performance.

      A combined long/short strategy in the agricultural sector produced a slight loss.

      For August, Series A decreased by 6.84% and Series B by 9.29%, each including charges.

Fund results for September 2004:

      Due to the impact of Hurricane Ivan on the US oil production in the Gulf of Mexico, rising prices of crude oils as well as oil-related products resulted in a major gain of the fund's long positions in these markets.

      Long positions in metal markets were able to even outperform these gains and were the most successful contributors to this month's outstanding trading performance.

      The only notable losses were incurred by long positions in the financial futures sector.

      The net asset value of Series A and B for September gained 10.44% and 14.75%, respectively, including charges.

For the third quarter of 2004, the most profitable market group overall was the energy sector while positions in the stock index markets contributed the greatest amount of losses.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2004. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of September 30, 2004 and June 30, 2004, the net assets for Series A were $25,829,068 and $22,753,399, respectively, and the net assets for Series B as of such dates were $33,569,575 and $29,554,320, respectively.

Series A as of September 30, 2004:

        SECTOR          MARKET RISK (USD)   % OF TOTAL CAPITALIZATION (NET ASSETS)
---------------------   -----------------   -------------------------------------
Stock Indices                815,535                        3.16
Financial Futures          1,439,477                        2.47
Currencies                   690,195                        2.67
Agricultural Products        187,541                        0.73
Energy                     2,004,459                        7.76
Metals                     1,938,308                        7.50

Series B as of September 30, 2004:

        SECTOR          MARKET RISK (USD)   % OF TOTAL CAPITALIZATION (NET ASSETS)
---------------------   -----------------   -------------------------------------
Stock Indices               1,297,226                        3.86
Financial Futures           1,127,784                        3.36
Currencies                  1,201,149                        3.58
Agricultural Products         328,846                        0.98
Energy                      3,506,811                       10.45
Metals                      3,388,637                       10.09

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

      The following were the primary trading risk exposures of the Fund as of September 30, 2004 by market sector.

Currencies

      The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Quadriga Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. As of September 30, 2004 the exposure to these markets was relatively low in comparison to historic levels.

Interest Rates

      Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of September 30, 2004 the exposure to these markets was relatively low in comparison to historic levels.

Stock Indices

      Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. As of September 30, 2004 the exposure to these markets was similar to historic levels.

Energy

      The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. The exposure to these markets as of September 30, 2004 was the highest among all market groups.

Metals

      The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of September 30, 2004 was relatively high in comparison to historic levels.

Agricultural Market

      The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of September 30, 2004 was the lowest among all market groups.

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

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None

Item 3. Defaults upon Senior Securities.

      Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None

Item 6. Exhibits.

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 11, 2004.

                                         QUADRIGA SUPERFUND, L.P.
                                             (Registrant)

                                         By: Quadriga Capital Management, Inc.
                                         General Partner

                                         By: /s/Christian Baha
                                         ---------------------------------------
                                         Christian Baha
                                         President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                          Description of Document                        Page Number
--------------    ----------------------------------------------------------------     -----------
31.1              Certification by Chief Executive Officer Pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002                                         E-2

31.2              Certification by Chief Executive Officer Pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002                                         E-3

32.1              Certification by Chief Financial Officer Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002                                         E-4

32.2              Certification by Chief Financial Officer Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002                                         E-5