Form 10-K
period 2004-12-31
QUADRIGA SUPERFUND
filed 2005-03-31
CIK 1168990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 2004
                        Commission File Number 333-88460

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from ____________________ to ______________________

                QUADRIGA SUPERFUND, L.P. - SERIES A and SERIES B
-------------------------------------------------------------------------------
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

-------------------------------------------------------------------------------
                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]     No [ ]

Indicate by check mark if the disclosure document of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ______

The Registrant has no voting stock. As of December 31, 2004 there were 46,207.682 Units (Share Class A: 21,660.138 and Share Class B: 24,547.544) of
Limited Partnership Interest issued and outstanding.

Total number of pages 47.

DOCUMENTS INCORPORATED BY REFERENCE

         Prospectus dated April 29, 2004, as supplemented on November 3, 2004, included within the Registration Statement on Form S-1 (File No. 333-88460), incorporated by reference into Parts I, II, III and IV.

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

         The Registrant filed its latest amended registration statement with the Securities and Exchange Commission on April 19, 2004 and supplemented such registration statement in a filing on November 3, 2004. A total of $68,154,359 has been invested in the initial and continuing offering periods through December 31, 2004, and a total of $8,523,881 in investments has been redeemed during these same periods.

         In addition to making all trading decisions in its capacity as trading manager, Quadriga Capital Management conducts and manages all aspects of the business and administration of the Registrant in its role as general partner.

         The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant's stated term of December 31, 2050; (b) an election to dissolve the Registrant at any time by Limited Partners owning more than 50% of the Units then outstanding; (c) the withdrawal of Quadriga Capital Management as general partner unless one or more new general partners have been elected or appointed pursuant to the Limited Partnership Agreement; or (d) with respect to Series A and Series B Units of Limited Partnership Interest, a decline in the aggregate net assets of such a Series to less than $500,000 after commencement of trading.

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

         In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 2004, there were 21,660.138 Units in Series A of the

Registrant and 24,547.544 Units in Series B for a total of 46,207.682 Units of Limited Partnership Interest outstanding.

         Quadriga Capital Management has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Quadriga Capital Management has not made any distributions as of the date hereof.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        SERIES A            SERIES B

Total Net Assets                                        31,768,269        42,474,364
Total Income                                             6,219,740        10,815,079
Net Income                                               2,906,084         5,578,660
Net Income (loss) per Unit                                  134.17            227.26
Increase (Decrease) in Net Asset Value per Unit             149.44            249.10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2004, subscriptions totaling $34,202,327 had been accepted and redemptions over the same period totaled $6,725,998. As of December 31, 2003, subscriptions totaling $30,982,598 had been accepted and redemptions over the same period totaled $1,797,883.

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

RESULTS OF OPERATIONS

Series A:

         Net results for the year ended December 31, 2004 were a gain of 11.34% in net asset value compared to the preceding year. This increase consisted of interest income of 1.18%, trading performance (including commissions) of 20.98%, and charges of 10.82%, due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At December 31, 2004 and December 31, 2003, the net asset value per unit of Series A was $1,466.67 and $1,317.23, respectively.

Series B:

Net results for the year ended December 31, 2004 were a gain of 16.82% in net asset value compared to the preceding year. This increase consisted of interest income of 1.15%, trading performance (including commissions) of 27.67%, and charges of 12.0%, due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At December 31, 2004 and December 31, 2003, the net asset value per unit of Series B was $1,730.29 and $1,481.19, respectively.

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

Fund results for October 2004:

         In the month of October, long positions in the energy sector were the most positive contributors to the fund's performance together with long positions in foreign currencies.

         To a lesser extent, long positions in the financial futures sector were able to incur significant gains.

         Long positions in the metals sector, however, resulted in the only noteworthy losses for this month.

         During the month of October 2004, Series A gained 4.88% and Series B gained 7.01%, including charges.

Fund results for November 2004:

         Rising prices in the financial futures sector - most significantly for the stock indices - allowed the fund's long positions to gain.

         Long positions in the foreign currency markets performed outstandingly well and were the main source of this month's positive performance.

         In the metals sector, long positions also performed very well.

         Only long positions in energy markets produced a noteworthy loss due to the sharp decline of prices during the first half of the month.

         For November, Series A increased by 12.30% and Series B by 17.33%, each including charges.

Fund results for December 2004:

         Although falling prices in bonds, notes and interest rates caused losses for long positions in these markets, the financial futures sector was still able to incur gains due to the year-end rally of world stock index futures.

         A short strategy in the metals sector caused some losses for the fund due to strengthening metal prices.

         The agricultural sector didn't reveal any significant trend and the fund's combined long/short allocation resulted in minor losses.

         In December, the net asset value of Series A and B gained 0.19% and 0.41%, respectively, including charges.

For the fourth quarter of 2004, the most profitable market group overall was the currencies sector while positions in the agricultural markets showed the weakest performance.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2004. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2004 and December 31, 2003, the net assets for Series A were $31,768,269 and $16,144,789, respectively, and the net assets for Series B as of such dates were $42,474,364 and $22,136,771, respectively.

Series A as of December 31, 2004:

SECTOR                              MARKET RISK (USD)          % OF TOTAL CAPITALIZATION (NET ASSETS)

Stock Indices                          2,658,322                             8.37
Financial Futures                      1,768,283                             5.57
Currencies                             3,164,525                             9.96
Agricultural Products                    359,234                             1.13
Metals                                 2,475,673                             7.79

Series B as of December 31, 2004:

SECTOR                              MARKET RISK (USD)          % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                          4,989,526                            11.75
Financial Futures                      3,290,875                             7.75
Currencies                             5,955,673                            14.02
Agricultural Products                    668,748                             1.57
Metals                                 4,596,335                            10.82

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

         The following were the primary trading risk exposures of the Fund as of December 31, 2004 by market sector.

Currencies

         The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Quadriga Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. As of December 31, 2004 the exposure to these markets was the highest among all market groups.

Interest Rates

         Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of December 31, 2004 the exposure to these markets was similar to historic levels.

Stock Indices

         Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. As of December 31, 2004 the exposure to these markets was relatively high in comparison to historic levels.

Energy

         The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. As of December 31, 2004, there was no exposure to these markets.

Metals

         The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2004 was relatively high in comparison to historic levels.

Agricultural Market

         The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2004 was the lowest among all market groups.

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

         GERHARD ENTZMANN is Quadriga Capital Management's executive vice president and corporate secretary and has been associated with the company since 2001. He has been involved in managing Quadriga Capital Management's fund management business for U.S. products. Dr. Entzmann received a degree in mechanical engineering from the University of Vienna and in June 2001 he received his doctor's degree. He was a research assistant at the Institute for Internal Combustion Engines and Vehicle Engineering at the Technical University of Vienna from 1994 to 2001. Dr. Entzmann has a strong background in data analysis and systems engineering.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2004, no Units of Limited Partnership were owned or held by officers of Quadriga Capital Management.

         (b) Security Ownership of Management. As of December 31, 2004, Quadriga Capital Management owned 843.400 Units of Series A and 789.364 Units of Series B having a combined value of $2,602,818. Units of General Partnership Interest will be owned by Quadriga Capital Management as an investment and in its capacity as general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Registrant's annual financial statements, review of financial statements included in the Registrant's regulatory filings and other services normally provided in connection with regulatory filings or engagements are as follows:

                  2003     $54,000
                  2004     $80,000

         (2)      Audit-Related Fees. $0

         (3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for tax compliance and tax advice given in the preparation of the Registrant's Schedule K1s, the preparation of the Registrant's Form 1065 and preparation of all State Tax Returns are as follows:

                  2003     None
                  2004     None

                  Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by RK Consulting, Inc. for tax compliance and tax advice given in the preparation of the Registrant's Schedule K1s, the preparation of the Registrant's Form 1065 and preparation of all State Tax Returns are as follows:

                  2003     $20,000
                  2004     $20,000

         (4)      All Other Fees. None.

         (5)      Not Applicable.

         (6)      Not Applicable.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The Following documents are filed as part of this report:

                  (1)      Financial Statements beginning on page 24 hereof.

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

                  None.

                QUADRIGA SUPERFUND, L.P. - SERIES A AND SERIES B
                               DECEMBER 31, 2003
                              FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


The Partners
Quadriga Superfund L.P. - Series A and Series B:


We have audited the accompanying statements of assets and liabilities of Quadriga Superfund, L.P. - Series A and Series B (the Fund), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of operations, changes in net assets and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quadriga Superfund, L.P. - Series A and Series B as of December 31, 2004 and 2003 and the results of its operations, changes in its net assets, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG LLP

New York, New York
March 4, 2005

                      QUADRIGA SUPERFUND, L.P. - SERIES A
                      Statements of Assets and Liabilities
                           December 31, 2004 and 2003


                                                                                2004                     2003
                                                                             -----------            -----------

Assets:
  U.S. Government securities, at market (cost $25,593,575 and
     and $13,739,594 in December 31, 2004 and 2003, respectively)            $25,638,997            $13,749,608
  Due from brokers                                                             4,165,004                989,646
  Futures contracts purchased                                                    294,377                583,646
  Futures contracts sold                                                          30,355                     --
  Unrealized appreciation on open forward contracts                            1,801,065              1,196,849
  Cash                                                                           911,222              1,597,546
                                                                             -----------            -----------
     Total assets                                                             32,841,020             18,117,295
                                                                             -----------            -----------
Liabilities:
  Futures contracts sold                                                              --                  8,595
  Unrealized depreciation on open forward contracts                              410,499                231,306
  Advance subscriptions                                                          475,850              1,097,282
  Due to broker                                                                       --                532,552
  Redemption payable                                                                  --                  8,040
  Fees payable                                                                   186,402                 94,731
                                                                             -----------            -----------
     Total liabilities                                                         1,072,751              1,972,506
                                                                             -----------            -----------
     Net assets                                                              $31,768,269            $16,144,789
                                                                             ===========            ===========
Number of shares                                                              21,660.138             12,256.648
Net assets value per share                                                   $  1,466.67            $  1,317.23


See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES A
                       Condensed Schedule of Investments
                               December 31, 2004


                                                                                              PERCENTAGE        MARKET OR
                                                                        FACE VALUE           OF NET ASSETS      UNREALIZED
                                                                       -----------           -------------     ------------

Debt securities United States, at market:
   United States Treasury Bills due June 2, 2005 (cost
      $25,593,575), securities are held in margin
      accounts as collateral for open futures
      and forwards                                                     $25,900,000               80.7%         $ 25,638,997
                                                                                                 ====          ============
Forward contracts, at fair value:
   Unrealized appreciation on forward contracts:
      Currencies                                                                                  1.9%         $    617,030
      Metals                                                                                      3.7             1,184,035
                                                                                                 ----          ------------
         Total unrealized appreciation
            on forward contracts                                                                  5.6             1,801,065
                                                                                                 ----          ------------
   Unrealized depreciation on forward contracts:
      Currencies                                                                                 (0.5)             (147,157)
      Metals                                                                                     (0.8)             (263,342)
                                                                                                 ----          ------------
         Total unrealized depreciation
            on forward contracts                                                                 (1.3)             (410,499)
                                                                                                 ----          ------------
         Total forward contracts, at fair value                                                   4.3%         $  1,390,566
                                                                                                 ====          ============
Futures contracts, at fair value:
   Futures contracts purchased:
      Financial                                                                                   0.3          $     93,025
      Food & Fiber                                                                                0.0*                 (627)
      Grains                                                                                      0.2                60,185
      Indices                                                                                     1.8               559,742
      Livestock                                                                                   0.1                17,540
      Metals                                                                                     (1.4)             (435,488)
                                                                                                 ----          ------------
         Total futures contracts purchased                                                        1.0               294,377
                                                                                                 ----          ------------
   Futures contracts sold:
      Financial                                                                                   0.0*               (8,703)
      Grains                                                                                      0.0*               45,432
      Indices                                                                                     0.1                34,500
      Wood & Rubber                                                                              (0.1)              (40,874)
                                                                                                 ----          ------------
         Total futures contracts sold                                                             0.0                30,355
                                                                                                 ----          ------------
         Total futures contracts, at fair value                                                   1.0%         $    324,732
                                                                                                 ====          ============
Futures and forward contracts by country composition:

   Canada                                                                                         0.5%         $    158,626
   Japan                                                                                          0.6               195,919
   United Kingdom                                                                                 3.7             1,176,366
   United States                                                                                  0.2                82,147
   Other                                                                                          0.3               102,240
                                                                                                 ----          ------------
         Total futures and forward contracts
            by country                                                                            5.3%         $  1,715,298
                                                                                                 ====          ============

* Due to rounding.

See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES A
                       Condensed Schedule of Investments
                               December 31, 2003


                                                                                                PERCENTAGE           MARKET OR
                                                                          FACE VALUE           OF NET ASSETS         UNREALIZED
                                                                          -----------          -------------         -----------

Debt securities United States, at market:
   United States Treasury Bills due May 27, 2004
      (cost $13,739,594), securities are held in margin
      accounts as collateral for open futures
      and forwards                                                        $13,805,000              85.2%             $13,749,608
                                                                                                   ====              ===========
Forward contracts, at fair value:
   Unrealized appreciation on forward contracts:
      Currencies                                                                                    0.9%             $   140,479
      Metals                                                                                        6.5                1,056,370
                                                                                                   ----              -----------
         Total unrealized appreciation
            on forward contracts                                                                    7.4                1,196,849
                                                                                                   ----              -----------
   Unrealized depreciation on forward contracts:
      Currencies                                                                                   (0.4)                 (65,291)
      Metals                                                                                       (1.0)                (166,015)
                                                                                                   ----              -----------
         Total unrealized depreciation
            on forward contracts                                                                   (1.4)                (231,306)
                                                                                                   ----              -----------
         Total forward contracts, at fair value                                                     6.0%             $   965,543
                                                                                                   ====              ===========
Futures contracts, at fair value:
   Futures contracts purchased:
      Energy                                                                                        1.7              $   279,675
      Grains                                                                                        0.1                   17,861
      Indices                                                                                       0.2                   27,189
      Metals                                                                                        1.6                  258,921
                                                                                                   ----              -----------
         Total futures contracts purchased                                                          3.6                  583,646
                                                                                                   ----              -----------
   Futures contracts sold:
      Grains                                                                                       (0.1)                  (9,521)
      Indices                                                                                       0.0*                     926
                                                                                                   ----              -----------
         Total futures contracts sold                                                              (0.1)                  (8,595)
                                                                                                   ----              -----------
         Total futures contracts, at fair value                                                     3.5%             $   575,051
                                                                                                   ====              ===========
Futures and forward contracts by country composition:

   Japan                                                                                            0.4%             $    68,877
   United Kingdom                                                                                   6.0                  977,375
   United States                                                                                    3.1                  494,342
                                                                                                   ----              -----------
         Total futures and forward contracts
            by country                                                                              9.5%             $ 1,540,594
                                                                                                   ====              ===========

* Due to rounding.

See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES A
                            Statements of Operations
                     Years ended December 31, 2004 and 2003


                                                                    2004                     2003
                                                                  -----------             -----------

Investment income, interest                                       $   291,745             $    73,045
                                                                  -----------             -----------
Expenses:
  Management fee                                                      451,601                 166,849
  Organization and offering expenses                                  244,109                  90,189
  Operating expenses                                                   36,616                  13,528
  Selling commission                                                  976,433                 360,755
  Incentive fee                                                       651,950                 226,783
  Brokerage commissions                                               907,482                 420,816
  Other                                                                45,465                  19,997
                                                                  -----------             -----------
    Total expenses                                                  3,313,656               1,298,917
                                                                  -----------             -----------
    Net investment loss                                            (3,021,911)             (1,225,872)
                                                                  -----------             -----------
Realized and unrealized gain on investments:

  Net realized gain on futures and forward contracts                5,753,291               1,867,602
  Net change in unrealized appreciation on futures and
    forward contracts                                                 174,704               1,472,256
                                                                  -----------             -----------
    Net gain on investments                                         5,927,995               3,339,858
                                                                  -----------             -----------
    Net increase in net assets from operations                    $ 2,906,084             $ 2,113,986
                                                                  ===========             ===========


See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES A
                      Statements of Changes in Net Assets
                     Years ended December 31, 2004 and 2003


                                                                    2004                       2003
                                                                  ------------             ------------

Net increase in net assets from operations:

  Net investment loss                                             $ (3,021,911)            $ (1,225,872)
  Net realized gain on futures and forward contracts                 5,753,291                1,867,602
  Net change in unrealized appreciation on futures and
    forward contracts                                                  174,704                1,472,256
                                                                  ------------             ------------
    Net increase in net assets from operations                       2,906,084                2,113,986
Capital share transactions:
  Issuance of shares                                                15,308,393               13,267,146
  Redemption of shares                                              (2,590,997)                (452,778)
                                                                  ------------             ------------
    Net increase in net assets from capital
      share transactions                                            12,717,396               12,814,368
                                                                  ------------             ------------
    Net increase in net assets                                      15,623,480               14,928,354
Net assets, beginning of year                                       16,144,789                1,216,435
                                                                  ------------             ------------
Net assets, end of year                                           $ 31,768,269             $ 16,144,789
                                                                  ============             ============
Shares, beginning of year                                           12,256.648                1,110.275
Issuance of shares                                                  11,395.938               11,558.690
Redemption of shares                                                (1,992.448)                (412.317)
                                                                  ------------             ------------
Shares, end of year                                                 21,660.138               12,256.648
                                                                  ============             ============


See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES A
                            Statements of Cash Flows
                     Years ended December 31, 2004 and 2003


                                                                               2004                      2003
                                                                            ------------             ------------

Cash flows from operating activities:
  Net increase in net assets from operations                                $  2,906,084             $  2,113,986
  Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
    Changes in operating assets and liabilities:
      U.S. Government securities                                             (11,889,389)             (12,804,510)
      Due from brokers                                                        (3,175,358)                (173,239)
      Futures contracts purchased                                                289,269                 (503,759)
      Unrealized appreciation on open forward contracts                         (604,216)              (1,195,863)
      Futures contracts sold                                                     (38,950)                   3,704
      Unrealized depreciation on open forward contracts                          179,193                  223,662
      Due to brokers                                                            (532,552)                 532,552
      Fees payable                                                                91,671                   51,437
                                                                            ------------             ------------
        Net cash used in operating activities                                (12,774,248)             (11,752,030)
                                                                            ------------             ------------
Cash flows from financing activities:

      Subscriptions, net of change in advance subscriptions                   14,686,961               13,391,683
      Redemptions, net of redemption payable                                  (2,599,037)                (444,738)
                                                                            ------------             ------------
        Net cash provided by financing activities                             12,087,924               12,946,945
                                                                            ------------             ------------
        Net increase in cash                                                    (686,324)               1,194,915
Cash, beginning of year                                                        1,597,546                  402,631
                                                                            ------------             ------------
Cash, end of year                                                           $    911,222             $  1,597,546
                                                                            ============             ============
Supplemental disclosure of noncash financing activities:

      2004 contributions received in 2003                                   $  1,097,282
      2003 contributions received in 2002                                                            $    972,745
      Redemptions payable                                                                            $      8,040


See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES B
                      Statements of Assets and Liabilities
                           December 31, 2004 and 2003


                                                                            2004                   2003
                                                                         -----------            -----------

Assets:
  U.S. Government securities, at market (cost $32,907,267 and
     $17,392,760 in December 31, 2004 and 2003, respectively)            $32,964,488            $17,405,163
  Due from brokers                                                         6,206,789              3,187,377
  Futures contracts purchased                                                503,878              1,030,282
  Futures contracts sold                                                      53,415                     --
  Unrealized appreciation on open forward contracts                        3,433,661              2,176,599
  Cash                                                                     1,826,691                854,910
                                                                         -----------            -----------
     Total assets                                                         44,988,922             24,654,331
                                                                         -----------            -----------
Liabilities:
  Futures contracts sold                                                          --                 15,398
  Unrealized depreciation on open forward contracts                          976,707                436,869
  Advance subscriptions                                                    1,288,630                920,395
  Due to broker                                                                   --              1,006,857
  Redemption payable                                                              --                  8,152
  Fees payable                                                               249,221                129,889
                                                                         -----------            -----------
     Total liabilities                                                     2,514,558              2,517,560
                                                                         -----------            -----------
     Net assets                                                          $42,474,364            $22,136,771
                                                                         ===========            ===========
Number of shares                                                          24,547.544             14,945.226
Net assets value per share                                               $  1,730.29            $  1,481.19


See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES B
                       Condensed Schedule of Investments
                               December 31, 2004


                                                                                               PERCENTAGE            MARKET OR
                                                                    FACE VALUE               OF NET ASSETS          UNREALIZED
                                                                    -----------              -------------         -----------

Debt securities United States, at market:
  United States Treasury Bills due June 2, 2005
    (cost $32,907,267), securities are held in margin
    accounts as collateral for open futures
    and forwards                                                    $33,300,000                  77.6%             $32,964,488
                                                                                                 ====              ===========

Forward contracts, at fair value:
  Unrealized appreciation on forward contracts:

    Currencies                                                                                    2.7%             $ 1,160,542
    Metals                                                                                        5.4                2,273,119
                                                                                                 ----              -----------
      Total unrealized appreciation
        on forward contracts                                                                      8.1                3,433,661
                                                                                                 ----              -----------
  Unrealized depreciation on forward contracts:
    Currencies                                                                                   (0.7)                (277,021)
    Metals                                                                                       (1.6)                (699,686)
                                                                                                 ----              -----------
      Total unrealized depreciation
        on forward contracts                                                                     (2.3)                (976,707)
                                                                                                 ----              -----------
      Total forward contracts, at fair value                                                      5.8%             $ 2,456,954
                                                                                                 ====              ===========
Futures contracts, at fair value:
  Futures contracts purchased:
    Financial                                                                                     0.3              $   136,558
    Food & Fiber                                                                                  0.0*                  (1,143)
    Grains                                                                                        0.2                  109,485
    Indices                                                                                       2.5                1,051,088
    Livestock                                                                                     0.0*                  30,900
    Metals                                                                                       (1.9)                (823,010)
                                                                                                 ----              -----------
      Total futures contracts purchased                                                           1.1                  503,878
                                                                                                 ----              -----------
  Futures contracts sold:
    Financial                                                                                     0.0*                 (16,281)
    Grains                                                                                        0.2                   80,231
    Indices                                                                                       0.2                   64,500
    Wood & Rubber                                                                                (0.2)                 (75,035)
                                                                                                 ----              -----------
      Total futures contracts sold                                                                0.2                   53,415
                                                                                                 ----              -----------
      Total futures contracts, at fair value                                                      1.3%             $   557,293
                                                                                                 ====              ===========
Futures and forward contracts by country composition:
  Canada                                                                                          0.7%             $   291,605
  Japan                                                                                           0.8                  360,659
  United Kingdom                                                                                  4.8                2,026,818
  United States                                                                                   0.4                  155,681
  Other                                                                                           0.4                  179,484
                                                                                                 ----              -----------
      Total futures and forward contracts
        by country                                                                                7.1%             $ 3,014,247
                                                                                                 ====              ===========


* Due to rounding.

See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES B
                       Condensed Schedule of Investments
                               December 31, 2003


                                                                                              PERCENTAGE             MARKET OR
                                                                      FACE VALUE             OF NET ASSETS          UNREALIZED
                                                                      -----------            -------------         -----------

Debt securities United States, at market:
  United States Treasury Bills due May 27, 2004
    (cost $17,392,760), securities are held in margin
    accounts as collateral for open futures
    and forwards                                                      $17,475,000                78.6%             $17,405,163
                                                                                                 ====              ===========
Forward contracts, at fair value:

  Unrealized appreciation on forward contracts:

    Currencies                                                                                    1.2%             $   267,624
    Metals                                                                                        8.6                1,908,975
                                                                                                 ----              -----------
      Total unrealized appreciation
        on forward contracts                                                                      9.8                2,176,599
                                                                                                 ----              -----------
  Unrealized depreciation on forward contracts:
    Currencies                                                                                   (0.6)                (127,939)
    Metals                                                                                       (1.4)                (308,930)
                                                                                                 ----              -----------
      Total unrealized depreciation
        on forward contracts                                                                     (2.0)                (436,869)
                                                                                                 ----              -----------
      Total forward contracts, at fair value                                                      7.8%             $ 1,739,730
                                                                                                 ====              ===========
Futures contracts, at fair value:
  Futures contracts purchased:
    Energy                                                                                        2.2              $   485,012
    Grains                                                                                        0.2                   34,904
    Indices                                                                                       0.2                   48,460
    Metals                                                                                        2.1                  461,906
                                                                                                 ----              -----------
      Total futures contracts purchased                                                           4.7                1,030,282
                                                                                                 ----              -----------
  Futures contracts sold:
    Grains                                                                                       (0.1)                 (17,045)
    Indices                                                                                       0.0*                   1,647
                                                                                                 ----              -----------
      Total futures contracts sold                                                               (0.1)                 (15,398)
                                                                                                 ----              -----------
      Total futures contracts, at fair value                                                      4.6%             $ 1,014,884
                                                                                                 ====              ===========
Futures and forward contracts by country composition:
  Japan                                                                                           0.5%             $   108,030
  United Kingdom                                                                                  7.9                1,755,449
  United States                                                                                   4.0                  891,135
                                                                                                 ----              -----------
      Total futures and forward contracts
        by country                                                                               12.4%             $ 2,754,614
                                                                                                 ====              ===========


* Due to rounding.

See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES B
                            Statements of Operations
                     Years ended December 31, 2004 and 2003


                                                                    2004                       2003
                                                                  ------------             -----------

Investment income, interest                                       $    376,469             $    99,890
                                                                  ------------             -----------
Expenses:
  Management fee                                                       606,117                 235,286
  Organization and offering expenses                                   327,631                 127,182
  Operating expenses                                                    49,145                  19,077
  Selling commission                                                 1,310,521                 508,727
  Incentive fee                                                      1,158,857                 486,682
  Brokerage commissions                                              1,702,193                 769,895
  Other                                                                 81,955                  11,915
                                                                  ------------             -----------
     Total expenses                                                  5,236,419               2,158,764
                                                                  ------------             -----------
     Net investment loss                                            (4,859,950)             (2,058,874)
                                                                  ------------             -----------
Realized and unrealized gain on investments:

  Net realized gain on futures and forward contracts                10,178,977               3,065,723
  Net change in unrealized appreciation on futures and
    forward contracts                                                  259,633               2,562,594
                                                                  ------------             -----------
     Net gain on investments                                        10,438,610               5,628,317
                                                                  ------------             -----------
     Net increase in net assets from operations                   $  5,578,660             $ 3,569,443
                                                                  ============             ===========


See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES B
                      Statements of Changes in Net Assets
                     Years ended December 31, 2004 and 2003


                                                                      2004                      2003
                                                                   ------------             ------------

Net increase in net assets from operations:

   Net investment loss                                             $ (4,859,950)            $ (2,058,874)
   Net realized gain on futures and forward contracts                10,178,977                3,065,723
   Net change in unrealized appreciation on futures and
      forward contracts                                                 259,633                2,562,594
                                                                   ------------             ------------
      Net increase in net assets from operations                      5,578,660                3,569,443
Capital share transactions:
   Issuance of shares                                                18,893,934               17,715,452
   Redemption of shares                                              (4,135,001)              (1,345,105)
                                                                   ------------             ------------
      Net increase in net assets from capital
         share transactions                                          14,758,933               16,370,347
                                                                   ------------             ------------
      Net increase in net assets                                     20,337,593               19,939,790
Net assets, beginning of year                                        22,136,771                2,196,981
                                                                   ------------             ------------
Net assets, end of year                                            $ 42,474,364             $ 22,136,771
                                                                   ============             ============
Shares, beginning of year                                            14,945.226                1,894.331
Issuance of shares                                                   12,425.604               14,228.020
Redemption of shares                                                 (2,823.286)              (1,177.125)
                                                                   ------------             ------------
Shares, end of year                                                  24,547.544               14,945.226
                                                                   ============             ============


See accompanying notes to financial statements.

                      QUADRIGA SUPERFUND, L.P. - SERIES B
                            Statements of Cash Flows
                     Years ended December 31, 2004 and 2003


                                                                               2004                      2003
                                                                            ------------             ------------

Cash flows from operating activities:
  Net increase in net assets from operations                                $  5,578,660             $  3,569,443
  Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
    Changes in operating assets and liabilities:

      U.S. Government securities                                             (15,559,325)             (15,862,966)
      Due from brokers                                                        (3,019,412)              (2,034,815)
      Futures contracts purchased                                                526,404                 (806,997)
      Unrealized appreciation on open forward contracts                       (1,257,062)              (2,169,037)
      Futures contracts sold                                                     (68,813)                   2,425
      Unrealized depreciation on open forward contracts                          539,838                  411,015
      Due to brokers                                                          (1,006,857)               1,006,857
      Fees payable                                                               119,332                    5,179
                                                                            ------------             ------------
        Net cash used in operating activities                                (14,147,235)             (15,878,896)
                                                                            ------------             ------------
Cash flows from financing activities:
  Subscriptions, net of change in advance subscriptions                       19,262,169               17,674,079
  Redemptions, net of redemption payable                                      (4,143,153)              (1,336,953)
                                                                            ------------             ------------
        Net cash provided by financing activities                             15,119,016               16,337,126
                                                                            ------------             ------------
        Net increase in cash                                                     971,781                  458,230
Cash, beginning of year                                                          854,910                  396,680
                                                                            ------------             ------------
Cash, end of year                                                           $  1,826,691             $    854,910
                                                                            ============             ============
Supplemental disclosure of noncash financing activities:

  2004 contributions received in 2003                                       $    920,395
  2003 contributions received in 2002                                                                $     91,768
  Redemptions payable                                                                                $      8,152


See accompanying notes to financial statements.

                QUADRIGA SUPERFUND, L.P. - SERIES A AND SERIES B
                         Notes to Financial Statements
                           December 31, 2004 and 2003

(1)      NATURE OF OPERATIONS

         ORGANIZATION AND BUSINESS

         Quadriga Superfund, L.P. (the Fund), a Delaware Limited Partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (U.S.) and International commodity equity markets using a strategy developed by Quadriga Capital Management, Inc., the General Partner and Trading Manager of the Fund. The Fund has issued two classes of Units, Series A and Series B. The two Series will be traded and managed the same way except for the degree of leverage.

         The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the General Partner or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.

(2)      SIGNIFICANT ACCOUNTING POLICIES

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

                  Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Funds will be valued at published settlement prices or at dealers' quotes.

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

         (D)      INCOME TAXES

                  The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund's income or loss on their returns. The financial statements reflect the Fund's transactions without adjustment, if any, required for income tax purposes.

         (E)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.

(3)      DUE FROM/TO BROKERS

         Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities.

         In the normal course of business, all of the Fund's marketable securities transactions, money balances, and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. The General Partner monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

(4)      ALLOCATION OF NET PROFITS AND LOSSES

         In accordance with the Limited Partnership Agreement, net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

         Advance subscriptions represent cash received prior to December 31, 2004 for contributions of the subsequent month and do not participate in the earnings of the Fund until January 1, 2005.

(5)      RELATED PARTY TRANSACTIONS

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

         The General Partner will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation of net asset value without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

(6)      FINANCIAL HIGHLIGHTS

         Financial highlights for the period January 1, 2004 through December 31, 2004 are as follows:


                                                                   SERIES A               SERIES B
                                                                   ---------              --------

         Total return:
           Total return before incentive fees                           13.6%                 20.0%
           Incentive fees                                               (2.3)                 (3.2)
                                                                   ---------              --------
             Total return after incentive fees                          11.3%                 16.8%
                                                                   =========              ========
         Ratio to average partners' capital:

           Operating expenses before incentive fees                     10.8%                 12.4%
           Incentive fees                                                2.7                   3.6
                                                                   ---------              --------
             Total expenses                                             13.5%                 16.0%
                                                                   =========              ========
         Net investment loss                                            12.3%                 14.8%
         Net assets value per unit, beginning of period            $1,317.23              1,481.19
         Net investment income                                       (179.76)              (244.77)
         Net gain on investments                                      329.20                493.87
                                                                   ---------              --------
         Net asset value per unit, end of period                   $1,466.67              1,730.29
                                                                   =========              ========


         Financial highlights are calculated for each series taken as a whole. An individual partner's return and ratios may vary based on the timing of capital transactions.

(7)      FINANCIAL INSTRUMENT RISK

         In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term "off balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures, and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (OTC). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counter party to an OTC contract.

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

         Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counter party to the transactions. The Fund's risk of loss in the event of counter party default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund's assets are ADM Investor Services Inc., FIMAT USA Inc., Bear, Stearns and Co. Inc., Barclays Capital Inc., and Man Financial.

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

         The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

(8)      SUBSCRIPTIONS AND REDEMPTIONS

         Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to HSBC Bank USA (the Escrow Agent). Subscriptions must be accepted or rejected by Quadriga Capital Management, Inc. within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or subscription funds returned. The Escrow Agent will invest the subscription funds in short-term United States Treasury bills or comparable authorized instruments while held in escrow.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2005.


                                        QUADRIGA SUPERFUND, L.P.
                                             (Registrant)

                                        By: QUADRIGA CAPITAL MANAGEMENT, INC.
                                        General Partner

                                        By: /s/ Christian Baha
                                            -----------------------------------
                                            Christian Baha
                                            President and Chief Executive
                                            Officer

                                 EXHIBIT INDEX


Exhibit No.      Description of Document                                           Page No.
-----------      -----------------------                                           --------
31.1             Certification by Chief Executive Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002                               42

32.1             Certification by Chief Executive Officer Pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002                               43

31.2             Certification by Chief Financial Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002                               44

32.2             Certification by Chief Financial Officer Pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002                               45