Form 10-Q
period 2005-03-31
QUADRIGA SUPERFUND
filed 2005-05-16
CIK 1168990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to_____________________

Commission File number: 333-88460

                            QUADRIGA SUPERFUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

      Delaware                                           98-0375395
----------------------                      ------------------------------------
(State of Organization)                     (IRS Employer Identification Number)

Le Marquis Complex, Unit 5
P.O. Box 1479
Grand Anse
St. George's, Grenada
West Indies                                                N/A
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

(473) 439-2418
----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                     Total number of Pages: 31 plus exhibits

                         PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

The following financial statements of Quadriga Superfund, L.P. - Series A are included in Item 1:

                                                                                                 Page
                                                                                                 ----
FINANCIAL STATEMENTS

    Statement of Assets and Liabilities as of March 31, 2005 (unaudited)
    and December 31, 2004                                                                          3

    Condensed Schedule of Investments as of March 31, 2005 (unaudited)                             4

    Condensed Schedule of Investments as of December 31, 2004                                      6

    Statement of Operations for the three months ended March 31, 2005 and
    March 31, 2004 (unaudited)                                                                     8

    Statement of Changes in Net Assets for the three months ended March 31, 2005 and
    March 31, 2004 (unaudited)                                                                     9

    Statement of Cash Flows for the three months ended March 31, 2005 and
    March 31, 2004 (unaudited)                                                                    10

The following financial statements of Quadriga Superfund, L.P. - Series B are included in Item 1:

                                                                                                 Page
                                                                                                 ----
FINANCIAL STATEMENTS

  Statement of Assets and Liabilities as of March 31, 2005 (unaudited)
  and December 31, 2004                                                                           11

  Condensed Schedule of Investments as of March 31, 2004 (unaudited)                              12

  Condensed Schedule of Investments as of December 31, 2004                                       14

  Statements of Operations for the three months ended March 31, 2005 and March 31, 2004
  (unaudited)                                                                                     16

  Statement of Changes in Net Assets for the three months ended March 31, 2005 and
  March 31, 2004 (unaudited)                                                                      17

  Statement of Cash Flows for the three months ended March 31, 2005 and March 31, 2004
  (unaudited)                                                                                     18

NOTES TO SERIES A AND SERIES B UNAUDITED FINANCIAL STATEMENTS DATED MARCH 31, 2005
(UNAUDITED)                                                                                       19

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF ASSETS AND LIABILITIES
MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

                                                             MARCH 31, 2005     DECEMBER 31, 2004
                                                             --------------     -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
    cost $26,538,638 and $25,593,575 as of
    March 31, 2005 and December 31, 2004                     $   26,538,638     $      25,638,997

DUE FROM BROKERS                                                  3,326,672             4,165,004

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS                 1,050,703             1,801,065

FUTURES CONTRACTS PURCHASED                                       2,490,518               294,377

FUTURES CONTRACTS SOLD                                              395,301                30,355

CASH                                                                981,243               911,222
                                                             --------------     -----------------

     Total assets                                                34,783,075            32,841,020
                                                             --------------     -----------------

LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS                 1,516,874               410,499

ADVANCE SUBSCRIPTIONS                                             1,266,980               475,850

FEES PAYABLE                                                        194,498               186,402
                                                             --------------     -----------------

     Total liabilities                                            2,978,352             1,072,751
                                                             --------------     -----------------

NET ASSETS                                                   $   31,804,723     $      31,768,269
                                                             --------------     -----------------

NUMBER OF SHARES                                                 22,267.808            21,660.138

NET ASSETS VALUE PER SHARE                                   $     1,428.28     $        1,466.67
                                                             --------------     -----------------

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2005 (UNAUDITED)

                                                                                    PERCENTAGE OF     MARKET OR
                                                                FACE VALUE            NET ASSETS      FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
      United States Treasury Bills due June 2, 2005
      (cost $26,538,638), securities are held in margin
      accounts as collateral for open futures and
      forwards                                                 $ 29,920,000              83.4%       $ 26,538,638
                                                                                         ----        ------------

FORWARD CONTRACTS, AT FAIR VALUE
   UNREALIZED APPRECIATION ON FORWARD CONTRACTS
      CURRENCIES                                                                          0.2%       $     64,138
      METALS                                                                              3.1             986,565
                                                                                         ----        ------------
        Total unrealized appreciation on forward
        contracts                                                                         3.3           1,050,703
                                                                                         ----        ------------

   UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
      CURRENCIES                                                                         (2.3)           (717,706)
      METALS                                                                             (2.5)           (799,168)
                                                                                         ----        ------------
        Total unrealized depreciation on forward
        contracts                                                                        (4.8)         (1,516,874)
                                                                                         ----        ------------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                   (1.5)%      $   (466,171)
                                                                                         ----        ------------

FUTURES CONTRACTS, AT FAIR VALUE
   FUTURES CONTRACTS PURCHASED
      CURRENCY                                                                           (0.0)*      $     (4,720)
      ENERGY                                                                              6.6           2,111,403
      FINANCIAL                                                                           0.3              98,222
      FOOD & FIBER                                                                       (0.0)*            (4,634)
      GRAINS                                                                             (0.0)*            (6,750)
      INDICES                                                                             0.7             208,997
      LIVESTOCK                                                                           0.1              18,620
      METALS                                                                              0.2              69,380
                                                                                         ----        ------------
        Total futures contracts purchased                                                 7.9           2,490,518
                                                                                         ----        ------------

   FUTURES CONTRACTS SOLD
      CURRENCY                                                                            1.4             460,906
      FINANCIAL                                                                          (0.2)            (53,100)
      GRAINS                                                                              0.0*                125
      INDICES                                                                             0.0*                630
      LIVESTOCK                                                                           0.0*            (13,260)
                                                                                         ----        ------------
        Total futures contracts sold                                                      1.2             395,301
                                                                                         ----        ------------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                    9.1%       $  2,885,819
                                                                                         ----        ------------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
    JAPAN                                                                                 2.4%       $    761,245
    UNITED KINGDOM                                                                       (0.6)           (201,991)
    UNITED STATES                                                                         7.3           2,323,180
    OTHER                                                                                (1.5)           (462,786)
                                                                                         ----        ------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                            7.6%       $  2,419,648
                                                                                         ----        ------------

* Due to rounding

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004

                                                                                         PERCENTAGE OF      MARKET OR
                                                                    FACE VALUE             NET ASSETS      FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
         United States Treasury Bills due June 2, 2005
         (cost $25,593,575), securities are held in margin
         accounts as collateral for open futures and forwards       $25,900,000               80.7%       $ 25,638,997
                                                                                              ----        ------------

FORWARD CONTRACTS, AT FAIR VALUE
     UNREALIZED APPRECIATION ON FORWARD CONTRACTS
         CURRENCIES                                                                            1.9%       $    617,030
         METALS                                                                                3.7           1,184,035
                                                                                              ----        ------------
              Total unrealized appreciation on forward contracts                               5.6           1,801,065
                                                                                              ----        ------------

     UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
         CURRENCIES                                                                           (0.5)           (147,157)
         METALS                                                                               (0.8)           (263,342)
                                                                                              ----        ------------
              Total unrealized depreciation on forward contracts                              (1.3)           (410,499)
                                                                                              ----        ------------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                         4.3%       $  1,390,566
                                                                                              ----        ------------

FUTURES CONTRACTS, AT FAIR VALUE
     FUTURES CONTRACTS PURCHASED
         FINANCIAL                                                                             0.3        $     93,025
         FOOD & FIBER                                                                          0.0*               (627)
         GRAINS                                                                                0.2              60,185
         INDICES                                                                               1.8             559,742
         LIVESTOCK                                                                             0.1              17,540
         METALS                                                                               (1.4)           (435,488)
                                                                                              ----        ------------
              Total futures contracts purchase                                                 1.0             294,377
                                                                                              ----        ------------

     FUTURES CONTRACTS SOLD
         FOOD & FIBER                                                                          0.0*             (8,703)
         GRAINS                                                                                0.0*             45,432
         INDICES                                                                               0.1              34,500
         WOOD & RUBBER                                                                        (0.1)            (40,874)
                                                                                              ----        ------------
              Total futures contracts sold                                                     0.0              30,355
                                                                                              ----        ------------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                         1.0%       $    324,732
                                                                                              ----        ------------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
     CANADA                                                                                    0.5%       $    158,626
     JAPAN                                                                                     0.6             195,919
     UNITED KINGDOM                                                                            3.7           1,176,366
     UNITED STATES                                                                             0.2              82,147
     OTHER                                                                                     0.3             102,240
                                                                                               ---        ------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                 5.3%       $  1,715,298
                                                                                               ---        ------------

* Due to rounding

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF OPERATIONS
(UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   2005          2004
                                                                               ------------  ------------
INVESTMENT INCOME, interest                                                    $    168,028  $     42,018
                                                                               ------------  ------------
EXPENSES
       Management fee                                                               137,859        92,878
       Organization and offering expenses                                            74,518        50,204
       Operating expenses                                                            11,178         7,530
       Selling commission                                                           298,075       200,816
       Incentive fee                                                                      -       651,950
       Brokerage commissions                                                        387,384       193,869
       Other                                                                            884        10,127
                                                                               ------------  ------------

                Total expenses                                                      909,898     1,207,374
                                                                               ------------  ------------

NET INVESTMENT LOSS                                                                (741,870)   (1,165,356)
                                                                               ------------  ------------

REALIZED AND UNREALIZED GAIN
(LOSS) ON INVESTMENTS
       Net realized gain (loss) on futures
            and forward contracts                                                  (719,290)    2,522,451
       Net change in unrealized
            appreciation or depreciation
            on futures and forward contracts                                        704,350       911,814
                                                                               ------------  ------------

NET GAIN (LOSS) ON INVESTMENTS                                                      (14,940)    3,434,265
                                                                               ------------  ------------

NET INCREASE (DECREASE) IN
       NET ASSETS FROM OPERATIONS                                              $   (756,810) $  2,268,909
                                                                               ------------  ------------

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                       2005                 2004
                                                                   -------------        ------------
INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS
   Net investment loss                                             $    (741,870)       $ (1,165,356)
   Net realized gain (loss) on futures and forward
     contracts                                                          (719,290)          2,522,451
   Net change in unrealized appreciation or depreciation
     on futures and forward contracts                                    704,350             911,814
                                                                   -------------        ------------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                   (756,810)          2,268,909

CAPITAL SHARE TRANSACTIONS
   Issuance of shares                                                  2,047,052           3,798,413
   Redemption of shares                                               (1,253,788)           (872,389)
                                                                   -------------        ------------

NET INCREASE IN NET ASSETS FROM CAPITAL SHARE
TRANSACTIONS                                                             793,264           2,926,024

NET INCREASE IN NET ASSETS                                                36,454           5,194,933

NET ASSETS, beginning of period                                       31,768,269          16,144,789
                                                                   -------------        ------------

NET ASSETS, end of period                                          $  31,804,723        $ 21,339,722
                                                                   -------------        ------------

SHARES, beginning of period                                           21,660.138          12,256.648
ISSUANCE OF SHARES                                                     1,492.170           2,745.168
REDEMPTION OF SHARES                                                    (884.500)           (664.787)
                                                                   -------------        ------------

SHARES, end of period                                                 22,267.808          14,337.029
                                                                   -------------        ------------

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                                       2005               2004
                                                                                   -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net increase in net assets from operations                                  $    (756,810)     $  2,268,909
       Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
            Changes in operating assets and liabilities:
                US Government securities                                                (899,641)       (4,463,402)
                Due from/to brokers                                                      838,332          (285,871)
                Unrealized appreciation on open forward contracts                        750,362           618,837
                Futures contracts purchased                                           (2,196,141)       (1,749,918)
                Unrealized depreciation on open forward contracts                      1,106,375           217,860
                Futures contracts sold                                                  (364,946)            1,407
                Due to brokers                                                                 -           240,386
                Fees payable                                                               8,096            30,481
                                                                                   -------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (1,514,373)       (3,121,311)
                                                                                   -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Subscriptions, net of change in advance subscriptions                           2,838,182         5,784,877
       Redemptions, net of redemption payable                                         (1,253,788)         (880,429)
                                                                                   -------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              1,584,394         4,904,448
                                                                                   -------------      ------------

NET INCREASE IN CASH                                                                      70,021         1,783,137

CASH, beginning of period                                                                911,222         1,597,546
                                                                                   -------------      ------------

CASH, end of period                                                                $     981,243      $  3,380,683
                                                                                   -------------      ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
       2004 subscriptions received in 2003                                                            $  1,097,282
                                                                                                      ------------

       2005 subscriptions received in 2004                                         $     475,850
                                                                                   -------------

       Redemption payable                                                          $           -      $     (8,040)
                                                                                   -------------      ------------

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF ASSETS AND LIABILITIES
MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

                                                                  MARCH 31, 2005     DECEMBER 31, 2004
                                                                  --------------     -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
       cost $ 35,397,252 and $32,907,267 as of
       March 31, 2005 and December 31, 2004                       $   35,397,252     $      32,964,488

DUE FROM BROKERS                                                       3,851,194             6,206,789

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS                      1,763,975             3,433,661

FUTURES CONTRACTS PURCHASED                                            4,467,325               503,878

FUTURES CONTRACTS SOLD                                                   749,440                53,415

CASH                                                                   1,240,739             1,826,691
                                                                  --------------     -----------------

                Total assets                                          47,469,925            44,988,922
                                                                  --------------     -----------------

LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS                      2,700,024               976,707

ADVANCE SUBSCRIPTIONS                                                  1,881,827             1,288,630

REDEMPTION PAYABLE                                                       122,999                     -

FEES PAYABLE                                                             125,357               249,221
                                                                  --------------     -----------------

                Total liabilities                                      4,830,207             2,514,558
                                                                  --------------     -----------------

NET ASSETS                                                        $   42,639,718     $      42,474,364
                                                                  --------------     -----------------

NUMBER OF SHARES                                                      25,631.980            24,547.544

NET ASSETS VALUE PER SHARE                                        $     1,663.54     $        1,730.29
                                                                  --------------     -----------------

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2005 (UNAUDITED)

                                                                                         PERCENTAGE OF     MARKET OR
                                                                         FACE VALUE        NET ASSETS      FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
         United States Treasury Bills due June 2, 2005
         (cost $35,397,252), securities are held in margin
         accounts as collateral for open futures and forwards           $ 35,550,000         83.0%        $ 35,397,252
                                                                                             ----         ------------

FORWARD CONTRACTS, AT FAIR VALUE
     UNREALIZED APPRECIATION ON FORWARD CONTRACTS
         METALS                                                                               4.1%        $  1,763,975
                                                                                             ----         ------------
              Total unrealized appreciation on forward contracts                              4.1            1,763,975
                                                                                             ----         ------------

     UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
         CURRENCIES                                                                          (2.8)          (1,186,882)
         METALS                                                                              (3.5)          (1,513,142)
                                                                                             ----         ------------
              Total unrealized depreciation on forward contracts                             (6.3)          (2,700,024)
                                                                                             ----         ------------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                       (2.2)%       $   (936,049)
                                                                                             ----         ------------

FUTURES CONTRACTS, AT FAIR VALUE
     FUTURES CONTRACTS PURCHASED
         CURRENCY                                                                             0.0*        $     (8,460)
         ENERGY                                                                               9.0            3,846,359
         FINANCIAL                                                                            0.4              157,729
         FOOD & FIBER                                                                         0.0*             (11,067)
         GRAINS                                                                               0.0*             (11,113)
         INDICES                                                                              0.8              336,594
         LIVESTOCK                                                                            0.1               33,160
         METALS                                                                               0.3              124,123
                                                                                             ----         ------------
              Total futures contracts purchased                                              10.6            4,467,325
                                                                                             ----         ------------

     FUTURES CONTRACTS SOLD
         CURRENCY                                                                             1.9              826,131
         FINANCIAL                                                                           (0.2)             (96,888)
         GRAINS                                                                               0.0*                  13
         INDICES                                                                              0.1               43,974
         LIVESTOCK                                                                           (0.1)             (23,790)
                                                                                             ----         ------------
              Total futures contracts sold                                                    1.7              749,440
                                                                                             ----         ------------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                       12.3%        $  5,216,765
                                                                                             ----         ------------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
     JAPAN                                                                         3.3%        $  1,392,571
     UNITED KINGDOM                                                               (0.6)            (243,303)
     UNITED STATES                                                                 7.7            3,296,886
     OTHER                                                                        (0.4)            (165,438)
                                                                                  ----         ------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                    10.0%        $  4,280,716
                                                                                  ----         ------------

* DUE TO ROUNDING

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004

                                                                          PERCENTAGE OF   MARKET OR
                                                            FACE VALUE     NET ASSETS    FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
     United States Treasury Bills due June 2, 2005
     (cost $32,907,267), securities are held in margin
     accounts as collateral for open futures and forwards  $  33,300,000     77.6%       $32,964,488
                                                                             ----        -----------

FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                               2.7%       $ 1,160,542
     METALS                                                                   5.4          2,273,119
                                                                             ----        -----------
       Total unrealized appreciation on
          forward contracts                                                   8.1          3,433,661
                                                                             ----        -----------

  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
     CURRENCIES                                                              (0.7)          (277,021)
     METALS                                                                  (1.6)          (699,686)
                                                                             ----        -----------
       Total unrealized depreciation on
          forward contracts                                                  (2.3)          (976,707)
                                                                             ----        -----------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                        5.8%       $ 2,456,954
                                                                             ----        -----------

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     FINANCIAL                                                                0.3        $   136,558
     FOOD & FIBER                                                             0.0*            (1,143)
     GRAINS                                                                   0.2            109,485
     INDICES                                                                  2.5          1,051,088
     LIVESTOCK                                                                0.0*            30,900
     METALS                                                                  (1.9)          (823,010)
                                                                             ----        -----------
       Total futures contracts purchased                                      1.1            503,878
                                                                             ----        -----------

  FUTURES CONTRACTS SOLD
     FOOD & FIBER                                                             0.0*           (16,281)
     Grains                                                                   0.2             80,231
     INDICES                                                                  0.2             64,500
     WOOD & RUBBER                                                           (0.2)           (75,035)
                                                                             ----        -----------
       Total futures contracts sold                                           0.2             53,415
                                                                             ----        -----------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                        1.3%       $   557,293
                                                                             ----        -----------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
  CANADA                                                                      0.7%       $   291,605
  JAPAN                                                                       0.8            360,659
  UNITED KINGDOM                                                              4.8          2,026,818
  UNITED STATES                                                               0.4            155,681
  OTHER                                                                       0.4            179,484
                                                                             ----        -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                7.1%       $ 3,014,247
                                                                             ----        -----------

* Due to rounding

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                       2005           2004
                                                                                  -------------   ------------
INVESTMENT INCOME, interest                                                       $     214,765   $     58,125
                                                                                  -------------   ------------

EXPENSES
   Management fee                                                                       180,070        132,808
   Organization and offering expenses                                                    97,336         71,788
   Operating expenses                                                                    14,600         10,768
   Selling commission                                                                   389,341        287,153
   Incentive fee                                                                              -      1,158,857
   Brokerage commissions                                                                516,752        383,327
   Other                                                                                    607         19,036
                                                                                  -------------   ------------

        Total expenses                                                                1,198,706      2,063,737
                                                                                  -------------   ------------

NET INVESTMENT LOSS                                                                    (983,941)    (2,005,612)
                                                                                  -------------   ------------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS
   Net realized gain (loss) on futures and forward contracts                         (1,801,145)     4,608,121
   Net change in unrealized appreciation on futures and forward contracts             1,266,469      2,073,447
                                                                                  -------------   ------------

NET GAIN (LOSS) ON INVESTMENTS                                                         (534,676)     6,681,568
                                                                                  -------------   ------------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS                             $  (1,518,617)  $  4,675,956
                                                                                  -------------   ------------

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                     2005           2004
                                                                 -----------    -----------
INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS
   Net investment loss                                              (983,941)    (2,005,612)
   Net realized gain (loss) on futures and forward contracts      (1,801,145)     4,608,121
   Net change in unrealized appreciation on futures and forward
   contracts                                                       1,266,469      2,073,447
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS             (1,518,617)     4,675,956

CAPITAL SHARE TRANSACTIONS
   Issuance of shares                                              3,779,746      4,967,026
   Redemption of shares                                           (2,095,775)      (858,224)
                                                                 -----------    -----------
NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS         1,683,971      4,108,802
                                                                 -----------    -----------

NET INCREASE IN NET ASSETS                                           165,354      8,784,758

NET ASSETS, beginning of period                                   42,474,364     22,136,771
                                                                 -----------    -----------

NET ASSETS, end of period                                        $42,639,718    $30,921,529
                                                                 -----------    -----------

SHARES, beginning of period                                       24,547.544     14,945.226
ISSUANCE OF SHARES                                                 2,368.980      3,126.668
REDEMPTION OF SHARES                                              (1,284.544)      (615.479)
                                                                 -----------    -----------

SHARES, end of period                                             25,631.980     17,456.415
                                                                 -----------    -----------

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

                                                                       2005             2004
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase (decrease) in net assets from operations           $  (1,518,617)   $   4,675,956
   Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
     Changes in operating assets and liabilities:
        US Government securities                                      (2,432,764)      (5,735,097)
        Due from/to brokers                                            2,355,595         (661,367)
        Unrealized appreciation on open forward contracts              1,669,686        1,008,308
        Futures contracts purchased                                   (3,963,447)      (3,586,806)
        Unrealized depreciation on open forward contracts              1,723,317          520,948
        Futures contracts sold                                          (696,025)         (15,897)
        Due to broker                                                          -         (180,613)
        Fees payable                                                    (123,864)          51,545
                                                                   -------------    -------------

NET CASH USED IN OPERATING ACTIVITIES                                 (2,986,119)      (3,923,023)
                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions               4,372,943        7,645,116
   Redemptions, net of redemption payable                             (1,972,776)        (866,376)
                                                                   -------------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,400,167        6,778,740
                                                                   -------------    -------------

NET INCREASE (DECREASE) IN CASH                                         (585,952)       2,855,717

CASH, beginning of period                                              1,826,691          854,910
                                                                   -------------    -------------

CASH, end of period                                                $   1,240,739        3,710,627
                                                                   -------------    -------------

Supplemental disclosure of noncash financing activities:
   2004 contributions received in 2003                                              $     920,395
                                                                                    -------------

   2005 contributions received in 2004                             $   1,288,630
                                                                   -------------

   Redemption payable                                              $           -           (8,152)
                                                                   -------------    -------------

See accompanying notes to financial statements.

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

QUADRIGA SUPERFUND, L.P. - SERIES A AND B

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

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission ("SEC") and U.S. generally accepted accounting principles with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Advance subscriptions represent cash received prior to March 31, 2005 for subscriptions of the subsequent month and do not participate in the earnings of the Fund until April 1, 2005.

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

6.    FINANCIAL HIGHLIGHTS

Financial highlights for the period January 1, 2005 through March 31, 2005 are as follows:

                                                      SERIES A       SERIES B
                                                     ---------      -----------
Total  return
 Total return before incentive fees                       (2.6)%           (3.9)%
 Incentive fees                                            0.0              0.0
                                                     ---------      -----------
Total  return after incentive fees                        (2.6)%           (3.9)%
                                                     =========      ===========

Ratio to average partners' capital
 Operating expenses before incentive fees                  3.0%             3.0%
 Incentive fees                                            0.0              0.0
                                                     ---------      -----------
 Total expenses                                            3.0%             3.0%
                                                     =========      ===========

 Net investment loss before incentive fee                 (2.5)%           (2.5)%
                                                     =========      ===========

Net asset value per unit, beginning of period        $1,466.67      $  1,730.29
Net decrease in net assets from operations              (38.39)          (66.75)
                                                     ---------      -----------
Net asset value per unit, end of period              $1,428.28      $  1,663.54
                                                     =========      ===========

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period ended March 31, 2005, subscriptions totaling $5,826,798 have been accepted and redemptions over the same period totaled $3,349,583. On March 11, 2005, Quadriga Capital Management, Inc., the general partner of the Fund, changed its name to Superfund Capital Management, Inc.

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

RESULTS OF OPERATIONS

Series A:

      Net results for the quarter ended March 31, 2005 were a loss of 2.62% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.53%, trading performance (including commissions) of -1.51% and charges of 1.64% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At March 31, 2005 and December 31, 2004, the net asset value per unit of Series A was $1,428.28 and $1,466.67, respectively.

Series B:

      Net results for the quarter ended March 31, 2005 were a loss of 3.86% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.52%, trading performance (including commissions) of -2.78% and charges of 1.58% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At March 31, 2005 and December 31, 2004, the net asset value per unit of Series B was $1,663.54 and $1,730.29, respectively.

Fund results for January 2005:

      The first month of the year 2005 showed a sharp decline of metal prices causing significant losses for the fund's long positions.

      Also, short positions in foreign currencies were not successful due to the rising US Dollar and therefore lost considerably.

      Long positions in the stock index markets were also contributing to this month's negative performance.

      During the month of January 2005, Series A lost 9.87% and Series B lost 14.74%, including charges.

Fund results for February 2005:

      Rising energy prices led to a positive result of the "long" strategy of the fund for these markets.

      Long positions in stock index markets performed almost as well and were contributing to this month's positive fund performance together with combined long and short positions in other financial futures sectors.

      A "long/short" strategy in the agricultural markets was not quite successful and marked the only noteworthy loss for this month.

      For February 2005, Series A gained 1.78% and Series B gained 3.94%, each including charges.

Fund results for March 2005:

      During the first half month of March, the US Dollar was on a rise again and this development caused substantial losses to the fund's short positions in non-domestic currencies.

      The trading performance of the financial futures was positive due to short positions in bonds and notes and both long and short positions in interest rates.

      However, the most important influence on this month's performance resulted from long positions in the energy sector, which were able to take significant profits from sharply rising prices.

      In March 2005, the net asset value of Series A and B increased by 6.15% and 8.49%, respectively, including charges.

      For the first quarter of 2005, the most profitable market group overall was the energy sector while the highest losses resulted from positions in the foreign currencies markets.

OFF-BALANCE SHEET RISK

      The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.

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

CRITICAL ACCOUNTING POLICIES - VALUATION OF THE FUND'S POSITIONS

      Superfund Capital Management believes that the accounting policies that will be most critical to the Fund's financial condition and results of operations relate to the valuation of the Fund's positions. The majority of the Fund's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund will also be valued at published daily settlement prices or at dealers' quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund's assets will be valued on a daily basis using objective measures.

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

      The Fund's risk exposure in the various market sectors traded by Superfund Capital Management is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized).

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2005. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2005 and December 31, 2004, the net assets for Series A were $31,804,755 and $31,768,269, respectively, and the net assets for Series B as of such dates were $42,639,695 and $42,474,364, respectively.

Series A as of March 31, 2005:

SECTOR                          MARKET RISK (USD)  % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                       1,424,726                       4.48
Financial Futures                   1,897,505                       5.97
Currencies                          1,449,098                       4.56
Agricultural Products                 287,771                       0.90
Energy                              1,305,300                       4.10
Metals                              2,033,095                       6.39

Series B as of March 31, 2005:

SECTOR                          MARKET RISK (USD)  % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                       2,578,573                       6.05
Financial Futures                   3,415,011                       8.01
Currencies                          2,622,864                       6.15
Agricultural Products                 518,189                       1.22
Energy                              2,358,725                       5.53
Metals                              3,654,036                       8.57

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

      The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by Superfund Capital Management for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

      The following were the primary trading risk exposures of the Fund as of March 31, 2005 by market sector.

Currencies

      The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. As of March 31, 2005 the exposure to these markets was similar to historic levels.

Interest Rates

      Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of March 31, 2005 the exposure to these markets was similar to historic levels.

Stock Indices

      Generally, the Fund's primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. As of March 31, 2005 the exposure to these markets was similar to historic levels.

Energy

      The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. As of March 31, 2005, the exposure to these markets was relatively low in comparison to historic levels.

Metals

      The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of March 31, 2005 was the highest among all market groups.

Agricultural Market

      The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of March 31, 2005 was the lowest among all market groups.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

      On July 22, 2003, Superfund Capital Management on behalf of the Fund filed an amended registration statement with the U.S. Securities and Exchange Commission which became effective on July 25, 2003. The amended registration statement included as a risk possible contingent liability resulting from potential claims for rescission from investors and regulatory or enforcement action for any sales of Units made without an effective registration statement.

      On January 10, 2003, Superfund Capital Management on behalf of the Fund filed a post-effective amendment to the registration statement which amended the plan of distribution. Before such amendment had been declared effective, and as of June 30, 2003, the Fund had sold a total of 5,604 units of Series A in the principal amount of $6.74 million and 8,091 units of Series B in the principal amount of $10.73 million. As a regulated company, Superfund Capital Management faces potential liability in the normal cause of its business from any administrative action or in any situation in which it is found to have engaged in activities which violate applicable law. Superfund Capital Management is unable to estimate the probability of assertion of any related claims or assessments.

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

Foreign Currency Balances

      The Fund's primary foreign currency balances are in the G-7 countries along with Spain and Asian markets. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than weekly, and more frequently if a particular foreign currency balance becomes unusually large based on Superfund Capital Management's experience).

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

      The means by which the Fund and Superfund Capital Management, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Superfund Capital Management applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Superfund Capital Management follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which the Fund's brokers must attempt to close out open positions.

      Superfund Capital Management controls the risk of the Fund's non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

ITEM 4. CONTROLS AND PROCEDURES

      The principal executive officer and principal financial officer of Superfund Capital Management have concluded that the Fund has effective disclosure controls and procedures to ensure that material information relating to the Fund is made known to them by others within the Fund, particularly during the period in which this quarterly report is being prepared. The principal executive officer and principal financial officer of Superfund Capital Management have evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date") and have based the foregoing conclusion about the effectiveness of the Fund's disclosure controls and procedures based on their evaluation as of the Evaluation Date.

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

Item  4. Submissions of Matters to a Vote of Security Holders.

         None

Item  5. Other Information.

         None

Item  6. Exhibits.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2005.

                            QUADRIGA SUPERFUND, L.P.
                                  (Registrant)

                                         By: Superfund Capital Management, Inc.
                                         General Partner

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