Form 10-Q
period 2005-06-30
QUADRIGA SUPERFUND
filed 2005-08-12
CIK 1168990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to  ______________

Commission File number: 333-88460

                            QUADRIGA SUPERFUND, L.P.
               (Exact name of registrant as specified in charter)

                 Delaware                                98-0375395
         (State of Organization)            (IRS Employer Identification Number)

       Le Marquis Complex, Unit 5
              P.O. Box 1479
               Grand Anse
          St. George's, Grenada
               West Indies                                   N/A
(Address of principal executive offices)                 (Zip Code)

                                 (473) 439-2418
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                     Total number of Pages: 33 plus exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Quadriga Superfund, L.P. - Series A are included in Item 1:

                                                                                                    Page
                                                                                                   -----
FINANCIAL STATEMENTS

   Statement of Assets and Liabilities as of June 30, 2005 (unaudited)
   and December 31, 2004 (audited)                                                                     3

   Condensed Schedule of Investments as of June 30, 2005 (unaudited)                                   4

   Condensed Schedule of Investments as of December 31, 2004 (audited)                                 5

   Statements of Operations for the three months ended June 30, 2005 and June 30, 2004
   (unaudited) and for six months ended June 30, 2005 and June 30, 2004 (unaudited)                    6

   Statement of Changes in Net Assets for the six months ended June 30, 2005
   and June 30, 2004 (unaudited)                                                                       7

   Statement of Cash Flows for the six months ended June 30, 2005 and
   June 30, 2004 (unaudited)                                                                           8

The following financial statements of Quadriga Superfund, L.P. - Series B are included in Item 1:

                                                                                                    Page
                                                                                                   -----
FINANCIAL STATEMENTS

   Statement of Assets and Liabilities as of June 30, 2005 (unaudited)
   and December 31, 2004 (audited)                                                                    9

   Condensed Schedule of Investments as of June 30, 2005 (unaudited)                                 10

   Condensed Schedule of Investments as of December 31, 2004 (audited)                               11

   Statements of Operations for the three months ended June 30, 2005 and June 30, 2004
   (unaudited) and for six months ended June 30, 2005 and June 30, 2004 (unaudited)                  12

   Statement of Changes in Net Assets for the six months ended June 30, 2005 and
   June 30, 2004 (unaudited)                                                                         13

   Statement of Cash Flows for the six months ended June 30, 2005 and June 30, 2004
   (unaudited)                                                                                       14

NOTES TO SERIES A AND SERIES B UNAUDITED FINANCIAL STATEMENTS DATED JUNE 30, 2005                  15-18

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF ASSETS AND LIABILITIES
JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)

                                                    JUNE 30, 2005   DECEMBER 31, 2004
                                                    -------------   -----------------
ASSETS
US GOVERNMENT SECURITIES, at market
   cost $26,897,449 and $25,593,575 as of
   June 30, 2005 and December 31, 2004               $26,897,449       $25,638,997
DUE FROM BROKERS                                       2,155,046         4,165,004
UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS        657,215         1,801,065
FUTURES CONTRACTS PURCHASED                            2,162,553           294,377
FUTURES CONTRACTS SOLD                                   112,992            30,355
CASH                                                   8,452,044           911,222
                                                     -----------       -----------
   Total assets                                       40,437,299        32,841,020
                                                     -----------       -----------
LIABILITIES
UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS        413,156           410,499
ADVANCE SUBSCRIPTIONS                                  8,265,550           475,850
FEES PAYABLE                                             193,574           186,402
                                                     -----------       -----------
   Total liabilities                                   8,872,280         1,072,751
                                                     -----------       -----------
NET ASSETS                                           $31,565,019       $31,768,269
                                                     -----------       -----------
NUMBER OF UNITS                                       24,503.719        21,660.138
NET ASSETS VALUE PER SHARE                           $  1,288.17       $  1,466.67
                                                     -----------       -----------

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2005 (UNAUDITED)

                                                                              PERCENTAGE OF     MARKET OR
                                                                 FACE VALUE     NET ASSETS     FAIR VALUE
                                                                -----------   -------------   ------------
DEBT SECURITIES UNITED STATES, AT MARKET
      United States Treasury Bills due December 1, 2005
         (cost $26,897,449), securities are held in margin
         accounts as collateral for open futures and forwards   $27,250,000       85.2%       $26,897,449
                                                                                  ----        -----------
FORWARD CONTRACTS, AT FAIR VALUE
   UNREALIZED APPRECIATION ON FORWARD CONTRACTS
      CURRENCIES                                                                   1.5%       $   458,178
      METALS                                                                       0.6            199,037
                                                                                  ----        -----------
         Total unrealized appreciation on forward contracts                        2.1            657,215
                                                                                  ----        -----------
UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
      CURRENCIES                                                                  (1.0)          (308,369)
      METALS                                                                      (0.3)          (104,787)
                                                                                  ----        -----------
         Total unrealized depreciation on forward contracts                       (1.3)          (413,156)
                                                                                  ----        -----------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                             0.8%       $   244,059
                                                                                  ----        -----------
FUTURES CONTRACTS, AT FAIR VALUE
   FUTURES CONTRACTS PURCHASED
      CURRENCY                                                                     0.4%       $   124,307
      ENERGY                                                                       0.6            191,423
      FINANCIAL                                                                    5.2          1,651,844
      FOOD & FIBER                                                                 0.0*             2,467
      INDICES                                                                      0.2             50,861
      METALS                                                                       0.5            141,651
                                                                                  ----        -----------
         Total futures contracts purchase                                          6.9          2,162,553
                                                                                  ----        -----------
   FUTURES CONTRACTS SOLD
      CURRENCY                                                                     0.2             78,613
      FOOD & FIBER                                                                (0.1)           (20,730)
      LIVESTOCK                                                                    0.2             55,109
                                                                                  ----        -----------
         Total futures contracts sold                                              0.3            112,992
                                                                                  ----        -----------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                             7.2%       $ 2,275,545
                                                                                  ----        -----------
FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
   JAPAN                                                                           1.7%       $   546,105
   UNITED KINGDOM                                                                  1.7            547,580
   UNITED STATES                                                                   0.3             91,466
   OTHER                                                                           4.3          1,334,453
                                                                                  ----        -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                     8.0%       $ 2,519,604
                                                                                  ----        -----------

*    Due to rounding

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004 (AUDITED)

                                                                              PERCENTAGE OF    MARKET OR
                                                                 FACE VALUE     NET ASSETS     FAIR VALUE
                                                                -----------   -------------   -----------
DEBT SECURITIES UNITED STATES, AT MARKET
      United States Treasury Bills due June 2, 2005
         (cost $25,593,575), securities are held in margin
         accounts as collateral for open futures and forwards   $25,900,000       80.7%       $25,638,997
                                                                                  ----        -----------
FORWARD CONTRACTS, AT FAIR VALUE
   UNREALIZED APPRECIATION ON FORWARD CONTRACTS
      CURRENCIES                                                                   1.9%       $   617,030
      METALS                                                                       3.7          1,184,035
                                                                                  ----        -----------
         Total unrealized appreciation on forward contracts                        5.6          1,801,065
                                                                                  ----        -----------
   UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
      CURRENCIES                                                                  (0.5)          (147,157)
      METALS                                                                      (0.8)          (263,342)
                                                                                  ----        -----------
         Total unrealized depreciation on forward contracts                       (1.3)          (410,499)
                                                                                  ----        -----------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                             4.3%       $ 1,390,566
                                                                                  ----        -----------
FUTURES CONTRACTS, AT FAIR VALUE
   FUTURES CONTRACTS PURCHASED
      FINANCIAL                                                                    0.3        $    93,025
      FOOD & FIBER                                                                 0.0*              (627)
      GRAINS                                                                       0.2             60,185
      INDICES                                                                      1.8            559,742
      LIVESTOCK                                                                    0.1             17,540
      METALS                                                                      (1.4)          (435,488)
                                                                                  ----        -----------
         Total futures contracts purchase                                          1.0            294,377
                                                                                  ----        -----------
   FUTURES CONTRACTS SOLD
      FOOD & FIBER                                                                 0.0*            (8,703)
      GRAINS                                                                       0.0*            45,432
      INDICES                                                                      0.1             34,500
      WOOD & RUBBER                                                               (0.1)           (40,874)
                                                                                  ----        -----------
         Total futures contracts sold                                              0.0             30,355
                                                                                  ----        -----------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                             1.0%       $   324,732
                                                                                  ----        -----------
FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
      CANADA                                                                       0.5%       $   158,626
   JAPAN                                                                           0.6            195,919
   UNITED KINGDOM                                                                  3.7          1,176,366
   UNITED STATES                                                                   0.2             82,147
   OTHER                                                                           0.3            102,240
                                                                                  ----        -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                     5.3%       $ 1,715,298
                                                                                  ----        -----------

*    Due to rounding

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                      -------------------------   -------------------------
                                                          2005          2004          2005          2004
                                                      -----------   -----------   -----------   -----------
INVESTMENT INCOME, interest                           $   196,075   $    60,734   $   364,103   $   102,752
                                                      -----------   -----------   -----------   -----------
EXPENSES
   Management fee                                         141,333       105,209       279,192       198,087
   Organization and offering expenses                      76,396        56,869       150,914       107,073
   Operating expenses                                      11,459         8,530        22,637        16,060
   Selling commission                                     305,583       227,477       603,658       428,293
   Incentive fee                                               --            --            --       651,950
   Brokerage commissions                                  326,504       196,622       713,888       390,491
   Other                                                       15         7,256           899        17,383
                                                      -----------   -----------   -----------   -----------
      Total expenses                                      861,290       601,963     1,771,188     1,809,337
                                                      -----------   -----------   -----------   -----------
NET INVESTMENT LOSS                                      (665,215)     (541,229)   (1,407,085)   (1,706,585)
                                                      -----------   -----------   -----------   -----------
REALIZED AND UNREALIZED GAIN
   (LOSS) ON INVESTMENTS
   Net realized gain (loss) on futures
      and forward contracts                            (2,636,958)   (1,725,574)   (3,356,248)      796,877
   Net change in unrealized appreciation or
      depreciation on futures and forward contracts        99,956    (2,567,892)      804,306    (1,656,078)
                                                      -----------   -----------   -----------   -----------
NET GAIN (LOSS) ON INVESTMENTS                         (2,537,002)   (4,293,466)   (2,551,942)     (859,201)
                                                      -----------   -----------   -----------   -----------
NET INCREASE (DECREASE) IN
   NET ASSETS FROM OPERATIONS                         $(3,202,217)  $(4,834,695)  $(3,959,027)  $(2,565,786)
                                                      -----------   -----------   -----------   -----------

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CHANGES IN NET ASSETS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

                                                                   2005           2004
                                                               -----------    -----------
DECREASE IN NET ASSETS FROM OPERATIONS
   Net investment loss                                         $(1,407,085)   $(1,706,585)
   Net realized gain (loss) on futures and forward contracts    (3,356,248)       796,877
   Net change in unrealized appreciation or depreciation
      on futures and forward contracts                             804,306     (1,656,078)
                                                               -----------    -----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS           (3,959,027)    (2,565,786)

CAPITAL SHARE TRANSACTIONS
   Issuance of Units                                             6,244,705     10,602,235
   Redemption of Units                                          (2,488,928)    (1,427,839)
                                                               -----------    -----------
NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS       3,755,777      9,174,396

NET INCREASE IN NET ASSETS                                        (203,250)     6,608,610
NET ASSETS, beginning of period                                 31,768,269     16,144,789
                                                               -----------    -----------
NET ASSETS, end of period                                      $31,565,019    $22,753,399
                                                               -----------    -----------
UNITS, beginning of period                                      21,660.138     12,256.648
ISSUANCE OF UNITS                                                4,708.548      8,741.799
REDEMPTION OF UNITS                                             (1,864.967)    (2,194.293)
                                                               -----------    -----------
UNITS, end of period                                            24,503.719     18,804.154
                                                               -----------    -----------

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

                                                                   2005          2004
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase in net assets from operations                  $(3,959,027)  $(2,565,786)
   Adjustments to reconcile net increase (decrease) in net
      assets to net cash used in operating activities:
      Changes in operating assets and liabilities:
         US Government securities                               (1,258,452)   (7,544,521)
         Due from brokers                                        2,009,958      (883,065)
         Unrealized appreciation on open forward contracts       1,143,850       802,992
         Futures contracts purchased                            (1,868,176)      308,162
         Unrealized depreciation on open forward contracts           2,657       605,798
         Futures contracts sold                                    (82,637)      (60,874)
         Fees payable                                                7,172        38,776
                                                               -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                           (4,004,655)   (9,298,518)
                                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions        14,034,405    11,044,699
   Redemptions, net of redemption payable                       (2,488,928)   (1,435,879)
                                                               -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       11,545,477     9,608,820
                                                               -----------   -----------
NET INCREASE IN CASH                                             7,540,822       310,302
CASH, beginning of period                                          911,922     1,597,546
                                                               -----------   -----------
CASH, end of period                                            $ 8,452,044   $ 1,907,848
                                                               -----------   -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
   2004 subscriptions received in 2003                                       $ 1,097,282
                                                                             -----------
   2005 subscriptions received in 2004                         $   475,850
                                                               -----------
   Redemption payable                                          $        --   $     8,040
                                                               -----------   -----------

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF ASSETS AND LIABILITIES
JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)

                                                    JUNE 30, 2005   DECEMBER 31, 2004
                                                    -------------   -----------------
ASSETS
US GOVERNMENT SECURITIES, at market
   cost $ 34,696,540 and $32,907,267 as of
   June 30, 2005 and December 31, 2004               $34,696,540       $32,964,488
DUE FROM BROKERS                                         720,680         6,206,789
UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS      1,155,000         3,433,661
FUTURES CONTRACTS PURCHASED                            3,788,667           503,878
FUTURES CONTRACTS SOLD                                   198,805            53,415
CASH                                                   1,182,044         1,826,691
                                                     -----------       -----------
      Total assets                                    41,741,736        44,988,922
                                                     -----------       -----------
LIABILITIES
UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS        730,423           976,707
ADVANCE SUBSCRIPTIONS                                    356,900         1,288,630
REDEMPTION PAYABLE                                       122,997                --
FEES PAYABLE                                             111,990           249,221
                                                     -----------       -----------
      Total liabilities                                1,322,310         2,514,558
                                                     -----------       -----------
NET ASSETS                                           $40,419,426       $42,474,364
                                                     -----------       -----------
NUMBER OF UNITS                                       28,085.076        24,547.544
NET ASSETS VALUE PER SHARE                           $  1,439.18       $  1,730.29
                                                     -----------       -----------

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2005 (UNAUDITED)

                                                                        PERCENTAGE OF    MARKET OR
                                                           FACE VALUE     NET ASSETS     FAIR VALUE
                                                          -----------   -------------   -----------
DEBT SECURITIES UNITED STATES, AT MARKET
   UNITED STATES TREASURY BILLS DUE DECEMBER 1, 2005
   (COST $34,696,540), SECURITIES ARE HELD IN MARGIN
   ACCOUNTS AS COLLATERAL FOR OPEN FUTURES AND FORWARDS   $35,150,000       85.8%       $34,696,540
                                                                            ----        -----------

FORWARD CONTRACTS, AT FAIR VALUE
UNREALIZED APPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                   2.0%       $   816,490
METALS                                                                       0.8            338,510
                                                                            ----        -----------
TOTAL UNREALIZED APPRECIATION ON FORWARD CONTRACTS                           2.8          1,155,000
                                                                            ----        -----------

UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
CURRENCIES                                                                  (1.3)          (544,853)
METALS                                                                      (0.5)          (185,570)
                                                                            ----        -----------
TOTAL UNREALIZED DEPRECIATION ON FORWARD CONTRACTS                          (1.8)          (730,423)
                                                                            ----        -----------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                      1.0 %       $   424,577
                                                                            ----        -----------

FUTURES CONTRACTS, AT FAIR VALUE
FUTURES CONTRACTS PURCHASED
CURRENCY                                                                     0.6%       $   218,805
ENERGY                                                                       0.9            346,490
FINANCIAL                                                                    7.2          2,877,913
FOOD & FIBER                                                                 0.0*             4,447
INDICES                                                                      0.2             93,318
METALS                                                                       0.6            247,694
                                                                            ----        -----------
TOTAL FUTURES CONTRACTS PURCHASED                                            9.4          3,788,667
                                                                            ----        -----------

FUTURES CONTRACTS SOLD
CURRENCY                                                                     0.4            140,300
FOOD & FIBER                                                                (0.1)           (36,765)
LIVESTOCK                                                                    0.3             95,270
                                                                            ----        -----------
TOTAL FUTURES CONTRACTS SOLD                                                 0.5            198,805
                                                                            ----        -----------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                       9.9%       $ 3,987,472
                                                                            ----        -----------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
JAPAN                                                                        2.4%       $   966,192
UNITED KINGDOM                                                               2.4            967,904
UNITED STATES                                                                0.4            148,453
OTHER                                                                        5.7          2,329,500
                                                                            ----        -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                              10.9%       $ 4,412,049
                                                                            ----        -----------

*    DUE TO ROUNDING

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004 (AUDITED)

                                                                        PERCENTAGE OF    MARKET OR
                                                           FACE VALUE     NET ASSETS     FAIR VALUE
                                                          -----------   -------------   -----------
DEBT SECURITIES UNITED STATES, AT MARKET
   United States Treasury Bills due June 2, 2005
   (cost $32,907,267), securities are held in margin
   accounts as collateral for open futures and forwards   $33,300,000       77.6%       $32,964,488
                                                                            ----        -----------

FORWARD CONTRACTS, AT FAIR VALUE
   UNREALIZED APPRECIATION ON FORWARD CONTRACTS
      CURRENCIES                                                             2.7%       $ 1,160,542
      METALS                                                                 5.4          2,273,119
                                                                            ----        -----------
         Total unrealized appreciation on
            forward contracts                                                8.1          3,433,661
                                                                            ----        -----------

UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
   CURRENCIES                                                               (0.7)          (277,021)
   METALS                                                                   (1.6)          (699,686)
                                                                            ----        -----------
   Total unrealized depreciation on
      forward contracts                                                     (2.3)          (976,707)
                                                                            ----        -----------
TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                       5.8%       $ 2,456,954
                                                                            ----        -----------

FUTURES CONTRACTS, AT FAIR VALUE
   FUTURES CONTRACTS PURCHASED
   FINANCIAL                                                                 0.3%       $   136,558
   FOOD & FIBER                                                              0.0*            (1,143)
   GRAINS                                                                    0.2            109,485
   INDICES                                                                   2.5          1,051,088
   LIVESTOCK                                                                 0.0*            30,900
   METALS                                                                   (1.9)          (823,010)
                                                                            ----        -----------
      Total futures contracts purchased                                      1.1            503,878
                                                                            ----        -----------

   FUTURES CONTRACTS SOLD
   FOOD & FIBER                                                              0.0*           (16,281)
   GRAINS                                                                    0.2             80,231
   INDICES                                                                   0.2             64,500
   WOOD & RUBBER                                                            (0.2)           (75,035)
                                                                            ----        -----------
      Total futures contracts sold                                           0.2             53,415
                                                                            ----        -----------
TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                       1.3%       $   557,293
                                                                            ----        -----------
FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
   CANADA                                                                    0.7%       $   291,605
   JAPAN                                                                     0.8            360,659
   UNITED KINGDOM                                                            4.8          2,026,818
   UNITED STATES                                                             0.4            155,681
   OTHER                                                                     0.4            179,484
                                                                            ----        -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                               7.1%       $ 3,014,247
                                                                            ----        -----------

*    Due to rounding

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF OPERATIONS
(UNAUDITED)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                        --------------------------   ---------------------------
                                                            2005           2004          2005           2004
                                                        ------------   -----------   ------------   ------------
INVESTMENT INCOME, interest                             $    254,037   $    76,892   $    468,802   $    135,017
                                                        ------------   -----------   ------------   ------------
EXPENSES
   Management fee                                            178,486       140,453        358,556        273,261
   Organization and offering expenses                         96,479        75,921        193,815        147,709
   Operating expenses                                         14,472        11,388         29,072         22,156
   Selling commission                                        385,917       303,683        775,258        590,836
   Incentive fee                                                  --            --             --      1,158,857
   Brokerage commissions                                     564,004       377,258      1,080,756        760,585
   Other                                                          29        15,993            635         35,029
                                                        ------------   -----------   ------------   ------------
      Total expenses                                       1,239,387       924,696      2,438,092      2,988,433
                                                        ------------   -----------   ------------   ------------
NET INVESTMENT LOSS                                         (985,350)     (847,804)    (1,969,290)    (2,853,416)
                                                        ------------   -----------   ------------   ------------
REALIZED AND UNREALIZED GAIN
   (LOSS) ON INVESTMENTS
   Net realized gain (loss) on futures
      and forward contracts                               (4,944,680)   (3,359,484)    (6,745,825)     1,248,637
   Net change in unrealized appreciation
      or depreciation on futures and
      forward contracts                                      131,333    (4,996,789)     1,397,802     (2,923,342)
                                                        ------------   -----------   ------------   ------------
NET GAIN ON INVESTMENTS                                   (4,813,347)   (8,356,273)    (5,348,023)    (1,674,705)
                                                        ------------   -----------   ------------   ------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS    ($5,798,697)  $ 9,204,077    ($7,317,313)   ($4,528,121)
                                                        ------------   -----------   ------------   ------------

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CHANGES IN NET ASSETS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

                                                                   2005          2004
                                                               -----------   -----------
   Net investment loss                                          (1,969,290)   (2,853,416)
   Net realized gain (loss) on futures and forward contracts    (6,745,825)    1,248,637
   Net change in unrealized appreciation on futures and
      forward contracts                                          1,397,802    (2,923,342)
                                                               -----------   -----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS           (7,317,313)   (4,528,121)

CAPITAL SHARE TRANSACTIONS
   Issuance of Units                                             9,054,244    13,505,906
   Redemption of Units                                          (3,791,869)   (1,560,236)
                                                               -----------   -----------
NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS       5,262,375    11,945,670
                                                               -----------   -----------
NET INCREASE IN NET ASSETS                                      (2,054,938)    7,417,549
NET ASSETS, beginning of period                                 42,474,364    22,136,771
                                                               -----------   -----------
NET ASSETS, end of period                                      $40,419,426   $29,554,320
                                                               -----------   -----------
UNITS, beginning of period                                      24,547.544    14,945.226
ISSUANCE OF UNITS                                                5,968.259     8,729.011
REDEMPTION OF UNITS                                             (2,430.727)   (1,281.307)
                                                               -----------   -----------
UNITS, end of period                                            28,085.076    22,392.930
                                                               -----------   -----------

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

                                                                        2005          2004
                                                                    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase (decrease) in net assets from operations            $(7,317,313)  $ (4,528,121)
   Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
      Changes in operating assets and liabilities:
         US Government securities                                    (1,732,052)    (8,065,598)
         Due from/to brokers                                          5,486,109     (1,013,168)
         Unrealized appreciation on open forward contracts            2,278,661      1,399,942
         Futures contracts purchased                                 (3,284,789)       484,444
         Unrealized depreciation on open forward contracts             (246,284)     1,152,159
         Futures contracts sold                                        (145,390)      (113,203)
         Due to broker                                                       --     (1,006,857)
         Fees payable                                                  (137,230)        43,522
                                                                    -----------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                (5,098,289)   (11,646,880)
                                                                    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions              8,122,514     14,500,608
   Redemptions, net of redemption payable                            (3,368,872)    (1,568,388)
                                                                    -----------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,453,642     12,932,220
                                                                    -----------   ------------
NET INCREASE (DECREASE) IN CASH                                        (644,647)     1,285,340
CASH, beginning of period                                             1,826,691        854,910
                                                                    -----------   ------------
CASH, end of period                                                 $ 1,182,044      2,140,250
                                                                    -----------   ------------
Supplemental disclosure of noncash financing activities:
   2004 contributions received in 2003                                            $    920,395
                                                                                  ------------
   2005 contributions received in 2004                              $ 1,288,630
                                                                    -----------
   Redemption payable                                               $        --         (8,152)
                                                                    -----------   ------------

See accompanying notes to financial statements.

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

QUADRIGA SUPERFUND, L.P. - SERIES A AND B

1.   NATURE OF OPERATIONS

Organization and Business

Quadriga Superfund, L.P., a Delaware Limited Partnership (the "Fund"), commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America and International commodity equity markets using a strategy developed by Superfund Capital Management, Inc., the General Partner and Trading Manager of the Fund. The Fund has issued two classes of Units, Series A and Series B. The two Series will be traded and managed the same way except degree of leverage

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the General Partner or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.

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

4.   ALLOCATION OF NET PROFITS AND LOSSES

In accordance with the Fund's First Amended and Restated Limited Partnership Agreement (the "Limited Partnership Agreement"), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Advance subscriptions represent cash received prior to June 30, 2005 for subscriptions of the subsequent month and do not participate in the earnings of the Fund until July 1, 2005.

5.   RELATED PARTY TRANSACTIONS

In accordance with the Limited Partnership Agreement, Superfund Capital Management, Inc., the General Partner shall be paid a monthly management fee equal to one-twelfth of 1.85% (1.85% per annum), a monthly organization and offering fee equal to one-twelfth of 1% (1% per annum) and monthly operating expenses equal to one-twelfth of .15% (.15% per annum). In accordance with the Prospectus dated October 31, 2002 Part One-Disclosure Document, Superfund Asset Management, Inc., shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund, subject to a maximum cumulative selling commission per Unit of 10% for all Units purchased on or after February 28, 2005.

The General Partner will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

6.   FINANCIAL HIGHLIGHTS

Financial highlights for the period January 1, 2005 through June 30, 2005 are as follows:

                                                     Series A     Series B
                                                    ---------    ---------
Total return
   Total return before incentive fees                   (12.2)%      (16.8)%
   Incentive fees                                         0.0          0.0
                                                    ---------    ---------
Total return after incentive fees                       (12.2)%      (16.8)%
                                                    =========    =========
Ratio to average partners' capital
   Operating expenses before incentive fees              (5.9)%       (6.2)%
   Incentive fees                                         0.0          0.0
                                                    ---------    ---------
   Total expenses                                        (5.9)%       (6.2)%
                                                    =========    =========
   Net investment income (loss) before incentive
      fee                                                (4.7)%       (5.0)%
                                                    =========    =========

Net asset value per unit, beginning of period       $1,466.67    $1,730.29
Net increase in net assets from operations            (178.50)     (291.11)
                                                    ---------    ---------
Net asset value per unit, end of period             $1,288.17    $1,439.18
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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

8.   SUBSCRIPTIONS AND REDEMPTIONS

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to HSBC Bank USA (the "Escrow Agent"). Subscriptions must be accepted or rejected by Superfund Capital Management, Inc. within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or subscription funds returned. The Escrow Agent will invest the subscription funds in short-term United States Treasury bills or comparable authorized instruments while held in escrow.

A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such withdrawal to Superfund Capital Management, Inc. not less than ten business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management, Inc.) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers' positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended June 30, 2005, subscriptions totaling $9,472,133 have been accepted and redemptions over the same period totaled $2,931,215.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005

Series A:

          Net results for the quarter ended June 30, 2005 were a loss of 9.81% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.57%, trading performance (including commissions) of -8.82% and charges of 1.56% due to management fees, organization expenses, operating expenses, and selling commissions. At June 30, 2005, the net asset value per unit of Series A was $1,288.17.

Series B:

          Net results for the quarter ended June 30, 2005 were a loss of 13.49% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.55%, trading performance (including commissions) of -12.55% and charges of 1.49% due to management fees, organization expenses, operating expenses, and selling commissions. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At June 30, 2005, the net asset value per unit of Series B was $1,439.18.

Fund results for April 2005:

          During the month of April, we saw stock markets on a decline, which resulted in a considerable loss to the Fund's long positions.

          In contrary, rising prices in the bond and notes markets were beneficial to the Fund's long positions in this sector.

          The prices for the energy markets reversed their rising trend and declined sharply. As a result, the Fund's long positions in these markets incurred significant losses.

          For the month of April 2005, Series A lost 12.22% and Series B lost 16.86%, including charges.

Fund results for May 2005:

          Rising stock indices led to a positive result of the "long strategy" of the Fund for these markets.

          Long positions in bonds, notes and interest markets also performed well.

          A "long/short strategy" in the metal markets resulted in losses. Also, short positions in the grains produced a negative performance.

          For the month of May 2005, Series A gained 0.30% and Series B gained 0.48%, each including charges.

Fund results for June 2005:

          As stock indices continued their rise, the Fund's long positions continued to be profitable for this month.

          Long positions in bonds, notes and interest markets also contributed notably to this month's positive performance due to rising prices in these sectors.

          Minor losses were incurred by short positions in the soft commodities and long positions in the energy markets.

          In June 2005, the net asset value of Series A and B increased by 2.44% and 3.56%, respectively, including charges.

For the second quarter of 2005, the most profitable market group overall was the bonds and notes sector, while the greatest losses were attributable to positions in the energy markets.

Three Months Ended March 31, 2005

Series A:

     Net results for the quarter ended March 31, 2005 were a loss of 2.62% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.53%, trading performance (including commissions) of -1.51% and charges of 1.64% due to management fees, organization expenses, operating expenses, and selling commissions. At March 31, 2005 and December 31, 2004, the net asset value per unit of Series A was $1,428.28 and $1,466.67, respectively.

Series B:

     Net results for the quarter ended March 31, 2005 were a loss of 3.86% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.52%, trading performance (including commissions) of -2.78% and charges of 1.58% due to management fees, organization expenses, operating expenses, and selling commissions. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At March 31, 2005, the net asset value per unit of Series B was $1,663.54.

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

Three Months Ended June 30, 2004:

Series A:

          Net results for the quarter ended June 30, 2004 were a loss of 18.71% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.23%, trading performance (including commissions) of -17.40% and charges of 1.54% due to management fees, organization expenses, and operating expenses. At June 30, 2004, the net asset value per unit of Series A was $1,210.02.

Series B:

          Net results for the quarter ended June 30, 2004 were a loss of 25.49% in net asset value compared to the preceding quarter. This decrease consisted of interest income of 0.21%, trading performance (including commissions) of -24.23% and charges of 1.47% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately
1.5 times Series A. At June 30, 2004, the net asset value per unit of Series B was $1,319.81.

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

Three Months Ended March 31, 2004:

Series A:

          Net results for the quarter ended March 31, 2004 were a gain of 13.00% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.24%, trading performance (including commissions) of 18.50% and charges of 5.75% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At March 31, 2004, the net asset value per unit of Series A was $1,488.43.

Series B:

          Net results for the quarter ended March 31, 2004 were a gain of 19.59% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.24%, trading performance (including commissions) of 26.31% and charges of 6.96% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At March 31, 2004, the net asset value per unit of Series B was $1,771.36.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

          The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2005. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2005 and March 31, 2005, the net assets for Series A were $31,565,019 and $31,804,723, respectively, and the net assets for Series B as of such dates were $40,419,427 and $42,639,718, respectively.

Series A as of June 30, 2005:

SECTOR                  MARKET RISK (USD)   % OF TOTAL CAPITALIZATION (NET ASSETS)
------                  -----------------   --------------------------------------
Stock Indices               1,740,734                        5.51
Financial Futures           1,502,567                        4.76
Currencies                  3,034,990                        9.62
Agricultural Products          58,044                        0.18
Energy                        657,974                        2.08
Metals                      1,046,887                        3.32

Series B as of June 30, 2005:

SECTOR                  MARKET RISK (USD)   % OF TOTAL CAPITALIZATION (NET ASSETS)
------                  -----------------   --------------------------------------
Stock Indices               3,084,741                         7.63
Financial Futures           2,636,203                         6.52
Currencies                  5,327,922                        13.18
Agricultural Products         102,262                         0.25
Energy                      1,165,892                         2.88
Metals                      1,844,940                         4.56

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

Series A as of December 31, 2004:

SECTOR                  MARKET RISK (USD)   % OF TOTAL CAPITALIZATION (NET ASSETS)
------                  -----------------   --------------------------------------
Stock Indices               2,658,322                        8.37
Financial Futures           1,768,283                        5.57
Currencies                  3,164,525                        9.96
Agricultural Products         359,234                        1.13
Metals                      2,475,673                        7.79

Series B as of December 31, 2004:

SECTOR                  MARKET RISK (USD)   % OF TOTAL CAPITALIZATION (NET ASSETS)
------                  -----------------   --------------------------------------
Stock Indices               4,989,526                        11.75
Financial Futures           3,290,875                         7.75
Currencies                  5,955,673                        14.02
Agricultural Products         668,748                         1.57
Metals                      4,956,335                        10.82

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

          The following were the primary trading risk exposures of the Fund as of June 30, 2005 by market sector.

Currencies

          The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. As of June 30, 2005 the exposure to these markets was the highest among all market groups.

Interest Rates

          Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of June 30, 2005 the exposure to these markets was similar to historic levels.

Stock Indices

          Generally, the Fund's primary exposure is to the equity price risk in the G-8 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. As of June 30, 2005 the exposure to these markets was relatively high in comparison to historic levels.

Energy

          The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. As of June 30, 2005, the exposure to these markets was relatively low in comparison to historic levels.

Metals

          The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of June 30, 2005 was similar to historic levels.

Agricultural Market

          The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of June 30, 2005 was the lowest among all market groups.

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

Foreign Currency Balances

          The Fund's primary foreign currency balances are in the G-8 countries along with Spain and Asian markets. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than weekly, and more frequently if a particular foreign currency balance becomes unusually large based on Superfund Capital Management's experience).

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

          During the period covered by this report, there have been no significant changes in the Fund's internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        (c) Pursuant to the Fund's Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

        The following tables summarize the redemptions by investors during the three months ended June 30, 2005:

        Series A:

     Month       Units Redeemed   NAV per Unit
     -----       --------------   ------------
April 30, 2005       274.100        1,253.71
May 31, 2005         454.091        1,257.46
June 30, 2005        333.479        1,288.17
                    --------
                    1,061.67
                    ========

        Series B

     Month       Units Redeemed   NAV per Unit
     -----       --------------   ------------
April 30, 2005        277.711       1,383.15
May 31, 2005          370.842       1,389.74
June 30, 2005         568.673       1,439.18
                    ---------
                    1,217.226
                    =========

Item 3. Defaults upon Senior Securities.

        Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits.

        The following exhibits are included herewith:

31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2005.

                                        QUADRIGA SUPERFUND, L.P.
                                        (Registrant)

                                        By: Superfund Capital Management, Inc.
                                        General Partner


                                        By: /s/ Christian Baha
                                            ------------------------------------
                                            Christian Baha
                                            President and Chief Executive
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