Form 10-Q
period 2005-09-30
QUADRIGA SUPERFUND
filed 2005-11-14
CIK 1168990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File number:     333-88460
                            ---------


                            QUADRIGA SUPERFUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

       Delaware                                             98-0375395
------------------------                     -----------------------------------
 (State of Organization)                    (IRS Employer Identification Number)

Le Marquis Complex, Unit 5
P.O. Box 1479
Grand Anse
St. George's, Grenada
West Indies                                                   N/A
----------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip Code)

(473) 439-2418
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock as of the close business on __________________.


                     Total number of Pages: 33 plus exhibits

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Quadriga Superfund, L.P. - Series A are included in Item 1:

                                                                                                                  Page
                                                                                                                  ----
  FINANCIAL STATEMENTS

         Statements of Assets and Liabilities as of September 30, 2005 (unaudited)
         and December 31, 2004 (audited)                                                                           3

         Condensed Schedule of Investments as of September 30, 2005 (unaudited)                                    4

         Condensed Schedule of Investments as of December 31, 2004 (audited)                                       6

         Statements of Operations for the three months ended September 30, 2005 and
               September 30, 2004 (unaudited) and for nine months ended September 30, 2005                         8
          and September 30, 2004 (unaudited)

         Statements of Changes in Net Assets for the nine months ended September 30, 2005
               and September 30, 2004 (unaudited)                                                                  9

         Statements of Cash Flows for the nine months ended September 30, 2005 and
               September 30, 2004 (unaudited)                                                                      10


The following financial statements of Quadriga Superfund, L.P. - Series B are included in Item 1:

                                                                                                                  Page
                                                                                                                  ----
  FINANCIAL STATEMENTS

            Statements of Assets and Liabilities as of September 30, 2005 (unaudited)
            and December 31, 2004 (audited)                                                                        11

            Condensed Schedule of Investments as of September 30, 2005 (unaudited)                                 12

            Condensed Schedule of Investments as of December 31, 2004 (audited)                                    14

            Statements of Operations for the three months ended September 30,
            2005 and September 30, 2004 (unaudited) and for nine months ended
            September 30, 2005 and September 30, 2004 (unaudited)                                                  16

            Statements of Changes in Net Assets for the nine months ended September 30, 2005 and
                  September 30, 2004 (unaudited)                                                                   17

            Statements of Cash Flows for the nine months ended September 30, 2005 and September  30,  2004
            (unaudited)                                                                                           18

   NOTES TO SERIES A AND SERIES B UNAUDITED FINANCIAL STATEMENTS DATED SEPTEMBER 30, 2005                        19-22


QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)



                                                     SEPTEMBER 30,             DECEMBER 31,
                                                          2005                    2004
                                                     -------------             -----------
ASSETS

US GOVERNMENT SECURITIES, at market
   cost $44,818,443 and $25,593,575 as of
   September 30, 2005 and December 31, 2004           $44,818,443               $25,638,997

DUE FROM BROKERS                                        3,445,148                 4,165,004

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS         847,453                 1,801,065

FUTURES CONTRACTS PURCHASED                             3,886,089                   294,377

FUTURES CONTRACTS SOLD                                  1,060,027                    30,355

CASH                                                    3,321,729                   911,222
                                                      -----------               -----------

        Total assets                                   57,378,889                32,841,020
                                                      -----------               -----------


LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS         446,417                   410,499

ADVANCE SUBSCRIPTIONS                                   3,255,800                   475,850

FEES PAYABLE                                              321,430                   186,402
                                                      -----------               -----------

        Total liabilities                               4,023,647                 1,072,751
                                                      -----------               -----------

NET ASSETS                                            $53,355,242               $31,768,269
                                                      -----------               -----------

NUMBER OF UNITS                                        40,132.994                21,660.138

NET ASSETS VALUE PER SHARE                            $  1,329.46               $  1,466.67
                                                      -----------               -----------



See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2005 (UNAUDITED)


                                                                                        PERCENTAGE OF      MARKET OR
                                                                       FACE VALUE        NET ASSETS        FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
     United States Treasury Bills due
     December 1, 2005 (cost $44,818,443),
     securities are held in margin accounts
     as collateral for open futures and forwards                     $  45,050,000         84.0%          $ 44,818,443
                                                                                           ----           ------------

FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS

     CURRENCIES                                                                             0.9%          $    480,540
     METALS                                                                                 0.7                366,913
                                                                                           ----           ------------
       Total unrealized appreciation on forward contracts                                   1.6                847,453
                                                                                           ----           ------------

  UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
                                                                                                              (446,417)
     CURRENCIES                                                                            (0.9)
                                                                                           ----           ------------

       Total unrealized depreciation on forward contracts                                  (0.9)              (446,417)
                                                                                           ----           ------------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                      0.7%          $    401,036
                                                                                           ----           ------------

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED

     CURRENCY                                                                              (0.5)          $   (262,131)
     ENERGY                                                                                 0.9                464,325
     FINANCIAL                                                                             (0.1)               (43,623)

     FOOD & FIBER                                                                           0.1                 36,565

     INDICES                                                                                1.8                955,016
     METALS                                                                                 5.1              2,735,937
                                                                                           ----           ------------
       Total futures contracts purchase                                                     7.3              3,886,089
                                                                                           ----           ------------

  FUTURES CONTRACTS SOLD
     CURRENCY                                                                               1.4                756,238
     FINANCIAL                                                                              0.1                 53,062
     FOOD & FIBER                                                                           0.5                250,727
                                                                                           ----           ------------
       Total futures contracts sold                                                         2.0              1,060,027
                                                                                           ----           ------------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                      9.3%          $  4,946,116
                                                                                           ----           ------------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
  JAPAN                                                                                    3.1 %          $  1,643,062
  UNITED KINGDOM                                                                           (0.1)               (34,016)
  UNITED STATES                                                                             5.1              2,733,972
  OTHER                                                                                     1.9              1,004,134
                                                                                           ----           ------------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                             10.0%          $  5,347,152
                                                                                           ----           ------------




See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004 (AUDITED)


                                                                                               PERCENTAGE OF       MARKET OR
                                                                           FACE VALUE           NET ASSETS        FAIR VALUE
 DEBT SECURITIES UNITED STATES, AT MARKET
     United States Treasury Bills due
     June 2, 2005 (cost $25,593,575),
     securities are held in margin
     accounts as collateral for open futures and forwards                 25,900,000           80.7%             $  25,638,997
                                                                                               ----              -------------
FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS

     CURRENCIES                                                                                 1.9%             $     617,030
     METALS                                                                                     3.7                  1,184,035
                                                                                               ----              -------------
       Total unrealized appreciation on forward contracts                                       5.6                  1,801,065
                                                                                               ----              -------------

UNREALIZED DEPRECIATION ON FORWARD CONTRACTS

     CURRENCIES                                                                                (0.5)                  (147,157)
     METALS                                                                                    (0.8)                  (263,342)
                                                                                               ----              -------------
       Total unrealized depreciation on forward contracts                                      (1.3)                  (410,499)
                                                                                               ----              -------------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                          4.3%             $   1,390,566
                                                                                               ----              -------------

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED

    FINANCIAL                                                                                   0.3              $      93,025
    FOOD & FIBER                                                                                0.0*                      (627)
    GRAINS                                                                                      0.2                     60,185
    INDICES                                                                                     1.8                    559,742
    LIVESTOCK                                                                                   0.1                     17,540
    METALS                                                                                     (1.4)                  (435,488)
                                                                                               ----              -------------
      Total futures contracts purchase                                                          1.0                    294,377
                                                                                               ----              -------------

  FUTURES CONTRACTS SOLD
    FOOD & FIBER                                                                               0.0*                     (8,703)
    GRAINS                                                                                     0.0*                     45,432
    INDICES
    WOOD & RUBBER                                                                              (0.1)                   (40,874)
                                                                                               ----              -------------
      Total futures contracts sold                                                              0.0                     30,355
                                                                                               ----              -------------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                          1.0%             $     324,732
                                                                                               ----              -------------

FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION

    CANADA                                                                                      0.5%             $     158,626
    JAPAN                                                                                       0.6                    195,919
    UNITED KINGDOM                                                                              3.7                  1,176,366
    UNITED STATES                                                                               0.2                     82,147
    OTHER                                                                                       0.3                    102,240
                                                                                               ----              -------------

TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                                  5.3%             $   1,715,298
                                                                                               ----              -------------



* Due to rounding

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                2005              2004             2005            2004
                                             -----------      -----------      ----------       ------------
INVESTMENT INCOME, interest                  $   320,899      $    79,511      $   685,071      $   182,263
                                             -----------      -----------      -----------      -----------

EXPENSES
   Management fee                                217,432          113,242          496,624          311,329
   Organization and offering expenses            117,531           61,213          268,445          168,286
   Operating expenses                             17,630            9,182           40,267           25,242
   Selling commission                            470,123          244,848        1,073,781          673,141
   Incentive fee                                       -                -                -          651,950
   Brokerage commissions                         551,853          244,937        1,265,740          635,428
   Other                                             434           16,207            1,401           33,590
                                             -----------      -----------      -----------      -----------

        Total expenses                         1,375,003          689,629        3,146,258        2,498,966
                                             -----------      -----------      -----------      -----------

NET INVESTMENT LOSS                           (1,054,104)        (610,118)      (2,461,187)      (2,316,703)
                                             -----------      -----------      -----------      -----------

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS
   Net realized loss on futures
     and forward contracts                        (8,646)      (2,839,090)      (3,364,894)      (2,042,213)
   Net change in unrealized appreciation
     on futures and forward contracts          2,827,548        4,160,695        3,631,854        2,504,617
                                             -----------      -----------      -----------      -----------


NET GAIN ON INVESTMENTS                        2,818,902        1,321,605          266,690          462,404
                                             -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN
   NET ASSETS FROM OPERATIONS                $ 1,764,798      $   711,487      $(2,194,227)     $(1,854,299)
                                             -----------      -----------      -----------      -----------


See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)


                                                                    2005             2004
                                                               ------------      ------------
DECREASE IN NET ASSETS FROM OPERATIONS
   Net investment loss                                         $ (2,461,187)     $ (2,316,703)

   Net realized loss on futures and forward contracts            (3,364,894)       (2,042,213)

   Net change in unrealized appreciation on futures
     and forward contracts                                        3,631,854         2,504,617
                                                               ------------      ------------

NET DECREASE IN NET ASSETS FROM OPERATIONS                       (2,194,227)       (1,854,299)

CAPITAL SHARE TRANSACTIONS
   Issuance of Units                                             27,406,454        13,470,189
   Redemption of Units
                                                                 (3,625,254)       (1,931,611)
                                                               ------------      ------------

NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS       23,781,200        11,538,578

NET INCREASE IN NET ASSETS                                       21,586,973         9,684,279

NET ASSETS, beginning of period                                  31,768,269        16,144,789
                                                               ------------      ------------
NET ASSETS, end of period                                      $ 53,355,242      $ 25,829,068
                                                               ------------      ------------


UNITS, beginning of period                                       21,660.138        12,256.648
ISSUANCE OF UNITS                                                21,224.899        10,057.734
REDEMPTION OF UNITS                                              (2,752.043)       (1,534.168)
                                                               ------------      ------------

UNITS, end of period                                             40,132.994        20,780.214
                                                               ------------      ------------


See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES A
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)


                                                                                         2005                2004
                                                                                     ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net decrease in net assets from operations                                        $ (2,194,227)     $ (1,854,299)

   Adjustments to reconcile decrease in net assets to net cash used in operating activities:
     Changes in operating assets and liabilities:
        US Government securities                                                      (19,179,446)       (7,474,346)
        Due from brokers                                                                  719,856           174,406
        Unrealized appreciation on open forward contracts                                 953,612          (680,219)
        Futures contracts purchased                                                    (3,591,712)       (1,513,270)
        Unrealized depreciation on open forward contracts                                  35,918           (92,264)
        Futures contracts sold                                                         (1,029,672)         (218,864)
        Fees payable                                                                      135,028            56,823
                                                                                     ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (24,150,643)      (11,602,033)
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions                               30,186,404        13,056,328

   Redemptions, net of redemption payable                                              (3,625,254)       (1,939,651)
                                                                                     ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              26,561,150        11,116,677
                                                                                     ------------      ------------

NET INCREASE (DECREASE) IN CASH                                                         2,410,507          (485,356)

CASH, beginning of period                                                                 911,222         1,597,546
                                                                                     ------------      ------------

CASH, end of period                                                                  $  3,321,729      $  1,112,190
                                                                                     ------------      ------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
   2004 subscriptions received in 2003                                                                 $  1,097,282
                                                                                                       ------------

   2005 subscriptions received in 2004                                               $   475,850
                                                                                    ------------




See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)


                                                            SEPTEMBER 30, 2005      DECEMBER 31, 2004
                                                            ------------------      -----------------
ASSETS

US GOVERNMENT SECURITIES, at market
   cost $34,274,419 and $32,907,267 as of
   September 30, 2005 and December 31, 2004                     $34,274,419            $32,964,488

DUE FROM BROKERS                                                  1,132,669              6,206,789

UNREALIZED APPRECIATION ON OPEN FORWARD CONTRACTS                   895,788              3,433,661

FUTURES CONTRACTS PURCHASED                                       4,255,067                503,878

FUTURES CONTRACTS SOLD                                            1,138,334                 53,415

CASH                                                                239,654              1,826,691
                                                                -----------            -----------

        Total assets                                             41,935,931             44,988,922
                                                                -----------            -----------


LIABILITIES

UNREALIZED DEPRECIATION ON OPEN FORWARD CONTRACTS                   472,472                976,707

ADVANCE SUBSCRIPTIONS                                               140,922              1,288,630

REDEMPTION PAYABLE                                                  122,997                      -

FEES PAYABLE                                                        115,888                249,221
                                                                -----------            -----------

        Total liabilities                                           852,279              2,514,558
                                                                -----------            -----------

NET ASSETS                                                      $41,083,652            $42,474,364
                                                                -----------            -----------

NUMBER OF UNITS                                                  27,146.837             24,547.544

NET ASSETS VALUE PER SHARE                                      $  1,513.39            $  1,730.29
                                                                -----------            -----------



See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2005 (UNAUDITED)


                                                                                         PERCENTAGE OF      MARKET OR
                                                                   FACE VALUE              NET ASSETS       FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
  United States Treasury Bills Due December 1, 2005
  (cost $34,274,419), Securities are held in margin
  accounts as collateral for open futures and forwards            $  34,450,000              83.4%          $34,274,419
                                                                                             ----           -----------


FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS
        CURRENCIES                                                                            1.2%          $   506,063
        METALS                                                                                1.0               389,725
                                                                                             ----           -----------
          Total unrealized appreciation on
             forward contracts                                                                2.2               895,788
                                                                                             ----           -----------


UNREALIZED DEPRECIATION ON FORWARD CONTRACTS
        CURRENCIES                                                                           (1.2)             (472,472)
                                                                                             ----           -----------
           Total unrealized depreciation on
              forward contracts                                                              (1.2)             (472,472)
                                                                                             ----           -----------


TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                        1.0%          $   423,316
                                                                                             ----           -----------


FUTURES CONTRACTS, AT FAIR VALUE
    FUTURES CONTRACTS PURCHASED
        CURRENCY                                                                             (0.7)%         $  (276,305)
        ENERGY                                                                                1.3               543,991
        FINANCIAL                                                                             0.0*               23,490
        FOOD & FIBER                                                                          0.1                38,705
        INDICES                                                                               2.5             1,010,568
        METALS                                                                                7.1             2,914,618
                                                                                             ----           -----------
            Total futures contracts purchased                                                10.3             4,255,067
                                                                                             ----           -----------
FUTURES CONTRACTS SOLD
       CURRENCY                                                                               2.0               802,437
       FINANCIAL                                                                              0.1                56,312
       FOOD & FIBER                                                                           0.7               279,585
                                                                                             ----           -----------
             Total futures contracts sold                                                     2.8             1,138,334
                                                                                             ----           -----------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                       13.1%          $ 5,393,401
                                                                                             ----           -----------


FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION
      JAPAN                                                                                   4.3%          $ 1,782,057
      UNITED KINGDOM                                                                          0.2                90,313
      UNITED STATES                                                                           7.8             3,186,484
      OTHER                                                                                   1.8               757,863
                                                                                             ----           -----------
TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                               14.1%          $ 5,816,717
                                                                                             ----           -----------




* Due to rounding



See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004 (AUDITED)


                                                                                   PERCENTAGE OF               MARKET OR
                                                          FACE VALUE                 NET ASSETS                FAIR VALUE
DEBT SECURITIES UNITED STATES, AT MARKET
     United States Treasury Bills due
     June 2, 2005 (cost $32,907,267),
     securities are held in margin
     accounts as collateral for open
     futures and forwards                               $   33,300,000                77.6%                    $32,964,488
                                                                                      ----                     -----------

FORWARD CONTRACTS, AT FAIR VALUE
  UNREALIZED APPRECIATION ON FORWARD CONTRACTS

     CURRENCIES                                                                        2.7%                    $ 1,160,542
     METALS                                                                            5.4                       2,273,119
                                                                                      ----                     -----------
       Total unrealized appreciation on
          forward contracts                                                            8.1                       3,433,661
                                                                                      ----                     -----------

 UNREALIZED DEPRECIATION ON FORWARD CONTRACTS

     CURRENCIES                                                                       (0.7)                       (277,021)
     METALS                                                                           (1.6)                       (699,686)
                                                                                      ----                     -----------
       Total unrealized depreciation on
          forward contracts                                                           (2.3)                       (976,707)
                                                                                      ----                     -----------

TOTAL FORWARD CONTRACTS, AT FAIR VALUE                                                 5.8%                    $ 2,456,954
                                                                                      ----                     -----------

FUTURES CONTRACTS, AT FAIR VALUE
  FUTURES CONTRACTS PURCHASED
     FINANCIAL                                                                         0.3                     $   136,558
     FOOD & FIBER                                                                      0.0*                         (1,143)
     GRAINS                                                                            0.2                         109,485
     INDICES                                                                           2.5                       1,051,088
     LIVESTOCK                                                                         0.0*                         30,900
     METALS                                                                           (1.9)                       (823,010)
                                                                                      ----                     -----------
       Total futures contracts purchased                                               1.1                         503,878
                                                                                      ----                     -----------

  FUTURES CONTRACTS SOLD
     FOOD & FIBER                                                                      0.0*                        (16,281)
     GRAINS                                                                            0.2                          80,231
     INDICES                                                                           0.2                          64,500
     WOOD & RUBBER                                                                    (0.2)                        (75,035)
                                                                                      ----                     -----------
       Total futures contracts sold                                                    0.2                          53,415
                                                                                      ----                     -----------

TOTAL FUTURES CONTRACTS, AT FAIR VALUE                                                 1.3%                    $   557,293
                                                                                      ----                     -----------


FUTURES AND FORWARD CONTRACTS BY COUNTRY COMPOSITION

  CANADA                                                                               0.7                     $   291,605
  JAPAN                                                                                0.8                         360,659
  UNITED KINGDOM                                                                       4.8                       2,026,818
  UNITED STATES                                                                        0.4                         155,681
  OTHER                                                                                0.4                         179,484
                                                                                      ----                     -----------

TOTAL FUTURES AND FORWARD CONTRACTS BY COUNTRY                                         7.1%                    $ 3,014,247
                                                                                      ----                     -----------


* Due to rounding


See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                             2005             2004             2005             2004
                                                          -----------      -----------      -----------      -----------
INVESTMENT INCOME, interest                               $   297,409      $    98,700      $   766,210      $   233,717

EXPENSES
   Management fee                                             187,535          145,388          546,091          418,649
   Organization and offering expenses                         101,370           78,588          295,185          226,297
   Operating expenses                                          15,206           11,789           44,277           33,945
   Selling commission                                         405,481          314,351        1,180,739          905,187
   Incentive fee                                                    -                -                -        1,158,857
   Brokerage commissions                                      591,667          438,743        1,672,423        1,199,328
   Other                                                          411           29,934            1,046           64,963
                                                          -----------      -----------      -----------      -----------

        Total expenses                                      1,301,670        1,018,793        3,739,761        4,007,226
                                                          -----------      -----------      -----------      -----------

NET INVESTMENT LOSS                                        (1,004,261)        (920,093)      (2,973,551)      (3,773,509)
                                                          -----------      -----------      -----------      -----------

REALIZED AND UNREALIZED GAIN
(LOSS) ON INVESTMENTS
   Net realized gain (loss) on futures
     and forward contracts                                  1,634,123       (5,006,865)      (5,111,702)      (3,758,228)
     Net change in unrealized appreciation on
       futures and forward contracts                        1,404,668        7,240,787        2,802,470        4,317,445
                                                          -----------      -----------      -----------      -----------

NET GAIN (LOSS) ON INVESTMENTS                              3,038,791        2,233,922       (2,309,232)         559,217
                                                          -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS     $ 2,034,530      $ 1,313,829      $(5,282,783)     $(3,214,292)
                                                          -----------      -----------      -----------      -----------


See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)


                                                                           2005              2004
                                                                       -----------       -----------
DECREASE IN NET ASSETS FROM OPERATIONS
    Net investment loss                                                (2,973,551)       (3,773,509)

    Net realized loss on futures and forward contracts                 (5,111,702)       (3,758,228)
    Net change in unrealized appreciation on futures and forward
      contracts                                                         2,802,470         4,317,445
                                                                     ------------      ------------

NET DECREASE IN NET ASSETS FROM OPERATIONS                             (5,282,783)       (3,214,292)

CAPITAL SHARE TRANSACTIONS
   Issuance of Units                                                    9,920,376        17,067,911
   Redemption of Units                                                 (6,028,305)       (2,420,815)
                                                                     ------------      ------------
NET INCREASE IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS              3,892,071        14,647,096
                                                                     ------------      ------------

NET INCREASE (DECREASE) IN NET ASSETS                                  (1,390,712)       11,432,804

NET ASSETS, beginning of period
                                                                       42,474,364        22,136,771
                                                                     ------------      ------------

NET ASSETS, end of period                                            $ 41,083,652      $ 33,569,575
                                                                     ------------      ------------


UNITS, beginning of period                                             24,547.544        14,945.226
ISSUANCE OF UNITS                                                       6,567.333        11,483.511
REDEMPTION OF UNITS                                                    (3,968.040        (1,971.276)
                                                                     ------------      ------------

                                                                       27,146.837        24,457.461
                                                                     ------------      ------------
UNITS, end of period




See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. - SERIES B
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

                                                                          2005              2004
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net decrease in net assets from operations                         $ (5,282,783)     $ (3,214,292)
   Adjustments to reconcile decrease in net assets
    to net cash used in operating activities:
     Changes in operating assets and liabilities:
        US Government securities                                        (1,309,931)       (6,902,135)
        Due from/to brokers                                              5,074,120           131,844
        Unrealized appreciation on open forward contracts                2,537,873        (1,130,168)
        Futures contracts purchased                                     (3,751,189)       (2,501,514)
        Unrealized depreciation on open forward contracts                 (504,235)         (171,598)
        Futures contracts sold                                          (1,084,919)         (514,165)
        Fees payable                                                      (133,333)           67,083
                                                                      ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                   (4,454,397)      (14,234,945)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Subscriptions, net of change in advance subscriptions                 8,772,668        17,060,911
   Redemptions, net of redemption payable                               (5,905,308)       (2,428,967)
                                                                      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                2,867,360        14,631,944
                                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH                                         (1,587,037)          396,999

CASH, beginning of period                                                1,826,691           854,910
                                                                      ------------      ------------
CASH, end of period                                                   $    239,654         1,251,909
                                                                      ------------      ------------
Supplemental disclosure of noncash financing activities:
     2004 contributions received in 2003
                                                                                        $    920,395
                                                                                        ------------
     2005 contributions received in 2004                              $  1,288,630
                                                                      ------------

     Redemption payable                                               $    122,997                 -
                                                                      ------------      ------------


See accompanying notes to financial statements.

                    QUADRIGA SUPERFUND, L.P. - SERIES A AND B
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

3. DUE FROM/TO BROKERS

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities.

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

4. ALLOCATION OF NET PROFITS AND LOSSES

In accordance with the Fund's First Amended and Restated Limited Partnership Agreement dated January 15, 2005 (the "Limited Partnership Agreement"), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Advance subscriptions represent cash received prior to September 30, 2005 for subscriptions of the subsequent month and do not participate in the earnings of the Fund until October 1, 2005.

5. RELATED PARTY TRANSACTIONS

In accordance with the "Limited Partnership Agreement", the General Partner shall be paid a monthly management fee equal to one-twelfth of 1.85% (1.85% per annum), a monthly organization and offering fee equal to one-twelfth of 1% (1% per annum) and monthly operating expenses equal to one-twelfth of .15% (.15% per annum). Superfund Asset Management, Inc., an entity related to the General Partner by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. Units purchased on or after February 28, 2005 are subject to a maximum cumulative selling commission per Unit of 10%.

The General Partner will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

6. FINANCIAL HIGHLIGHTS

Financial highlights for the period January 1, 2005 through September 30, 2005 are as follows:

                                                   SERIES A       SERIES B
                                                  ---------       ---------

Total  return
Total return before incentive fees                     (9.4)%         (12.5)%
Incentive fees                                          0.0             0.0

Total  return after incentive fees                     (9.4)%         (12.5)%
                                                  =========       =========

Ratio to average partners' capital
Operating expenses before incentive fees               (8.9)%          (9.5)%
Incentive fees                                          0.0             0.0
                                                  ---------       ---------

Total expenses                                         (8.9)%          (9.5)%
                                                  =========       =========

Net investment loss before incentive fee               (7.0)%          (7.5)%
                                                  ---------       ---------

Net asset value per unit, beginning of period     $1,466.67       $1,730.29
Net decrease in net assets from operations          (137.21)        (216.90)
                                                  ---------       ---------

Net asset value per unit, end of period           $1,329.46       $1,513.39
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

Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counter party to the transactions. The Fund's risk of loss in the event of counter party default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund's assets are ADM Investor Services Inc., FIMAT USA, LLC., Bear Stearns & Co. Inc., Barclays Capital Inc. and Man Financial.

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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Fund's business, these instruments may not be held to maturity.

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

9. COMMITMENTS AND CONTINGENCIES

On March 10, 2005, Superfund Capital Management, Inc., the General Partner of Quadriga Superfund L.P., received written notice from the Internal Revenue Service (the IRS) directed to Quadriga Superfund, L.P. that a late filing penalty in the amount of $357,500, together with accrued interest in the amount of $3,095.98, was owed to the IRS in relation to Quadriga Superfund L.P.'s 2003 income tax filings. The penalty and interest assessment were the result of the assertion by the IRS that Quadriga Superfund, L.P. did not file timely extensions and, therefore, timely tax filings for 2003. RK Alternative Investment, Inc., the tax accountant that prepared and submitted the income tax returns for Quadriga Superfund, L.P., has appealed the penalty and provided evidence of timely filings to the IRS. Based upon information provided by RK Alternative Investment, Inc., Superfund Capital Management, Inc., believes that the penalty and interest will be withdrawn by the IRS after the appeal is considered. In the event that any or all of the penalty and/or interest balance is not withdrawn after appeal, Superfund Capital Management, Inc. has committed to assume any and all liability for the penalty and/or interest. As such, Quadriga Superfund, L.P. and its limited partners will not incur any liability should the penalty and interest assessment not be withdrawn by the IRS on appeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Quadriga Superfund, L.P. commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended September 30, 2005, subscriptions totaling $22,027,897 have been accepted and redemptions over the same period totaled $3,372,780.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005

Series A:

     Net results for the quarter ended September 30, 2005 were a gain of 3.21% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.58%, trading performance (including commissions) of 4.12% and charges of 1.49% due to management fees, organization expenses, operating expenses, and selling commissions. At September 30, 2005, the net asset value per unit of Series A was $1,329.46.

Series B:

     Net results for the quarter ended September 30, 2005 were a gain of 5.16% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.75%, trading performance (including commissions) of 6.20% and charges of 1.79% due to management fees, organization expenses, operating expenses, and selling commissions. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At September 30, 2005, the net asset value per unit of Series B was $1,513.39.

Fund results for July 2005:

     Stock indices were on the rise again and therefore the fund's long positions in these markets were profitable.

     In contrary, long positions in bonds, notes and interest markets produced losses as prices in these futures markets declined.

     Combined long and short positions in the currencies didn't produce any significant performance, as the trends were inconsistent and trading was quite volatile.

     In the energy sector, long positions took profit again from the slightly rising price levels.

     For the month of July 2005, Series A lost 2.85% and Series B lost 3.68%, including charges.

Fund results for August 2005:

     With the exception of Japanese markets, the upward trend of world stock indices reversed in August, resulting in losses to the Fund's long positions.

     The rise of energy prices continued and a shortage in supplies due to Hurricane Katrina in the Gulf Coast area of the United States led to new all time highs on the crude oil markets. The Fund's long positions in this sector performed well as a result.

     The Fund's short positions in foreign currencies incurred losses as the U.S. Dollar weakened versus most currencies.

     The grain markets trended downward with soy products trading at 6-month lows. As a result, the Fund's short positions in these markets performed positively.

     For the month of August 2005, Series A gained 5.69% and Series B gained 8.02%, each including charges.

Fund results for September 2005:

     In the month of September, world stock market indices, most notably Asian indices, were moving upwards; therefore Quadriga Superfund L.P.'s ("the Fund's") long positions gained.

     Conversely, worldwide treasuries traded lower for the month, resulting in losses for the Fund's long positions in these markets.

     The major metals markets - especially Gold - trended higher during September and provided a positive result for the "long" strategy established by the Fund's trading system.

     Long positions in foreign currencies markets were unsuccessful this month due to the strengthening of the U.S. Dollar.

     In September 2005, the net asset value of Series A and B increased by 0.51% and 1.06%, respectively, including charges.

For the third quarter of 2005, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the bonds and notes.

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

     During the month of January 2005, Series A lost 9.87% and Series B lost 14.74%,including charges.

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

Three Months Ended September 30, 2004:

Series A:

     Net results for the quarter ended September 30, 2004 were a gain of 2.72% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.19%, trading performance (including commissions) of 3.54% and charges of 1.01% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. At September 30, 2004, the net asset value per unit of Series A was $1,242.96.

Series B:

     Net results for the quarter ended September 30, 2004 were a gain of 4.00% in net asset value compared to the preceding quarter. This increase consisted of interest income of 0.30%, trading performance (including commissions) of 5.37% and charges of 1.67% due to management fees, organization expenses, operating expenses, selling commissions and incentive fees. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B's leverage of approximately 1.5 times Series A. At September 30, 2004, the net asset value per unit of Series B was $1,372.57.

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


Three Months Ended June 30, 2004

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

OFF-BALANCE SHEET ARRANGEMENTS

     The Fund does not engage in off-balance sheet arrangements with other entities.

CONTRACTUAL OBLIGATIONS

     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund's sole business is trading futures, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Funds for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series' open future and forward currency contracts at September 30, 2005 and December 31, 2004.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

     The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2005. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of September 30, 2005 and June 30, 2005, the net assets for Series A were $53,355,242 and $31,565,019, respectively, and the net assets for Series B as of such dates were $41,083,652 and $40,419,427, respectively.

Series A as of September 30, 2005:

SECTOR                        MARKET RISK (USD)        % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                         1,351,175                        2.53
Financial Futures                     1,161,545                        2.18
Currencies                            5,907,756                       11.07
Agricultural Products                   422,444                        0.79
Energy                                1,324,149                        2.48
Metals                                1,697,938                        3.18


Series B as of September 30, 2005:


SECTOR                        MARKET RISK (USD)        % OF TOTAL CAPITALIZATION (NET ASSETS)
Stock Indices                         1,432,917                        3.49
Financial Futures                     1,229,840                        3.00
Currencies                            8,458,329                       20.59
Agricultural Products                   446,790                        1.09
Energy                                1,401,475                        3.41
Metals                                1,798,853                        4.38


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

     The following were the primary trading risk exposures of the Fund as of September 30, 2005 by market sector.

Currencies

     The Fund's currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g. positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. As of September 30, 2005 the exposure to these markets was the highest among all market groups.

Interest Rates

     Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of September 30, 2005 the exposure to these markets was relatively low in comparison to historic levels.


Stock Indices

     Generally, the Fund's primary exposure is to the equity price risk in the G-8 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous smaller losses. As of September 30, 2005 the exposure to these markets was similar to historic levels.

Energy

     The Fund's primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. As of September 30, 2005, the exposure to these markets was relatively low in comparison to historic levels.

Metals

     The Fund's metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of September 30, 2005 was similar to historic levels.

Agricultural Market

     The Fund's agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of September 30, 2005 was the lowest among all market groups.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

     On March 10, 2005, Superfund Capital Management, Inc., the General Partner of Quadriga Superfund L.P., received written notice from the Internal Revenue Service (the IRS) directed to Quadriga Superfund, L.P. that a late filing penalty in the amount of $357,500, together with accrued interest in the amount of $3,095.98, was owed to the IRS in relation to Quadriga Superfund L.P.'s 2003 income tax filings. The penalty and interest assessment were the result of the assertion by the IRS that Quadriga Superfund, L.P. did not file timely extensions and, therefore, timely tax filings for 2003. RK Alternative Investment, Inc., the tax accountant that prepared and submitted the income tax returns for Quadriga Superfund, L.P., has appealed the penalty and provided evidence of timely filings to the IRS. Based upon information provided by RK Alternative Investment, Inc., Superfund Capital Management, Inc., believes that the penalty and interest will be withdrawn by the IRS after the appeal is considered. In the event that any or all of the penalty and/or interest balance is not withdrawn after appeal, Superfund Capital Management, Inc. has committed to assume any and all liability for the penalty and/or interest. As such, Quadriga Superfund, L.P. and its limited partners will not incur any liability should the penalty and interest assessment not be withdrawn by the IRS on appeal.

     Except as described in the preceding paragraph, the Fund is unaware of any
(i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund's operations.

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

     During the period covered by this report, PFPC, Inc. became the administrator of the Fund, replacing the previous administrator, RK Consulting, L.L.C. Other than the change in administrator, there have been no significant changes in the Fund's internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

        The following tables summarize the redemptions by investors during the three months ended September 30, 2005:

        Series A:

         Month                  Units Redeemed      NAV per Unit ($)
         -----                  --------------      ----------------
         July 31, 2005             356.417              1,251.48
         August 31, 2005           197.178              1,322.67
         September 30, 2005        531.945              1,329.46
                                 ---------
                                 1,085,045
                                 =========

        Series B:

         Month                  Units Redeemed      NAV per Unit ($)
         -----                  --------------      ----------------
         July 31, 2005            291.654               1,386.27
         August 31, 2005          676.983               1,497.48
         September 30, 2005       227.645               1,513.39
                                ---------
                                1,196.282

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

31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2005.


                                          QUADRIGA SUPERFUND, L.P.
                                                 (Registrant)

                                         By: Superfund Capital Management, Inc.
                                         General Partner

                                         By: /s/ Christian Baha
                                         ---------------------------------------
                                         Christian Baha
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