Form 10-K
period 2005-12-31
QUADRIGA SUPERFUND
filed 2006-03-31
CIK 1168990

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number 000-51634
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
QUADRIGA SUPERFUND, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0375395

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
LE MARQUIS COMPLEX
UNIT 5
P.O. BOX 1479
GRAND ANSE
ST. GEORGE’S GRENADA
WEST INDIES
Registrant’s telephone number, including area code: (473) 439-2418
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark if the disclosure document of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
     Prospectus dated December 13, 2005, as supplemented on March 14, 2006, included within Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-122229), is incorporated by reference into Item I.

PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
     Quadriga Superfund, L.P. (the “Fund”) is a limited partnership which was organized on May 3, 2002 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the First Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund is organized as two separate series of limited partnership units (the “Units”), Series A and Series B. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and equity markets. Specifically, the Fund trades a portfolio of more than 100 futures and cash foreign currency markets using a fully automated computerized trading system. The general partner and trading manager of the Fund is Superfund Capital Management, Inc., formerly known as Quadriga Capital Management, Inc., (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is subject to the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission (the “CFTC”), and the rules of the National Futures Association (the “NFA”).
     The Fund originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of 200,000 Units at $1,000 each, which registration statement was declared effective on October 22, 2002. The Fund filed an amended registration statement on October 31, 2002 with the U.S. Securities and Exchange Commission to include certain disclosures requested by specific states in which the Fund is selling Units. The Unit selling price during the initial offering period, which ended on October 31, 2002, was $1,000. Since November 1, 2002, Units have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The selling price per Unit during the continuing offering period is the net asset value per Unit as of the last business day of the month in which the subscription is accepted.
     The Fund’s latest registration statement amendment was declared effective on December 13, 2005 by the Securities and Exchange Commission. A total of $114,369,170 has been invested in the initial and continuing offering periods through December 31, 2005, and a total of $22,594,419 in investments has been redeemed during these same periods.
     In addition to making all trading decisions in its capacity as trading manager, Superfund Capital Management conducts and manages all aspects of the business and administration of the Fund in its role as general partner.
     The Fund will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Fund’s stated term of December 31, 2050; (b) an election to dissolve the Fund at any time by Limited Partners owning more than 50% of the Units then outstanding; (c) the withdrawal of Superfund Capital Management as general partner unless one or more new general partners have been elected or appointed pursuant to the of Limited Partnership Agreement; or (d) with respect to

Series A and Series B Units, a decline in the aggregate net assets of such a Series to less than $500,000 after commencement of trading.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     The Fund’s business constitutes only one segment, i.e., a speculative commodity pool. The Fund does not engage in sales of goods or services. Financial information regarding the Fund’s business is set forth in Item 6 “Selected Financial Data,” Item 8 “Financial Statements and Supplementary Data” and in the Fund’s financial statements included as Exhibit 13.01 to this report.
NARRATIVE DESCRIPTION OF THE BUSINESS
     A description of the business of the Fund, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges to Each Series” and such description is incorporated herein by reference from the Prospectus.
     The Fund conducts its business in one industry segment, the speculative trading of futures and forward contracts and options thereon. The Fund is a market participant in the “managed futures” industry. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds such as the Fund, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Fund has no employees, and does not engage in the sale of goods or services.
     The Fund trades on domestic and international exchanges in up to approximately 100 futures and forward market contracts: currencies, livestock, agricultural, metals, interest rate instruments, energies, stock indices, and grains. Trading decisions are made using a fully automated computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Fund will fluctuate from time to time.
     The Fund may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Superfund Capital Management will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to what Superfund Capital Management believes is an increasing utilization of computerized trading methods similar in general to those used by Superfund Capital Management.
     Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers.” The Act requires “commodity pool operators” such as Superfund Capital Management and commodity brokers or “futures commission merchants” such as the Fund’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. Superfund Capital Management and the Fund’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Superfund Capital Management’s registration as a commodity pool operator was terminated or suspended, Superfund Capital Management would be unable to continue to manage its business or the Fund. Should Superfund Capital Management’s registration be suspended, termination of the Fund might result.
     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
The Fund does not engage in sales of goods or services, or own any long lived assets. Therefore this item is not applicable.
ITEM 1A. RISK FACTORS
MARKET RISKS
Possible Total Loss of an Investment in each Series
Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, an investor could lose all or substantially all of its investment in each Series.
Each Series Will be Highly Leveraged
Because the amount of margin funds necessary to be deposited with a clearing broker in order to enter into a futures or forward contract position is typically about 2% to 10% of the total value of the contract, each Series will be able to hold positions with face values equal to several times each Series’ net assets. The ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B, but each Series can range from 10% to 50% due to factors such as market volatility and changes in margin requirements. As a result of this leveraging, even a small movement in the price of a contract can cause major losses. Superfund Capital Management will monitor the leverage of each Series regularly but is not limited by the amount of leverage it may employ, except that Series A will be leveraged less than Series B.

Illiquidity of an Investment
There is no secondary market for the Units. While the Units have redemption rights, there are restrictions. For example, redemptions can occur only at the end of a month. If a large number of redemption requests were to be received at one time, each Series might have to liquidate positions to satisfy the requests. Such a forced liquidation could adversely affect each Series and consequently an investor’s investment. Transfers of the Units are subject to limitations, such as 30 days’ advance written notice of any intent to transfer. Also, Superfund Capital Management may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for each Series.
Market Illiquidity
Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Unexpected market illiquidity has caused major losses in recent years in such sectors as emerging markets and mortgage backed securities. There can be no assurance that the same will not happen to each Series at any time or from time to time. The large size of the positions which Superfund Capital Management anticipates acquiring for each Series increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.
Forward Transactions are Not Regulated and are Subject to Credit Risk
Each Series trades forward contracts in foreign currencies. Forward contracts are typically traded through a dealer market which is dominated by major money center banks and is not regulated by the CFTC. Thus, investors do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by each Series. Also, each Series faces the risk of non-performance by the counterparties to the forward contracts and such non-performance may cause some or all of a Unitholder’s gain to be unrealized.
Non-Correlated, Not Negatively Correlated, Performance Objective
Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite. Because of this non-correlation, each Series cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures, forward and swap markets are fundamentally different from the securities markets in that for every gain made in a futures, forward or swap transaction, the opposing side of that transaction will have an equal and offsetting loss. If each Series does not perform in a manner non-correlated with the general financial markets or does not perform successfully, investors will obtain no diversification benefits by investing in the Units and each Series may have no gains to offset an investor’s losses from other investments.
Foreign Currency Trading
Cash foreign currency markets are substantially unregulated and price movements in such markets are caused by many unpredictable factors including general economic and financial conditions, governmental policies, national and international political and economic events, and changes in interest rates. Such factors combined with the lack of regulation could expose the Fund to significant losses which it might otherwise have avoided. Positions in cash foreign currencies can be established using less margin than is typical for futures contracts. Thus, a small movement in the price of the underlying currency can result in a substantial price movement relative to the margin deposit. In addition, cash foreign currencies are traded through a dealer market and not on an exchange. This presents the risks of both counterparty creditworthiness and possible default or bankruptcy by the counterparty.
TRADING RISKS
Superfund Capital Management Analyzes Only Technical Market Data, Not Any Economic Factors External to Market Prices
The trading systems used by Superfund Capital Management for each Series are technical, trend following methods involving instruments that are not historically correlated with each other. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends in certain markets. The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Superfund Capital Management’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.
Speculative Position Limits May Alter Trading Decisions for Each Series
The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Exchanges also have established such limits. All accounts controlled by Superfund Capital Management, including the account of each Series, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, such limits could cause a modification of Superfund Capital Management’s trading decisions for each Series or force liquidation of certain futures positions.
Increase in Assets Under Management May Affect Trading Decisions
The more assets Superfund Capital Management manages, the more difficult it may be for Superfund Capital Management to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in assets under management may require Superfund Capital Management to modify its trading decisions for each Series which could have a detrimental effect on an investor’s investment.
Each Series’ Trading is Not Transparent
Superfund Capital Management makes each Series’ trading decisions. While Superfund Capital Management receives daily trade confirmations from its clearing brokers, only a Series’ net trading results are reported to Unitholders and only on a monthly basis. Accordingly, an investment in each Series does not offer Unitholders the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

TAX RISKS
Investors are Taxed Based on Their Share of Profits in Each Series
Investors are taxed each year on their share of each Series’ profits, if any, irrespective of whether they redeem any Units or receive any cash distributions from each Series. All performance information provided by the Fund is presented on a pre-tax basis; investors who experience such performance may have to redeem Units or pay the related taxes from other sources.
Tax Could be Due From Investors on Their Share of Each Series’ Ordinary Income Despite Overall Losses
Investors may be required to pay tax on their allocable share of each Series’ ordinary income, which in the case of each Series is each Series’ interest income and gain on some foreign futures contracts, even though each Series incurs overall losses. Capital losses can be used only to offset capital gains and $3,000 of ordinary income each year. Consequently, if an investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 loss for the year. The $7,000 capital loss carry forward could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.
Deductibility of Management and Performance Fees
Although each Series treats the management fees and performance fees paid and other expenses of such Series as ordinary and necessary business expenses, upon audit each Series may be required to treat such fees as “investment advisory fees” if each Series’ trading activities were determined to not constitute a trade or business for tax purposes. If the expenses were investment advisory expenses, a Unitholder’s tax liability would likely increase. In addition, upon audit, a portion of the management and performance fees might be treated as a non-deductible syndication cost or might be treated as a reduction in each Series’ capital gain or as an increase in each Series’ capital loss. If the management and performance fees were so treated, a Unitholder’s tax liability would likely increase.
OTHER RISKS
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
Each Series is subject to substantial charges payable irrespective of profitability in addition to performance fees which are payable based on each Series’ profitability. Included in these charges are management, organization and offering, and brokerage fees and operating expenses. On each Series’ forward trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of each Series’ forward and swap contracts, respectively, by the counterparties in addition to the brokerage fees paid by each Series. It is not possible to quantify the “bid-ask” spreads and prime brokerage fees paid by each Series because each Series cannot determine the profit its counterparty is making on its forward and swap transactions. Such spreads can at times be significant. In addition, while currently not contemplated, the Limited Partnership Agreement allows for changes to be made to the management fee and performance fee with respect to each Series upon sixty days’ notice to the Limited Partners of such Series.
Failure of Brokerage Firms; Disciplinary History of Clearing Brokers
The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If any of the clearing brokers fails to do so, the assets of each Series might not be fully protected in the event of the bankruptcy of the clearing broker. Furthermore, in the event of any of the clearing broker’s bankruptcy, each Series could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to each Series (for example, Treasury bills deposited by each Series with the clearing broker as margin) was held by the clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action in the past and may be again in the future. Such actions could affect the ability of a clearing firm to conduct its business. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. As a result, you do not have such basic protections in forward contracts.
Investors Must Not Rely on Past Performance of Superfund Capital Management in Deciding Whether to Buy Units
The future performance of each Series is not predictable, and no assurance can be given that each Series will perform successfully in the future. Past performance of a trading program is not necessarily indicative of future results.
Conflicts of Interest
Superfund Capital Management has a conflict of interest because it acts as the general partner and sole trading advisor for each Series. Since Superfund Capital Management acts as both trading advisor and general partner, it is very unlikely that its advisory contract will be terminated by each Series. The fees payable to Superfund Capital Management were established by it and were not the subject of arm’s-length negotiation. Furthermore, the fact that Superfund Asset Management, Inc. is an affiliate of Superfund Capital Management presents the possibility of Superfund Capital Management increasing the level of trading to generate greater commission income for Superfund Asset Management.
Lack of Independent Experts Representing Investors
Superfund Capital Management has consulted with counsel, accountants and other experts regarding the formation and operation of each Series. No counsel has been appointed to represent the Unitholders in connection with the offering of the Units. Accordingly, each prospective investor should consult his own legal, tax and financial advisers regarding the desirability of an investment in each Series.
Reliance on Superfund Capital Management
The incapacity of Superfund Capital Management’s principals could have a material and adverse effect on Superfund Capital Management’s ability to discharge its obligations under the Limited Partnership Agreement. Neither Superfund Capital Management nor its principals are under any obligation to devote a minimum amount of time to the Fund, which is the first publicly-offered commodity pool operated by Superfund Capital Management.
Possibility of Termination of Each Series Before Expiration of its Stated Term
As general partner, Superfund Capital Management may withdraw from each Series upon 120 days’ notice, which would cause each Series to terminate unless a substitute general partner was obtained. Other events, such as a long-term substantial loss suffered by each Series, could also cause each Series to terminate before the expiration of its stated term. This could cause an investor to liquidate its investments and upset the overall maturity and timing of such investor’s investment portfolio. If the registrations with the CFTC or memberships in the NFA of Superfund Capital Management or the

clearing brokers were revoked or suspended, such entity would no longer be able to provide services to each Series.
Each Series is Not a Regulated Investment Company
Although Superfund Capital Management is subject to regulation by the CFTC, each Series is not an investment company subject to the Investment Company Act of 1940. Accordingly, investors do not have the protections afforded by that statute which, for example, require investment companies to have a majority of disinterested directors and regulate the relationship between the adviser and the investment company.
Proposed Regulatory Change is Impossible to Predict
The futures markets are subject to comprehensive statutes, regulations and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. The effect of any future regulatory change on each Series is impossible to predict, but could be substantial and adverse.
Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation
Each Series may trade foreign exchange contracts in the interbank market. In addition to swaps, each Series may also trade hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. There is no exchange or clearinghouse for these contracts, they are not regulated by the CFTC, and traders must rely on the creditworthiness of the counterparty to fulfill the obligations of the transaction. Each Series will not receive the protections which are provided by the CFTC’s regulatory scheme for these transactions.
Options on Futures are Speculative and Highly Leveraged
In the future, options on futures contracts may be used by each Series to generate premium income or capital gains. Futures options involve risks similar to futures in that options are speculative and highly leveraged. The buyer of an option risks losing the entire purchase price (the premium) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity or futures contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted.
Each Series Will Trade Extensively in Foreign Markets
A substantial portion of Superfund Capital Management’s trades take place on markets or exchanges outside the United States. The risk of loss in trading foreign futures contracts and foreign options can be substantial. Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, or has the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions. The price of any foreign futures or foreign options contract and, therefore, the potential profit and loss thereon, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, each Series may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which Superfund Capital Management bases its strategies may not be as reliable or accessible as it is in the United States. The rights of clients (such as each Series) in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. To the extent that a foreign entity does not have assets domiciled in the United States, satisfaction of any judgment against that party may be adversely affected.
Restrictions on Transferability
An investor may transfer or assign its Units only upon 30 days’ prior written notice to Superfund Capital Management and if Superfund Capital Management is satisfied that the transfer complies with applicable laws and would not result in the termination of each Series for federal income tax purposes.
A Single-Advisor Fund May Be More Volatile Than a Multi-Advisor Fund
Each Series is currently structured as a single-advisor managed futures fund. Investors should understand that many managed futures funds are structured as multi-advisor funds in order to attempt to control risk and reduce volatility through combining advisors whose historical performance records have exhibited a significant degree of non-correlation with each other. As a single-advisor managed futures fund, it is anticipated that each Series may have a greater profit potential than investment vehicles employing multiple advisors, but may also have increased performance volatility and a higher risk of loss. Superfund Capital Management may retain additional trading advisors on behalf of each Series in the future.
Money Committed to Margin
Each Series may commit up to 50% of its assets as margin for positions held by the clearing brokers. Because such commitment typically represents only a small percentage of the total value of such positions, adverse price movements can cause losses in excess of such commitment and potentially in excess of the total assets of a Series.
ITEM 2. PROPERTIES
     The Fund does not own or use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills.
ITEM 3. LEGAL PROCEEDINGS
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION
     There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 10 business days prior notice to Superfund Capital Management at their net asset value as of the last day of any month.
HOLDERS
     As of December 31, 2005, there were 1,379 holders of Series A Units and 1,535 holders of Series B Units.
DIVIDENDS
     Superfund Capital Management has sole discretion in determining what distributions, if any, the Fund will make to its Unitholders. Superfund Capital Management has not made any distributions as of the date hereof.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     None.
RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
     There have been no sales of unregistered securities of the Fund during 2003, 2004 or 2005.
ISSUER PURCHASES OF EQUITY SECURITIES
     Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.
     The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2005.

Series A:
Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2005	970.80	1,224.10
November 30, 2005	439.25	1,332.00
December 31, 2005	1,211.82	1,328.33

Total	2,621.87

Series B:
Month	Units Redeemed	NAV per Unit ($)
October 31, 2005	572.55	1,350.34
November 30, 2005	536.98	1,525.00
December 31, 2005	1,186.35	1,521.61

Total	2,295.88

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial information for the years ended December 31, 2005, 2004, 2003 and 2002 is taken from the audited financial statements of the Fund. The Fund commenced trading operations on November 5, 2002.
For the year ended December 31, 2005

	SERIES A	SERIES B
Income Statement Data
Investment income:
Interest income	$1,165,809	$1,092,688
Expenses:
Total expenses:	$4,549,689	$4,820,581
Net investment losses	$(3,383,880)	$(3,727,893)
Realized and unrealized gain:
Net realized gain (loss) on futures and forward contracts	$(648,158)	$(2,166,857)
Net change in unrealized appreciation on futures and forward contracts	$1,984,418	$761,341
Net increase (decrease) in net assets from operations	$(2,047,620)	$(5,133,409)
Net increase (decrease) in net assets from operations per Unit	$(138.34)	$(208.68)
Balance Sheet Data
Total assets:	$62,077,377	$41,608,823
Total liabilities:	$2,655,329	$1,824,994
Net assets:	$59,422,048	$39,783,829
Net asset value per Unit	$1,328.33	$1,521.61

For the year ended December 31, 2004

	SERIES A	SERIES B
Income Statement Data
Investment income:
Interest income	$291,745	$376,469
Expenses:
Total expenses:	$3,313,656	$5,236,419
Net investment losses	$(3,021,911)	$(4,859,950)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$5,753,291	$10,178,977
Net change in unrealized appreciation on futures and forward contracts	$174,704	$259,633
Net increase in net assets from operations	$2,906,084	$5,578,660
Net increase in net assets from operations per Unit	$149.44	$249.10
Balance Sheet Data
Total assets:	$32,841,020	$44,988,922
Total liabilities:	$1,072,751	$2,514,558
Net assets:	$31,768,269	$42,474,364
Net asset value per Unit	$1,466.67	$1,730.29
For the year ended December 31, 2003

	SERIES A	SERIES B
Income Statement Data
Investment income:
Interest income	$73,045	$99,890
Expenses:
Total expenses:	$1,298,917	$2,158,764
Net investment losses	$(1,225,872)	$(2,058,874)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$1,867,602	$3,065,723
Net change in unrealized appreciation on futures and forward contracts	$1,472,256	$2,562,594
Net increase in net assets from operations	$2,113,986	$3,569,443
Net increase in net assets from operations per Unit	$221.61	$321.42
Balance Sheet Data
Total assets:	$18,117,295	$24,654,331
Total liabilities:	$1,972,506	$2,517,560
Net assets:	$16,144,789	$22,136,771
Net asset value per Unit	$1,317.23	$1,481.19

For the period ended December 31, 2002

	SERIES A	SERIES B
Income Statement Data
Investment income:
Interest income	$1,100	$1,543
Expenses:
Total expenses:	$49,137	$132,114
Net investment losses	$(48,037)	$(130,571)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$88,636	$273,596
Net change in unrealized appreciation on futures and forward contracts	$68,338	$192,020
Net increase (decrease) in net assets from operations	$108,937	$335,045
Net increase in net assets from operations per Unit	$95.62	$159.77
Balance Sheet Data
Total assets:	$2,232,474	$3,283,459
Total liabilities:	$1,016,039	$1,086,478
Net assets:	$1,216,435	$2,196,981
Net asset value per Unit	$1,095.62	$1,159.77
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2005, subscriptions totaling $46,214,811 had been accepted and redemptions over the same period totaled $14,070,538.
CAPITAL RESOURCES
     The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.
LIQUIDITY
     Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Fund’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.
     Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

     Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.
RESULTS OF OPERATIONS
2005
Series A:
     Net results for the year ended December 31, 2005 were a loss of 9.43% in net asset value compared to the preceding year. In 2005, Series A experienced a net decrease in net assets from operations of $2,047,620. This net decrease in net assets consisted of interest income of $1,165,809, a net realized and unrealized gain of $1,336,260 from trading operations, and expenses of $4,549,689. Expenses included $759,356 in management fees, $410,462 in organization and offering expenses, $61,569 in operating expenses, $1,641,851 in selling commissions, $1,669,455 in brokerage commissions, and $6,996 in other expenses. At December 31, 2005 and December 31, 2004, the net asset value per Unit of Series A was $1,328.33 and $1,466.67, respectively.
Series B:
     Net results for the year ended December 31, 2005 were a loss of 12.06% in net asset value compared to the preceding year. In 2005, Series B experienced a net decrease in net assets from operations of $5,133,409. This net decrease in net assets consisted of interest income of $1,092,688, a net realized and unrealized loss of $1,405,516 from trading operations, and expenses of $4,820,581. Expenses included $727,205 in management fees, $393,084 in organization and offering expenses, $58,962 in operating expenses, $1,572,336 in selling commissions, $2,062,396 in brokerage commissions, and $6,598 in other expenses. At December 31, 2005 and December 31, 2004, the net asset value per Unit of Series B was $1,521.61 and $1,730.29, respectively.
Fund results for 4th Quarter 2005:
     European and Asian indices added to their recent gains in December, which resulted in considerable gains for the Fund’s long positions in these indices. In a significant turnaround from November, the U.S. Dollar weakened against major currencies such as the Japanese Yen and the Australian Dollar. As a result, the Fund’s long/short strategy incurred significant losses. The Fund’s long positions in precious and base metals realized gains as these markets extended their gains through mid-December. World raw sugar futures raced to 10-year highs on the New York Board of Trade, continuing a trend that started earlier this year, thus producing positive returns for the long strategy established by the Fund’s trading system. In the grain markets, the Fund’s short positions produced a loss. Other market sectors did not reveal significant trends and did not have a material influence on December’s performance.
     Major world stock indices posted solid gains in November, shrugging off sluggish October results, which resulted in a major gain from the long positions that had been entered into by the Fund. A combined long/short strategy in the currencies sector generated a profit for the Fund. Despite the Fed’s dialogue, continuing inflation concerns in the precious metals and impressive industrial demand in the base metals spurred both sectors to multi-year highs. As a result long positions in the metals sector were positive contributors to the Fund’s performance for November. Other market sectors did not reveal significant trends and did not have any major influence on November’s positive performance.
     World stock markets declined to close the month of October as inflationary concerns took center stage in the U.S., and fears of an economic slowdown impacted European and Asian markets, which resulted in significant losses for the Fund’s long positions. Energies continued their post-Katrina slide, resulting in considerable losses for the Fund’s long positions in these markets. Other market sectors did not reveal significant trends and did not have any major influence on October’s negative performance.
     For the fourth quarter of 2005, the most profitable market group overall was the metals sector while the highest losses resulted from positions in the energy markets.
Fund results for 3rd Quarter 2005
     In the month of September, world stock market indices, most notably Asian indices, were moving upwards; therefore the Fund’s long positions gained. Conversely, worldwide treasuries traded lower for the month, resulting in losses for the Fund’s long positions in these markets. The major metals markets – especially gold — trended higher during September and provided a positive result for the “long” strategy established by the Fund’s trading system. Long positions in foreign currencies markets were unsuccessful this month due to the strengthening of the U.S. Dollar.
     With the exception of Japanese markets, the upward trend of world stock indices reversed in August, resulting in losses to the Fund’s long positions. The rise of energy prices continued and a shortage in supplies due to Hurricane Katrina in the Gulf Coast area of the United States led to new all time highs on the crude oil markets. The Fund’s long positions in this sector performed well as a result. The Fund’s short positions in foreign currencies incurred losses as the U.S. Dollar weakened versus most currencies. The grain markets trended downward with soy products trading at 6-month lows. As a result, the Fund’s short positions in these markets performed positively.
     In the month of July, stock indices were on the rise again and therefore the Fund’s long positions in these markets were profitable. In contrary, long positions in bonds, notes and interest markets produced losses as prices in these futures markets declined. Combined long and short positions in the currencies did not produce any significant performance, as the trends were inconsistent and trading was quite volatile. In the energy sector, long positions took profit again from the slightly rising price levels.
     For the third quarter of 2005, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the bonds and notes.
Fund results for 2nd Quarter 2005:
     As stock indices continued their rise in June, the Fund’s long positions continued to be profitable for the month. Long positions in bonds, notes and interest markets also contributed notably to June’s positive performance due to rising prices in these sectors. Minor losses were incurred by short positions in the soft commodities and long positions in the energy markets.

     Rising stock indices led to a positive result of the “long strategy” of the Fund for these markets in May. Long positions in bonds, notes and interest markets also performed well. A “long/short strategy” in the metals markets resulted in losses. Also, short positions in grains produced a negative performance.
     During the month of April, stock markets declined, which resulted in a considerable loss to the Fund’s long positions. In contrary, rising prices in the bond and notes markets were beneficial to the Fund’s long positions in this sector. The prices for the energy markets reversed their rising trend and declined sharply. As a result, the Fund’s long positions in these markets incurred significant losses.
     For the second quarter of 2005, the most profitable market group overall was the bonds and notes sector, while the greatest losses were attributable to positions in the energy markets.
Fund results for 1st Quarter 2005:
     During the first half month of March, the U.S. Dollar was on a rise again and this development caused substantial losses to the Fund’s short positions in non-domestic currencies. The trading performance of the financial futures was positive due to short positions in bonds and notes and both long and short positions in interest rates. However, the most important influence on this month’s performance resulted from long positions in the energy sector, which were able to take significant profits from sharply rising prices.
     In February, rising energy prices led to a positive result of the “long” strategy of the Fund for these markets. Long positions in stock index markets performed almost as well and were contributing to this month’s positive Fund performance together with combined long and short positions in other financial futures sectors. A “long/short” strategy in the agricultural markets was not quite successful and marked the only noteworthy loss for this month.
     The first month of the year 2005 showed a sharp decline of metal prices causing significant losses for the Fund’s long positions. Also, short positions in foreign currencies were not successful due to the rising U.S. Dollar and therefore lost considerably. Long positions in the stock index markets were also contributing to this month’s negative performance.
     For the first quarter of 2005, the most profitable market group overall was the energy sector while the highest losses resulted from positions in the foreign currencies markets.
2004
Series A:
     Net results for the year ended December 31, 2004 were a gain of 11.34% in net asset value compared to the preceding year. In 2004, Series A experienced a net increase in net assets from operations of $2,906,084. This net increase in net assets consisted of interest income of $291,745, a net realized and unrealized gain of $5,927,995 from trading operations, and expenses of $3,313,656. Expenses included $451,601 in management fees, $244,109 in organization and offering expenses, $36,616 in operating expenses, $976,433 in selling commissions, $651,950 in incentive fees, $907,482 in brokerage commissions, and $45,465 in other expenses. At December 31, 2004 and December 31, 2003, the net asset value per Unit of Series A was $1,466.67 and $ 1,317.23, respectively.

Series B:
     Net results for the year ended December 31, 2004 were a gain of 16.82% in net asset value compared to the preceding year. In 2004, Series B experienced a net increase in net assets from operations of $5,578,660. This net increase in net assets consisted of interest income of $376,469, a net realized and unrealized gain of $10,438,610 from trading operations, and expenses of $5,236,419. Expenses included $606,117 in management fees, $327,631 in organization and offering expenses, $49,145 in operating expenses, $1,310,521 in selling commissions, $1,158,857 in incentive fees, $1,702,193 in brokerage commissions, and $81,955 in other expenses. At December 31, 2004 and December 31, 2003, the net asset value per Unit of Series B was $1,730.29 and $1,481.19, respectively.
Fund results for 4th Quarter 2004:
     Although falling prices in bonds, notes and interest rates caused losses for long positions in these markets in December, the financial futures sector was still able to incur gains due to the year-end rally of world stock index futures. A short strategy in the metals sector caused some losses for the Fund due to strengthening metal prices. The agricultural sector did not reveal any significant trend and the Fund’s combined long/short allocation resulted in minor losses.
     Rising prices in the financial futures sector — most significantly for the stock indices - allowed the fund’s long positions to gain in November. Long positions in the foreign currency markets performed outstandingly well and were the main source of this month’s positive performance. In the metals sector, long positions also performed very well. Only long positions in energy markets produced a noteworthy loss due to the sharp decline of prices during the first half of the month.
     In the month of October, long positions in the energy sector were the most positive contributors to the Fund’s performance together with long positions in foreign currencies. To a lesser extent, long positions in the financial futures sector were able to incur significant gains. Long positions in the metals sector, however, resulted in the only noteworthy losses for this month.
     For the fourth quarter of 2004, the most profitable market group overall was the currencies sector while positions in the agricultural markets showed the weakest performance.
Fund results for 3rd Quarter 2004:
     Due to the impact of Hurricane Ivan on the U.S. oil production in the Gulf of Mexico, rising prices of crude oils as well as oil-related products resulted in a major gain of the Fund’s long positions in these markets in September. Long positions in metal markets were able to even outperform these gains and were the most successful contributors to this month’s outstanding trading performance. The only notable losses were incurred by long positions in the financial futures sector.
     After July’s rally, which persisted during the first weeks of August, oil prices gave back most of their gains resulting in a negative performance for the Fund’s long positions in the energy sector in August, which was the worst among all market groups. Long positions in financial futures traded sideward, whereas long and short positions in foreign currencies were able to contribute positively to

August’s trading performance. A combined long/short strategy in the agricultural sector produced a slight loss.
     For the month of July, long positions in the financial futures sector, most importantly in stock market indices were unprofitable. However, long positions in the energy sector were able to compensate for these losses by profiting from rising prices mainly in the oil and oil-related futures markets. The other market groups did not reveal significant trends and did not have any major influence on July’s slightly negative performance.
     For the third quarter of 2004, the most profitable market group overall was the energy sector while positions in the stock index markets contributed the greatest amount of losses.
Fund results for 2nd Quarter 2004:
     In the month of June, long positions in stock indices faced a weakening of the upwards trend, but were still able to perform slightly positive. Short positions in the other financial futures sectors lost along with long positions in the metal markets. The most significant losses were incurred by long positions in the energy sector due to a sharp price-decline in these markets.
     Although the downwards trend on the stock markets reversed in May, long positions still produced losses for the month. Long positions in the energy markets performed well and were the main source of this May’s positive performance. In the financial futures sector, short positions in bonds, notes and interest rates generated slight profits. Only combined long/short positions in foreign currencies produced significant losses.
     In April, long positions in stock market indices and metals were unprofitable due to falling prices in both market sectors. Long positions in the energy sector were the only notably positive contributors to the Fund’s performance for April. The largest losses resulted from a combined long/short strategy in foreign currencies.
     For the second quarter of 2004, the most profitable market group overall was the energy sector while positions in the currencies markets contributed the greatest amount of losses.
Fund results for 1st Quarter 2004:
     In the month of March, the upwards trend of the stock indices reversed and caused a loss for the Fund’s long positions. Also, the strengthening U.S. Dollar caused a negative performance of long positions in foreign currencies. Long positions in the metal sector performed slightly negative, whereas energy and financial futures positions were able to realize minor gains.
     For the month of February, the continuing upwards movement on the stock exchanges resulted in further profits for long positions. Long positions in the energy and metals markets also performed notably well. In the financial futures sector, long positions in bonds, notes and interest rates also contributed to February’s positive performance.

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
2003
Series A:
     Net results for the year ended December 31, 2003 were a gain of 20.23% in net asset value compared to the preceding year. In 2003, Series A experienced a net increase in net assets from operations of $2,113,986. This net increase in net assets consisted of interest income of $73,045, a net realized and unrealized gain of $3,339,858 from trading operations, and expenses of $1,298,917. Expenses included $166,849 in management fees, $90,189 in organization and offering expenses, $13,528 in operating expenses, $360,755 in selling commissions, $226,783 in incentive fees, $420,816 in brokerage commissions, and $19,997 in other expenses. At December 31, 2003 and December 31, 2002, the net asset value per Unit of Series A was $1,317.23 and $1,095.62, respectively.
Series B:
     Net results for the year ended December 31, 2003 were a gain of 27.71% in net asset value compared to the preceding year. In 2003, Series B experienced a net increase in net assets from operations of $3,569,443. This net increase in net assets consisted of interest income of $99,890, a net realized and unrealized gain of $5,628,317 from trading operations, and expenses of $2,158,764. Expenses included $235,286 in management fees, $127,182 in organization and offering expenses, $19,077 in operating expenses, $508,727 in selling commissions, $486,682 in incentive fees, $769,895 in brokerage commissions, and $11,915 in other expenses. At December 31, 2003 and December 31, 2002, the net asset value per Unit of Series B was $1,481.19 and $1,159.77, respectively.
Fund results for 4th Quarter 2003:
     In the month of December, stock markets were on a rise. Therefore, long positions in this sector were profitable. A major contribution to December’s positive performance resulted from strong gains of long positions in foreign currencies. The Euro was able to reach a new all-time-high by the end of the year. Long positions in metals and energy products were also very profitable. In the financial futures sector, minor losses were incurred by long positions.
     In the month of November, we saw a strengthening of most of the major foreign currencies enabling the Fund’s respective long positions to take profits. The agricultural markets, especially the grains products, displayed high volatility. The strong upwards trend of soy products in October was reversed. These developments caused a loss in the long and short strategy of our fund in those markets. Long positions in the financial futures sector also contributed toward negative performance. Stock index markets did not reveal any significant trend and traded slightly positive.

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
Fund results for 3rd Quarter 2003:
     The sharp decline in crude oil prices and oil-related products during the first days of this September caused a heavy loss for the Fund’s long positions in those markets. Furthermore, the upwards trend of stock indices reversed, resulting in negative performance for long stock index futures positions. However, long positions in foreign currencies were able to offset a major part of the losses mentioned above due to the weakening of the U.S. Dollar during September. In the financial futures sector, long positions were profitable.
     The Fund’s long stock index positions were profitable in August due to a continuing rise in stock index market, although this increase encountered some resistance during the month. In spite of generally flat trends in the energy markets, a gain in this sector was realized due to the sharp rise of unleaded gas prices following power outages in wide parts of North America. Short positions in the financial futures sector also contributed toward positive performance. The only noteworthy losses for August resulted from long positions in the metal markets, although precious metals showed an upwards movement.
     In July a significant upwards trend of the U.S. Dollar versus most of the foreign currencies caused a major loss in the Fund’s combination of long and short currency positions. Rising financial futures prices resulted in a loss in the respective short positions held by the Fund. The continuing upwards trend in stock index markets contributed positively to the Fund’s performance as did long positions in the agricultural sector, energy related products and metals.
     For the third quarter of 2003, the most profitable market group overall was the agricultural sector while positions in the energy markets contributed the greatest amount of losses.
Fund results for 2nd Quarter 2003:
     The long upward trend of financial futures prices came to a sudden end in June and changed to a sharp decline, causing a significant loss especially in long positions in bonds and notes and also interest rate futures. Similarly, the downward trend of most currencies versus the U.S. Dollar stopped and the U.S. Dollar started to make up for its losses in the past. This resulted in negative performance for most of the Fund’s long positions in foreign currencies. Further significant losses were incurred in the metal sector, where long positions suffered from the sharp decrease of the prices. The agricultural sector also contributed to the negative Fund performance in June.

     The worldwide economy started to show some signs of strengthening in May, which encouraged stock markets as well as caused prices for bonds, notes and interest rates to rise. Consequently, short positions in stock indices weakened, whereas long positions in financial futures — especially in bonds and notes — were profitable. In the currencies sector, most of the long positions in foreign currencies contributed significantly to May’s extraordinary positive performance. Long positions in energy products benefited from the end of the downward trend of oil-related products.
     In April, the upward trend in stock markets produced losses in short positions in stock index futures and the sideway pattern in U.S. Treasury bonds, notes and interest rate futures allowed only moderate gains in long positions in those markets. However, long positions in currencies futures versus the U.S. Dollar were very profitable. Prices in the energy market continued their decline with the exception of natural gas and produced a minor loss in this sector for the April. In the metal sector, short positions suffered from rising prices.
     For the second quarter of the year 2003, the most profitable market group was the currency sector, while positions in the metal markets showed the weakest performance.
Fund results for 1st Quarter 2003:
     The military operation in Iraq caused a sudden upward movement in stock markets in March. This affected negatively short positions in stock indices as well as long positions in U.S. Treasury bonds, notes and interest rate futures. Long positions in currencies versus the U.S. Dollar lost due to the sharp rise in value of the Dollar versus most other foreign currencies. Furthermore, the upward trend of prices in the energy sector ended abruptly and caused significant losses in long futures positions. Short positions in metals offset the losses slightly (this sector was the only one with a positive contribution to March’s trading results).
     In February, short positions in stock index futures as well as long positions in U.S. Treasury bonds, notes and interest rate futures profited by downward movement in stock markets. In the currencies sector, the Fund gained in long positions in the Japanese Yen, the Canadian Dollar and Australian Dollar, whereas the upwards trend of the Euro versus the U.S. Dollar was interrupted. Long positions in energy products benefited again from the political tensions caused by the pending war in the Middle East. The prices of agricultural products as well as of gold and silver decreased significantly resulting in losses in long positions in these markets.
     In January, the continuing downward trend in stock markets produced gains in short positions in stock index futures and also in long positions in U.S. Treasury bonds, notes and interest rate futures. Long positions in currencies futures versus the U.S. Dollar were also profitable. Due to the persisting threat of a war in Iraq, prices in the energy market continued their upward trend and contributed positive performance. In the metal sector, long positions in precious metals benefited from rising prices.
     For the first quarter of the year 2003, the most profitable market group was the energy sector, while positions in agricultural products showed the weakest performance.

OFF-BALANCE SHEET RISK
     The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.
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
CONTRACTUAL OBLIGATIONS
     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures contracts and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open future and forward currency contracts at December 31, 2005 and December 31, 2004.
CRITICAL ACCOUNTING POLICIES – VALUATION OF THE FUND’S POSITIONS
     Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTRODUCTION
Past Results Not Necessarily Indicative of Future Performance
     The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.
     Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.
     The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.
     Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.
Standard of Materiality
     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund’s market sensitive instruments.
QUANTIFYING THE FUND’S TRADING VALUE AT RISK
Quantitative Forward-Looking Statements
     The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the

Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).
     The Fund’s risk exposure in the various market sectors traded by Superfund Capital Management is quantified below in terms of Value at Risk. Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized).
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
     In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Fund in expressing Value at Risk in a functional currency other than Dollars.
     In quantifying the Fund’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been taken into account.
THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
     The following tables indicate average, highest and lowest amount of the trading Value at Risk associated with the Fund’s open positions by market category for the year ended December 31, 2005 and 2004. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. During the year ended December 31, 2005, the average capitalization for Series A was $44,036,757 and the average capitalization for Series B was $40,981,658. During the year ended December 31, 2004, the average capitalization for Series A was $25,422,615 and the average capitalization for Series B was $34,129,947.

Series A as of December 31, 2005:

		% of Average	Highest Value	Lowest
Sector	Average Value at Risk	Capitalization	at Risk	Value at Risk
Stock Indices	$1,512,822	3.44%	$1,740,734	$1,351,175
Financial Futures	$1,359,303	3.09%	$1,897,505	$875,596
Currencies	$3,598,614	8.17%	$5,907,756	$1,449,098
Agricultural	$341,743	0.78%	$598,716	$58,044
Energy	$921,229	2.09%	$1,324,149	$657,974
Metals	$1,387,497	3.15%	$2,033,095	$772,069

Total	$9,121,209	20.71%
     Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2005.
Series B as of December 31, 2005:

		% of Average	Highest Value	Lowest
Sector	Average Value at Risk	Capitalization	at Risk	Value at Risk
Stock Indices	$2,153,126	5.25%	$3,084,741	$1,432,917
Financial Futures	$2,022,611	4.94%	$3,415,011	$809,391
Currencies	$5,035,200	12.29%	$8,458,329	$2,622,864
Agricultural	$405,770	0.99%	$555,842	$10,262
Energy	$1,323,1210	3.23%	$2,358,725	$366,394
Metals	$2,003,698	4.89%	$3,654,036	$716,965

Total	$12,943,529	31.58%
Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2005.
Series A as of December 31, 2004

		% of Average	Highest Value	Lowest
Sector	Average Value at Risk	Capitalization	at Risk	Value at Risk
Stock Indices	$1,371,450	5.39%	$2,658,322	$176,729
Financial Futures	$1,406,897	5.53%	$1,768,283	$791,724
Currencies	$1,549,118	6.09%	$3,164,535	$662,248
Agricultural	$267,273	1.05%	$359,234	$187,541
Energy	$1,773,274	6.98%	$2,764,845	$0
Metals	$1,339,843	5.27%	$2,475,673	$360,926

Total	$7,707,855	30.32%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2004.
Series B as of December 31, 2004

		% of Average	Highest Value	Lowest
Sector	Average Value at Risk	Capitalization	at Risk	Value at Risk
Stock Indices	$2,546,133	7.46%	$4,989,526	$357,973
Financial Futures	$2,277,801	6.67%	$3,290,875	$1,127,784
Currencies	$2,956,946	8.66%	$5,955,673	$1,201,149
Agricultural	$499,193	1.46%	$668,748	$328,846
Energy	$3,384,892	9.92%	$5,589,047	$0
Metals	$2,548,395	7.47%	$4,956,335	$729,929

Total	$14,213,360	41.64%
Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2004.
MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK
     The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”
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
QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES
     The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by Superfund Capital Management for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.
     The following were the primary trading risk exposures of the Fund as of December 31, 2005 by market sector.
Currencies
     The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of December 31, 2005 the exposure to these markets was the highest among all market groups.
Interest Rates
     Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of December 31, 2005 the exposure to these markets was relatively low in comparison to historic levels.
Stock Indices
     Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of December 31, 2005 the exposure to these markets was relatively low in comparison to historic levels.

Energy
     The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. As of December 31, 2005, the exposure to these markets was the lowest among all market groups.
Metals
     The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2005 was relatively low in comparison to historic levels.
Agricultural Market
     The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, wheat, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2005 was very similar to historic levels.
QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE
General
     The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund’s operations.
Foreign Currency Balances
     The Fund’s primary foreign currency balances are in the G-7 countries along with Spain and Asian markets. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than weekly, and more frequently if a particular foreign currency balance becomes unusually large based on Superfund Capital Management’s experience).
Treasury Bill Positions
     The Fund’s only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Fund holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Substantial or sudden fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE
     The means by which the Fund and Superfund Capital Management, severally, attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Superfund Capital Management applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Superfund Capital Management follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points at which the Fund’s brokers must attempt to close out open positions.
     Superfund Capital Management controls the risk of the Fund’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Financial statements meeting the requirements of Regulation S-X appear beginning on page 38 of this report.
     The following summarized financial information presents the results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2005 and 2004. This information has not been audited.
Series A

	1st Qtr 2005	2nd Qtr 2005	3rd Qtr 2005	4th Qtr 2005
Interest Income	$168,028	$196,075	$320,899	$480,807
Net Realized and Unrealized Gains
(Losses) on Investments	$(14,940)	$(2,537,002)	$2,818,902	$1,069,300
Total Expenses	$909,898	$861,290	$1,375,003	$1,403,498
Net Increase (Decrease) in Net Assets from Operations	$(756,810)	$(3,202,217)	$1,764,798	$146,609
Net Increase (Decrease) in Net Assets from Operations per Unit	$(38.39)	$(140.11)	$41.29	$(1.13)

	1st Qtr 2004	2nd Qtr 2004	3rd Qtr 2004	4th Qtr 2004
Interest Income	$42,018	$60,734	$79,511	$109,482
Net Realized and Unrealized Gains
(Losses) on Investments	$3,434,265	$(4,293,466)	$1,321,605	$5,465,591
Total Expenses	$1,207,374	$601,963	$689,629	$814,690
Net Increase (Decrease) in Net Assets from Operations	$2,268,909	$(4,834,695)	$711,487	$4,760,383
Net Increase (Decrease) in Net Assets from Operations per Unit	$171.2	$(278.41)	$32.94	$223.71

     There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Fund has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.
Series B

	1st Qtr 2005	2nd Qtr 2005	3rd Qtr 2005	4th Qtr 2005
Interest Income	$214,765	$254,037	$297,409	$326,477
Net Realized and Unrealized Gains
(Losses) on Investments	$(534,676)	$(4,813,347)	$3,038,791	$903,716
Total Expenses	$1,198,706	$1,239,387	$1,301,670	$1,080,818
Net Increase (Decrease) in Net Assets from Operations	$(1,518,617)	$(5,798,697)	$2,034,530	$149,375
Net Increase (Decrease) in Net Assets from Operations per Unit	$(66.75)	$(224.36)	$74.21	$8.22

	1st Qtr 2004	2nd Qtr 2004	3rd Qtr 2004	4th Qtr 2004
Interest Income	$58,125	$76,892	$98,700	$142,752
Net Realized and Unrealized Gains
(Losses) on Investments	$6,681,568	$(8,356,273)	$2,233,922	$9,879,393
Total Expenses	$2,063,737	$924,696	$1,018,793	$1,229,191
Net Increase (Decrease) in Net Assets from Operations	$4,675,956	$(9,204,077)	$1,313,829	$8,792,952
Net Increase (Decrease) in Net Assets from Operations per Unit	$290.17	$(451.55)	$52.76	$357.72
     There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Fund has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On December 19, 2005, Superfund Capital Management received notice from KPMG LLP that they would decline to stand for re-election as the independent registered public accountant of the Fund. On January 25, 2006, Deloitte & Touche LLP was engaged by Superfund Capital Management to serve as the independent registered public accounting firm of the Fund.
     Disclosure regarding the change of the Fund’s auditors was previously reported on the Fund’s current reports on Forms 8-K filed on December 22, 2005 and January 26, 2006. There were no disagreements or reportable events in connection with the Fund’s change of auditors.

ITEM 9A.	CONTROLS AND PROCEDURES
     The principal executive officer and principal financial officer of Superfund Capital Management have concluded that the Fund has effective disclosure controls and procedures to ensure that material information relating to the Fund is made known to them by others within the Fund, particularly during the period in which this annual report is being prepared. The principal executive officer and principal financial officer of Superfund Capital Management have evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of the Fund’s disclosure controls and procedures based on their evaluation as of the Evaluation Date.
     During the period covered by this report, there have been no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
ITEM 9B. OTHER INFORMATION
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that was not reported on Form 8-K
PART II

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT
IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
     The Fund has no directors or executive officers. The Fund has no employees. It is managed by Superfund Capital Management in its capacity as general partner. Superfund Capital Management has been registered with the CFTC as a commodity pool operator since May 2001. Its main business address is Le Marquis Complex, Unit 5, P.O. Box 1479, Grand Anse, St.

George’s, Grenada, West Indies, (473) 439-2418. Superfund Capital Management’s directors and executive officers are as follows:
     CHRISTIAN BAHA is Superfund Capital Management’s President and founder. He has served as a Director since June 2001. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha co-founded a business in 1991 to develop and market financial software applications to institutions in Austria. From that development, two independent companies were formed: Teletrader.com Software AG and Quadriga Beteiligungs – und Vermogens AG. Teletrader.com is a publicly-held company that offers financial software products for institutions and is listed on the Austria Stock Exchange. Quadriga Beteiligungs – und Vermogens AG was founded in 1995. Mr. Baha resides in Monte Carlo where he directs the strategic worldwide expansion of the Superfund group of companies.
     KONRAD KOENIGSWIESER is Superfund Capital Management’s Vice President and Corporate Secretary. He has been employed by Superfund Capital Management or its affiliates since May 2005. Mr. Koenigswieser received a Magister’s Degree (the equivalent of an MBA) in April 2005 from Vienna University of Economics and Business Administration with concentrations in industrial economics and accounting and auditing. While pursuing his Magister’s Degree, Mr. Koenigswieser was employed part-time by Manfred Schaffer in Vienna where, from October 2002 to November 2004, his duties included tax consultancy, management analysis, making tax declarations and bookkeeping. Mr. Koenigswieser also participated in an internship with PricewaterhouseCoopers in September 2002. His duties included due diligence field work, valuation work and research activities. From February 2001 to March 2001 Mr. Koenigswieser was employed by Pi-Five for Communication & Campaigning, a communications firm in Vienna where he was responsible for an eight person team and coordinated, supervised and oversaw the execution of events in an election campaign.
     MARKUS WEIGL has served as a Director of Superfund Capital Management since April 2004. Mr. Weigl graduated from the University of Vienna with a Bachelor of Arts degree in 1994. After post-graduate studies at Georgetown University in Washington D.C., Mr. Weigl began his career in 1996 at ABS, Austria’s first discount brokerage firm, where he served as Assistant to the Managing Director until March 2000. After leaving ABS, Mr. Weigl has directed public relations as well as financial management for various affiliated members of the Superfund group of companies. He was CEO of Quadriga Beteiligungs & Vermogens AG (now Superfund Beteiligungs & Vermogens AG), Vienna from March 2000 until June 2004 and he was the Managing Director of Superfund Asset Management GmbH, Vienna from April 2000 until September 2004. In April 2004 he became Managing Director of Superfund Group Monaco S.A.M., and in June, 2005, he was appointed Chief Investment Officer.
     ROMAN GREGORIG serves as a Director and the Audit Committee Financial Expert for Superfund Capital Management. He graduated from the Academy of Commerce in Vienna, Austria, in 1986. Upon graduation, Mr. Gregorig commenced work as an accountant for a Vienna tax consulting company. In 1993, Mr. Gregorig became a tax consultant licensed by the Austrian Chamber of Wirtschaftstreuhaender, and subsequently became a partner with Treufinanz Wirtschaftstreuhand GmbH. In 2000, the Chamber of Wirtschaftstreuhaender granted Mr. Gregorig a further license to perform auditing services, and he founded Gregorig Consulting, GmbH, which focused on providing accounting and tax consulting services to companies in the financial sector. In June 2005, Mr. Gregorig joined Superfund Group Monaco S.A.M. as a Director and Chief Financial Officer.
IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES
None.
FAMILY RELATIONSHIPS
None.
BUSINESS EXPERIENCE
See “Identification of Directors and Executive Officers,” above.
INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     There has never been a material administrative, civil or criminal action brought against Superfund Capital Management or any of its directors, executive officers, promoters or control persons.
PROMOTERS AND CONTROL PERSONS
     Superfund Capital Management is the sole promoter and control person of the Fund.
AUDIT COMMITTEE FINANCIAL EXPERT
     The Board of Directors of Superfund Capital Management, in its capacity as the audit committee for the Fund, has determined that Roman Gregorig qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations for the Securities and Exchange Commission. He is not independent of management.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Superfund Capital Management, the general partner of the Fund, filed its initial report on Form 3 after the Fund became registered under Section 12 of the Securities Exchange Act of 1934. The number of transactions that were not reported on a timely basis was zero. As of December 31, 2005, Superfund Capital Management owned 843.400 Units of Series A, representing 1.9% of the total issued Units of Series A, and 789.364 Units of Series B, representing 3.0% of the total issued Units of Series B, having a combined value of $2,321,413.
CODE OF ETHICS
      The Fund has no employees, officers or directors and is managed by Superfund Capital Management. Superfund Capital Management has adopted a code of ethics that applies to its principal executive officer, principal financial officer and its principal accounting officer. A copy of the code of ethics may be obtained at no charge by written request to the corporate secretary of Superfund Capital Management, Le Marquis Complex, Unit 5, P.O. Box 1479, Grand Anse, St. George’s Grenada West Indies.

ITEM 11.	EXECUTIVE COMPENSATION
     The Fund has no employees, officers or directors and is managed by the Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of 1/12 of 1.85% (1.85% annually) and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in net asset value per Unit at the end of each month, exclusive of appreciation attributable to interest income. In addition, Superfund Asset Management Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund's futures transactions and receives a portfolio of the brokerage commissions paid by the Fund in connection with its futures trading.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     The Fund knows of no person who beneficially owns more than 5% of the Units of any Series. As of December 31, 2005, no Units were owned or held by officers of Superfund Capital Management.
SECURITY OWNERSHIP OF MANAGEMENT
     As of December 31, 2005, Superfund Capital Management owned 843.400 Units of Series A, representing 1.9% of the total issued Units of Series A, and 789.364 Units of Series B, representing 3.0% of the total issued Units of Series B, having a combined value of $2,321,413. Christian Baha is the holder of all of the equity of Superfund Capital Management.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
     The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements and other services normally provided in connection with regulatory filings or engagements for the year ended December 31, 2005 were approximately $55,000.
     The aggregate fees billed for professional services rendered by KPMG LLP in connection with their audit of the Fund’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2005 and December 31, 2004 were approximately $56,000 and $80,000, respectively.

AUDIT-RELATED FEES
     There were no fees for assurance and related services rendered by Deloitte & Touche LLP or KPMG LLP for the years ended December 31, 2005 and December 31, 2004.
TAX FEES
     There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP or KPMG LLP for the years ended December 31, 2005 and December 31, 2004.
ALL OTHER FEES
     There were no other fees for products or services provided by Deloitte & Touche LLP or KPMG LLP for the years ended December 31, 2005 and December 31, 2004.
PRE-APPROVAL POLICIES
     The Board of Directors of Superfund Capital Management approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves audit and non-audit services and all engagement fees and terms.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 38 hereof.

(2)	Financial Statement Schedules:
     Financial statement schedules have been omitted because they are not required or because equivalent information has been included in the financial statements or notes thereto.
(3)	Exhibits as required by Item 601 of Regulation S-K
     The following exhibits are included herewith.

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on December 1, 2005 with Post-Effective Amendment No. 1 to the Fund’s Registration Statement on Form S-1 (Reg. No. 333-122229).

3.01	Form of First Amended and Restated Limited Partnership Agreement of Quadriga Superfund, L.P. (included as Exhibit A to the Prospectus).

10.02	Form of Subscription Agreement and Power of Attorney.
     The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on February 2, 2005 with Amendment No. 1 to the Fund’s Registration Statement on Form S-1 (Reg. No. 333-122229).

10.01(g)	Form of Administration, Accounting and Investor Services Agreement.
     The Following exhibits are incorporated by reference herein from the exhibit of the same description and number filed on January 1, 2005 with the Fund’s Registration Statement on Form S-1 (Reg. No. 333-122229).

3.02	Certificate of Limited Partnership

10.01(b)	Form of ADM Investor Services, Inc. Customer Agreement between each Series and ADM Investor Services, Inc.

10.01(c)	Form of FIMAT USA, Inc. Customer Agreement between each Series and FIMAT USA, Inc.

10.01(d)	Form of Man Financial Inc. Customer Agreement between each Series and Man Financial Inc.

10.01(e)	Forms of Bear Stearns Forex Inc. and Bear, Stearns Securities Corp. Customer Agreements between each Series and Bear Stearns Forex Inc. and Bear, Stearns Securities Corp.

10.01(f)	Form of Barclays Capital Inc. Customer Agreement between each Series and Barclays Capital Inc.

10.03(a)	Form of Escrow Agreement between Series A and HSBC Bank USA.

10.03(b)	Form of Escrow Agreement between Series B and HSBC Bank USA.

QUADRIGA SUPERFUND, L.P.
DECEMBER 31, 2005
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Quadriga Superfund, L.P. – Series A and Series B:
We have audited the accompanying statements of assets and liabilities of Quadriga Superfund, L.P. – Series A and Series B (the “Fund”), including the condensed schedules of investments, as of December 31, 2005, and the related statements of operations, changes in net assets, and cash flows for the year then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such 2005 financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2005, and the results of its operations, changes in its net assets, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 30, 2006

QUADRIGA SUPERFUND, L.P. – SERIES A AND SERIES B
DECEMBER 31, 2004
FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
The Partners
Quadriga Superfund L.P. – Series A and Series B:
We have audited the accompanying statements of assets and liabilities of Quadriga Superfund, L.P. – Series A and Series B (the Fund), including the condensed schedule of investments, as of December 31, 2004, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quadriga Superfund, L.P. – Series A and Series B as of December 31, 2004, and the results of its operations, changes in its net assets, and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ KPMG LLP
New York, New York
March 4, 2005

QUADRIGA SUPERFUND, L.P. – SERIES A
Statements of Assets and Liabilities
December 31, 2005 and 2004

	2005	2004

ASSETS

US Government securities, at fair value, cost $53,351,488 and $25,593,575 as of December 31, 2005 and December 31, 2004	$53,351,488	$25,638,997

Due from brokers	2,705,847	4,165,004

Unrealized appreciation on open forward contracts	2,733,570	1,801,065

Futures contracts purchased	2,110,992	294,377

Futures contracts sold	286,562	30,355

Cash	888,918	911,222

Total assets	62,077,377	32,841,020

LIABILITIES

Unrealized depreciation on open forward contracts	1,237,784	410,499

Unrealized depreciation on open swap contracts	193,624	—

Advance subscriptions	866,893	475,850

Fees payable	357,028	186,402

Total liabilities	2,655,329	1,072,751

NET ASSETS	$59,422,048	$31,768,269

Number of units	44,734.441	21,660.138

Net assets value per unit	$1,328.33	$1,466.67

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A
Condensed Schedule of Investments
December 31, 2005

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006 (cost $53,351,488), securities are held in margin accounts as collateral for open futures and forwards	$54,300,000	89.8%	$53,351,488

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.6	$349,388
Metals		4.0	2,384,182

Total unrealized appreciation on forward contracts		4.6	2,733,570

Unrealized depreciation on forward contracts

Currencies		(2.1)	(1,237,784)

Total unrealized depreciation on forward contracts		(2.1)	(1,237,784)

Total forward contracts, at fair value		2.5	$1,495,786

Swap contracts, at fair value
Unrealized depreciation on swap contracts
02/24/06 Corn Swap**		0.0	$(4,013)
02/24/06 Wheat Swap**		(0.3)	(189,611)

Total swap contracts, at fair value		(0.3)	$(193,624)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		(0.0)*	$(3,825)
Energy		0.4	222,119
Financial		(0.1)	(44,622)
Food & Fiber		2.0	1,195,909
Indices		0.8	489,551
Livestock		0.0 *	10,340
Metals		0.4	241,520

Total futures contracts purchase		3.5	2,110,992

Futures Contracts Sold
Currency		0.7	$413,828
Energy		(0.3)	(177,030)
Financial		0.1	49,764

Total futures contracts sold		0.5	286,562

Total futures contracts, at fair value		4.0	$2,397,554

Futures, swap and forward contracts by country composition
Japan		0.3	$174,154
United Kingdom		0.2	102,468
United States		5.2	3,108,970
Other		0.5	314,124

Total futures, swap and forward contracts by country		6.2	$3,699,716

*	Due to rounding
**	Valued daily off the underlying commodity’s futures price
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A
Condensed Schedule of Investments
December 31, 2004

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 2, 2005 (cost $25,593,575), securities are held in margin accounts as collateral for open futures and forwards	$25,900,000	80.7%	$25,638,997

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.9%	$617,030
Metals		3.7	1,184,035

Total unrealized appreciation on forward contracts		5.6	1,801,065

Unrealized depreciation on forward contracts
Currencies		(0.5)	(147,157)
Metals		(0.8)	(263,342)

Total unrealized depreciation on forward contracts		(1.3)	(410,499)

Total forward contracts, at fair value		4.3%	$1,390,566

Futures contracts, at fair value
Futures Contracts Purchased
Financial		0.3	$93,025
Food & Fiber		0.0 *	(627)
Grains		0.2	60,185
Indices		1.8	559,742
Livestock		0.1	17,540
Metals		(1.4)	(435,488)

Total futures contracts purchase		1.0	294,377

Futures Contracts Sold
Financial		0.0 *	(8,703)
Grains		0.0 *	45,432
Indices		0.1	34,500
Wood & Rubber		(0.1)	(40,874)
Total futures contracts sold		0.0	30,355

Total futures contracts, at fair value		1.0%	$324,732

Futures and forward contracts by country composition
Canada		0.5%	$158,626
Japan		0.6	195,919
United Kingdom		3.7	1,176,366
United States		0.2	82,147
Other		0.3	102,240

Total futures and forward contracts by country		5.3%	$1,715,298

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A
Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Investment income, interest	$1,165,809	$291,745	$73,045

Expenses:
Management fee	759,356	451,601	166,849
Organization and offering expenses	410,462	244,109	90,189
Operating expenses	61,569	36,616	13,528
Selling commission	1,641,851	976,433	360,755
Incentive fee	—	651,950	226,783
Brokerage commissions	1,669,455	907,482	420,816
Other	6,996	45,465	19,997

Total expenses	4,549,689	3,313,656	1,298,917

Net investment loss	(3,383,880)	(3,021,911)	(1,225,872)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on futures and forward contracts	(648,158)	5,753,291	1,867,602

Net change in unrealized appreciation on futures and forward contracts	1,984,418	174,704	1,472,256

Net gain on investments	1,336,260	5,927,995	3,339,858

Net increase (decrease) in net assets from operations	$(2,047,620)	$2,906,084	$2,113,986

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P.-SERIES A
Statements of Changes in Net Assets
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Decrease in net assets from operations:
Net investment loss	$(3,383,880)	$(3,021,911)	$(1,225,872)
Net realized gain (loss) on futures and forward contracts	(648,158)	5,753,291	1,867,602
Net change in unrealized appreciation on futures and forward contracts	1,984,418	174,704	1,472,256

Net increase (decrease) in net assets from operations	(2,047,620)	2,906,084	2,113,986

Capital share transactions
Issuance of shares	35,807,158	15,308,393	13,267,146
Redemption of shares	(6,105,759)	(2,590,997)	(452,778)

Net increase in net assets from capital share transactions	29,701,399	12,717,396	12,814,368

Net increase in net assets	27,653,779	15,623,480	14,928,354

Net assets, beginning of period	31,768,269	16,144,789	1,216,435

Net assets, end of period	$59,422,048	$31,768,269	$16,144,789

Units, beginning of period	21,660.138	12,256.648	1,110.275
Issuance of units	27,740.454	11,395.938	11,558.690
Redemption of units	(4,666.151)	(1,992.448)	(412.317)

Units, end of period	44,734.441	21,660.138	12,256.648

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P.-SERIES A
Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net increase in net assets from operations	$(2,047,620)	$2,906,084	2,113,986
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Changes in operating assets and liabilities:
US Government securities*	(27,712,491)	(11,889,389)	(12,804,510)
Due from brokers	1,459,157	(3,175,358)	(173,239)
Unrealized appreciation on open forward contracts	(932,505)	(604,216)	(1,195,863)
Futures contracts purchased	(1,816,615)	289,269	(503,759)
Unrealized depreciation on open forward contracts	827,285	179,193	223,662
Unrealized depreciation on open swap contracts	193,624	—	—
Due to brokers	—	(532,552)	532,552
Futures contracts sold	(256,207)	(38,950)	3,704
Fees payable	170,626	91,671	51,437

Net cash used in operating activities	(30,114,746)	(12,774,248)	(11,752,030)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	36,198,201	14,686,961	13,391,683
Redemptions, net of redemption payable	(6,105,759)	(2,599,037)	(444,738)

Net cash provided by financing activities	30,092,442	12,087,924	12,946,945

Net increase (decrease) in cash	(22,304)	(686,324)	1,194,915

Cash, beginning of period	911,222	1,597,546	402,631

Cash, end of period	$888,918	$911,222	$1,597,546

Supplemental disclosure of non-cash financing activities
2003 subscriptions received in 2002			$972,745
2004 subscriptions received in 2003		$1,097,282
2005 subscriptions received in 2004	$475,850
Redemption payable	—	—	$8,040
* Includes gross purchases of ($103,552,844), gross sales at $76,887,696, and discount amortization of ($1,047,343) in 2005.
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
Statements of Assets and Liabilities
December 31, 2005 and 2004

	2005	2004
ASSETS

US Government securities, at fair value, cost $36,402,834 and $32,907,267 as of December, 2005 and December 31, 2004	$36,402,834	$32,964,488

Due from brokers	—	6,206,789

Unrealized appreciation on open forward contracts	2,670,563	3,433,661

Futures contracts purchased	1,969,503	503,878

Futures contracts sold	296,889	53,415

Cash	269,034	1,826,691

Total assets	41,608,823	44,988,922

LIABILITIES

Unrealized depreciation on open forward contracts	1,150,034	976,707

Unrealized depreciation on open swap contracts	11,333	—

Advance subscriptions	165,780	1,288,630

Due to broker	264,413	—

Fees payable	233,434	249,221

Total liabilities	1,824,994	2,514,558

NET ASSETS	$39,783,829	$42,474,364

Number of units	26,145.940	24,547.544

Net assets value per unit	$1,521.61	$1,730.29

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
Condensed Schedule of Investments
December 31, 2005

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006 (cost $36,402,834), securities are held in margin accounts as collateral for open futures and forwards	$37,050,000	91.5%	$36,402,834

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.8	$324,702
Metals		5.9	2,345,861

Total unrealized appreciation on forward contracts		6.7%	$2,670,563

Unrealized depreciation on forward contracts
Currencies		(2.9)	$(1,150,034)

Total unrealized depreciation on forward contracts		(2.9)	$(1,150,034)

Total forward contracts, at fair value		3.8%	$1,520,529

Swap contracts, at fair value
Unrealized depreciation on swap contracts 02/24/06 Wheat Swap**		0.0 *	$(11,333)

Total swap contracts, at fair value		0.0%	$(11,333)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.0 *	$(4,049)
Energy		0.5	207,908
Financial		(0.1)	(40,816)
Food & Fiber		2.8	1,115,630
Indices		1.2	456,060
Livestock		0.0 *	10,210
Metals		0.6	224,560

Total futures contracts purchased		5.0%	$1,969,503

Futures contracts sold
Currency		1.0	$410,006
Energy		(0.4)	(162,868)
Financial		0.1	49,751

Total futures contracts sold		0.7	$296,889

Total futures contracts, at fair value		5.7%	$2,266,392

Futures and forward contracts by country composition
Japan		0.9%	$360,181
United Kingdom		0.2	95,363
United States		8.1	3,202,581
Other		0.3	117,463

Total futures and forward contracts by country		9.5%	$3,775,588

*	Due to rounding
**	Swap contracts are valued daily off the underlying commodities futures price.
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
Condensed Schedule of Investments
December 31, 2004

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 2, 2005 (cost $32,907,267), securities are held in margin accounts as collateral for open futures and forwards	$33,300,000	77.6%	$32,964,488

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		2.7%	$1,160,542
Metals		5.4	2,273,119
Total unrealized appreciation on forward contracts		8.1	3,433,661

Unrealized depreciation on forward contracts
Currencies		(0.7)	(277,021)
Metals		(1.6)	(699,686)

Total unrealized depreciation on forward contracts		(2.3)	(976,707)

Total forward contracts, at fair value		5.8%	$2,456,954

Futures contracts, at fair value
Futures contracts purchased
Financial		0.3%	$136,558
Food & Fiber		0.0 *	(1,143)
Grains		0.2	109,485
Indices		2.5	1,051,088
Livestock		0.0 *	30,900
Metals		(1.9)	(823,010)

Total futures contracts purchased		1.1	503,878

Futures contracts sold
Financial		0.0 *	(16,281)
Grains		0.2	80,231
Indices		0.2	64,500
Wood & Rubber		(0.2)	(75,035)

Total futures contracts sold		0.2	53,415

Total futures contracts, at fair value		1.3%	$557,293

Futures and forward contracts by country composition
Canada		0.7%	$291,605
Japan		0.8	360,659
United Kingdom		4.8	2,026,818
United States		0.4	155,681
Other		0.4	179,484

Total futures and forward contracts by country		7.1%	$3,014,247

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Investment income, interest	$1,092,688	$376,469	$99,890

Expenses:
Management fee	727,205	606,117	235,286
Organization and offering expenses	393,084	327,631	127,182
Operating expenses	58,962	49,145	19,077
Selling commission	1,572,336	1,310,521	508,727
Incentive fee	—	1,158,857	486,682
Brokerage commissions	2,062,396	1,702,193	769,895
Other	6,598	81,955	11,915

Total expenses	4,820,581	5,236,419	2,158,764

Net investment loss	(3,727,893)	(4,859,950)	(2,058,874)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on futures and forward contracts	(2,166,857)	10,178,977	3,065,723

Net change in unrealized appreciation on futures and forward contracts	761,341	259,633	2,562,594

Net gain (loss) on investments	(1,405,516)	10,438,610	5,628,317

Net increase (decrease) in net assets from operations	$(5,133,409)	$5,578,660	$3,569,443

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
Statements of Changes in Net Assets
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Decrease in net assets from operations:
Net investment loss	$(3,727,893)	$(4,859,950)	$(2,058,874)
Net realized gain (loss) on futures and forward contracts	(2,166,857)	10,178,977	3,065,723
Net change in unrealized appreciation on futures and forward contracts	761,341	259,633	2,562,594

Net increase (decrease) in net assets from operations	(5,133,409)	5,578,660	3,569,443

Capital share transactions:
Issuance of shares	10,407,653	18,893,934	17,715,452
Redemption of shares	(7,964,779)	(4,135,001)	(1,345,105)

Net increase in net assets from capital share transactions	2,442,874	14,758,933	16,370,347

Net increase (decrease) in net assets	(2,690,535)	20,337,593	19,939,790

Net assets, beginning of period	42,474,364	22,136,771	2,196,981

Net assets, end of period	$39,783,829	$42,474,364	$22,136,771

Units, beginning of period	24,547.544	14,945.226	1,894.331
Issuance of units	6,884.857	12,425.604	14,228.020
Redemption of units	(5,286.461)	(2,823.286)	(1,177.125)

Units, end of period	26,145.940	24,547.544	14,945.226

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(5,133,409)	$5,578,660	$3,569,443
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
US Government securities*	(3,438,346)	(15,559,325)	(15,862,966)
Due from brokers	6,206,789	(3,019,412)	(2,034,815)
Unrealized appreciation on open forward contracts	763,098	(1,257,062)	(2,169,037)
Futures contracts purchased	(1,465,625)	526,404	(806,997)
Unrealized depreciation on open forward contracts	173,327	539,838	411,015
Unrealized depreciation on open swap contracts	11,333	—	—
Due to brokers	264,413	(1,006,857)	1,006,857
Futures contracts sold	(243,474)	(68,813)	2,425
Fees payable	(15,787)	119,332	5,179

Net cash used in operating activities	(2,877,681)	(14,147,235)	(15,878,896)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	9,284,803	19,262,169	17,674,079
Redemptions, net of redemption payable	(7,964,779)	(4,143,153)	(1,336,953)

Net cash provided by financing activities	1,320,024	15,119,016	16,337,126

Net increase (decrease) in cash	(1,557,657)	971,781	458,230
Cash, beginning of period	1,826,691	854,910	396,680

Cash, end of period	$269,034	$1,826,691	$854,910

Supplemental disclosure of non-cash financing activities
2003 subscriptions received in 2002			$91,768
2004 subscriptions received in 2003		$920,395
2005 subscriptions received in 2004	$1,288,630
Redemption payable	—	—	$8,152
* Includes gross purchases of ($79,581,725), gross sales of $77,327,217, and discount amortization of ($1,183,838) in 2005.
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A AND SERIES B
Notes to Financial Statements
(1)	Nature of Operations
Organization and Business
Quadriga Superfund, L.P. (the “Fund”), a Delaware Limited Partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (“U.S.”) and international commodity equity markets using a strategy developed by Superfund Capital Management, Inc. (“Superfund Capital Management”), the general partner and trading manager of the Fund. The Fund has issued two classes of Units, Series A and Series B. The two Series will be traded and managed the same way except for the degree of leverage.
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
Exchange–traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing the U.S. Treasury Bills due to the short-term nature of such instrument; accordingly, the cost of securities plus accreted discount, or minus amortized premium approximates fair value.
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
The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.
(e)	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Superfund Capital Management to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.
(3)	Due from/to Brokers
Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities.
In the normal course of business, all of the Fund’s marketable securities transactions, money balances, and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. Superfund Capital Management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.
(4)	Allocation of Net Profits and Losses
In accordance with the First Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.
Advance subscriptions represent cash received prior to December 31, 2005 for contributions of the subsequent month and do not participate in the earnings of the Fund until January 1, 2006.
(5)	Related Party Transactions
In accordance with the Limited Partnership Agreement, Superfund Capital Management shall be paid a monthly management fee equal to one-twelfth of 1.85% of the month-end net asset value of the Fund (1.85% per annum), a monthly organization and offering fee equal to one-twelfth of 1% of the month-end net asset value of the Fund (1% per annum) and monthly operating expenses equal to one-twelfth of 0.15% of the month-end net asset value of the Fund (0.15% per annum). In accordance with the Prospectus dated December 13, 2005, as supplemented on March 14, 2006, included within Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-122229), Superfund Asset Management, Inc., shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum), of the month end net asset value of the Fund. The maximum cumulative selling commission per Unit is 10% of the initial public offering price for such Unit.

Superfund Capital Management will also be paid, if applicable, a monthly performance/incentive fee equal to 25% of the new appreciation of net asset value without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
(6)	Financial Highlights
Financial highlights for the period January 1, 2005 through December 31, 2005 are as follows:

	Series A	Series B
Total return	(9.4)%	(12.1)%

Ratio to average partners’ capital
Operating expenses	11.2%	12.3%
Incentive fees	0.0	0.0

Total expenses	11.2%	12.3%

Net investment income (loss)	(8.3)%	(9.5)%

Net asset value per unit, beginning of period	$1,466.67	$1,730.29
Net investment loss	(228.62)	(151.54)
Net gain (loss) on investments	90.28	(57.14)

Net asset value per unit, end of period	$1,328.33	$1,521.61

Financial highlights for the period January 1, 2004 through December 31, 2004 are as follows:

	SERIES A	SERIES B
Total return:
Total return before incentive fees	13.6%	20.0%
Incentive fees	(2.3)	(3.2)

Total return after incentive fees	11.3%	16.8%

Ratio to average partners’ capital:
Operating expenses before incentive fees	10.8%	12.4%
Incentive fees	2.7	3.6

Total expenses	13.5%	16.0%

Net investment loss	12.3%	14.8%
Net assets value per unit, beginning of period	$1,317.23	1,481.19
Net investment income	(179.76)	(244.77)
Net gain on investments	329.20	493.87

Net asset value per unit, end of period	$1,466.67	1,730.29

Financial highlights for the period January 1, 2003 through December 31, 2003 are as follows:

	SERIES A	SERIES B
Total return:
Total return before incentive fees	21.9%	30.5%
Incentive fees	(1.7)	(2.8)

Total return after incentive fees	20.2%	27.7%

Ratio to average partners’ capital:
Operating expenses before incentive fees	11.5%	12.8%
Incentive fees	2.4	3.7

	SERIES A	SERIES B
Total expenses	13.9%	16.5%

Net investment income (loss)	(10.7.)%	(12.0)%
Net assets value per unit, beginning of period	$1,095.62	1,159.77
Net investment income	440.31	617.90
Net gain on investments	(218.70)	(296.48)

Net asset value per unit, end of period	$1,317.23	1,481.19

Financial highlights are calculated for each series taken as a whole. An individual partner’s return and ratios may vary based on the timing of capital transactions.
(7)	Financial Instrument Risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures, and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counter party to an OTC contract.
Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity of security prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses.
Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counter party to the transactions. The Fund’s risk of loss in the event of counter party default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund’s assets are ADM Investor Services Inc., FIMAT USA LLC, Bear Stearns Sercutities Corp., Bear Stearns Forex Inc., Barclays Capital Inc., and Man Financial, Inc.
Superfund Capital Management monitors and controls the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow the Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.
The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
(8)	Subscriptions and Redemptions
Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to HSBC Bank USA (the “Escrow Agent”). Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or subscription funds returned. The Escrow Agent will invest the subscription funds in short-term U.S. Treasury bills or comparable authorized instruments while held in escrow.
A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such withdrawal to Superfund Capital Management not less than ten business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2006.

QUADRIGA SUPERFUND, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Christian Baha

Christian Baha
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Title with
Signature	Superfund Capital Management	Date

/s/ Christian Baha Christian Baha	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Konrad Koenigswieser Konrad Koenigswieser	Vice President and Corporate Secretary (Principal Financial Officer)	March 31, 2006

/s/ Roman Gregorig Roman Gregorig	Director and Audit Committee Financial Expert (Principal Accounting Officer)	March 31, 2006

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the board of directors of Superfund Capital Management)
Superfund Capital Management, Inc.
General Partner of Registrant
March 31, 2006

By:	/s/ Christian Baha
Christian Baha
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on December 1, 2005 with Post-Effective Amendment No. 1 to the Fund’s Registration Statement on Form S-1 (Reg. No. 333-122229).

3.01	Form of First Amended and Restated Limited Partnership Agreement of Quadriga Superfund, L.P. (included as Exhibit A to the Prospectus).

10.02	Form of Subscription Agreement and Power of Attorney.
     The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on February 2, 2005 with Amendment No. 1 to the Fund’s Registration Statement on Form S-1 (Reg. No. 333-122229).

10.01(g)	Form of Administration, Accounting and Investor Services Agreement.
     The Following exhibits are incorporated by reference herein from the exhibit of the same description and number filed on January 1, 2005 with the Fund’s Registration Statement on Form S-1 (Reg. No. 333-122229).

3.02	Certificate of Limited Partnership

10.01(b)	Form of ADM Investor Services, Inc. Customer Agreement between each Series and ADM Investor Services, Inc.

10.01(c)	Form of FIMAT USA, Inc. Customer Agreement between each Series and FIMAT USA, Inc.

10.01(d)	Form of Man Financial Inc. Customer Agreement between each Series and Man Financial Inc.

10.01(e)	Forms of Bear Stearns Forex Inc. and Bear, Stearns Securities Corp. Customer Agreements between each Series and Bear Stearns Forex Inc. and Bear, Stearns Securities Corp.

10.01(f)	Form of Barclays Capital Inc. Customer Agreement between each Series and Barclays Capital Inc.

10.03(a)	Form of Escrow Agreement between Series A and HSBC Bank USA.

10.03(b)	Form of Escrow Agreement between Series B and HSBC Bank USA.