Form 10-Q
period 2006-03-31
QUADRIGA SUPERFUND
filed 2006-05-11
CIK 1168990

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File number: 000-51634
QUADRIGA SUPERFUND, L.P.
(Exact name of registrant as specified in charter)

Delaware	98-0375395

(State of Organization)	(IRS Employer Identification Number)

Le Marquis Complex, Unit 5
P.O. Box 1479
Grand Anse
St. George’s, Grenada
West Indies	N/A

(Address of principal executive offices)	(Zip Code)
(473) 439-2418
(Registrant’s telephone number, including area code)
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
Yes ☐           No ☑
Total number of Pages: 33 plus exhibits

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements of Quadriga Superfund, L.P. – Series A are included in Item 1:

Page
Financial Statements

Statements of Assets and Liabilities as of March 31, 2006 and December 31, 2005	3

Condensed Schedule of Investments as of March 31, 2006	4

Condensed Schedule of Investments as of December 31, 2005	6

Statements of Operations for the three months ended March 31, 2006 and March 31, 2005	8

Statements of Changes in Net Assets for the three months ended March 31, 2006 and March 31, 2005	9

Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005	10
Certification of CEO
Certification of CFO
Certification of CEO
Certification of CFO
The following financial statements of Quadriga Superfund, L.P. – Series B are included in Item 1:

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2006 (Unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005
ASSETS

US Government securities, at fair value cost $55,554,099 and $53,351,488 as of March 31, 2006 and December 31, 2005	$55,554,099	$53,351,488
Due from brokers	4,633,997	2,705,847
Unrealized appreciation on open forward contracts	932,133	2,733,570
Unrealized appreciation on open swap contracts	28,050	—
Futures contracts purchased	3,410,775	2,110,992
Futures contracts sold	1,653,418	286,562
Cash	171,457	888,918

Total assets	66,383,929	62,077,377

LIABILITIES

Unrealized depreciation on open forward contracts	880,447	1,237,784
Unrealized depreciation on open swap contracts	—	193,624
Advance subscriptions	—	866,893
Fees payable	382,103	357,028

Total liabilities	1,262,550	2,655,329

NET ASSETS	$65,121,379	$59,422,048

Number of Units	45,574.787	44,734.441
Net asset value per Unit	$1,428.89	$1,328.33

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2006 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at market
United States Treasury Bills due June 1, 2006 (cost $55,554,099), securities are held in margin accounts as collateral for open futures and forwards	$55,950,000	85.3%	$55,554,099

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.3	207,677
Metals		1.1	724,456

Total unrealized appreciation on forward contracts		1.4	932,133

Unrealized depreciation on forward contracts
Currencies		(0.9)	(622,885)
Metals		(0.4)	(257,562

Total unrealized depreciation on forward contracts		(1.3)	(880,447)

Total forward contracts, at fair value		0.1	51,686

Swap contracts, at fair value
Unrealized appreciation on swap contracts 05/26/06 Live Cattle Swap **		0.0 *	28,050

Total swap contracts, at fair value		0.0	28,050

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.4	275,105
Energy		0.4	287,389
Financial		0.1	80,145
Food & Fiber		(0.1)	(64,215)
Indices		1.0	622,191
Metals		3.4	2,210,160

Total futures contracts purchased		5.2	3,410,775

Futures Contracts Sold
Currency		0.8	511,894
Energy		(0.3)	(201,900)
Financial		1.9	1,249,272
Food & Fiber		0.0 *	(9,962)
Indices		0.1%	$36,604

		Percentage
		of
	Face Value	Net Assets	Fair Value
Livestock		0.1%	$67,510

Total futures contracts sold		2.6	1,653,418

Total futures contracts, at fair value		7.8	5,064,193

Futures, swap and forward contracts by country composition
Japan		0.6	359,463
United States		4.3	2,792,041
Other		3.0	1,992,425

Total futures and forward contracts by country		7.9%	$5,143,929

*	Due to Rounding

**	Valued daily off the underlying commodity future price
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006 (cost $53,351,488), securities are held in margin accounts as collateral for open futures and forwards	$54,300,000	89.8%	$53,351,488

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.6	349,388
Metals		4.0	2,384,182

Total unrealized appreciation on forward contracts		4.6	2,733,570

Unrealized depreciation on forward contracts
Currencies*		(2.1)	(1,237,784)

Total unrealized depreciation on forward contracts		(2.1)	(1,237,784)

Total forward contracts, at fair value		2.5	1,495,786

Swap contracts, at fair value
Unrealized depreciation on swap contracts
02/24/06 Corn Swap **		0.0 *	(4,013)

02/24/06 Wheat Swap **		(0.3)	(189,611)

Total swap contracts, at fair value		(0.3)	(193,624)

Futures Contracts Purchased
Currency		(0.0) *	(3,825)
Energy		0.4	222,119
Financial		(0.1)	(44,622)
Food & Fiber		2.0	1,195,909
Indices		0.8	489,551
Livestock		0.0 *	10,340
Metals		0.4	241,520

Total futures contracts purchased		3.5	2,110,992

Futures Contracts Sold
Currency		0.7	413,828
Energy		(0.3)	(177,030)
Financial		0.1	49,764

Total futures contracts sold		0.5	286,562

Total futures contracts, at fair value		4.0%	$2,397,554

		Percentage of
	Face Value	Net Assets	Fair Value
Futures, swap and forward contracts by country composition
Japan		0.3%	$174,514
United Kingdom		0.2	102,468
United States		5.2	3,108,970
Other		0.5	314,124

Total futures and forward contracts by country		6.2%	$3,699,716

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Investment income, interest	$629,632	$168,028

Expenses
Management fee	292,381	137,859
Organization and offering expenses	158,044	74,518
Operating expenses	23,707	11,178
Selling commission	632,176	298,075
Incentive fee	—	—
Brokerage commissions	493,426	387,384
Other	1,909	884

Total expenses	1,601,643	909,898

Net investment loss	(972,011)	(741,870)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	4,044,526	(719,290)
Net change in unrealized appreciation on futures and forward contracts	1,444,213	704,350

Net gain (loss) on investments	5,488,739	(14,940)

Net increase (decrease) in net assets from operations	$4,516,728	$(756,810)

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31,
(Unaudited)

	2006	2005
Increase (decrease) in net assets from operations
Net investment loss	$(972,011)	$(741,870)
Net realized gain (loss) on futures and forward contracts	4,044,526	(719,290)
Net change in unrealized appreciation on futures and forward contracts	1,444,213	704,350

Net increase (decrease) in net assets from operations	4,516,728	(756,810)

Capital share transactions
Issuance of Units	4,634,293	2,047,052
Redemption of Units	(3,451,690)	(1,253,788)

Net increase in net assets from capital share transactions	1,182,603	793,264

Net increase in net assets	5,699,331	36,454

Net assets, beginning of period	59,422,048	31,768,269

Net assets, end of period	$65,121,379	$31,804,723

Units, beginning of period	44,734.441	21,660.138
Issuance of Units	3,375.294	1,492.170
Redemption of Units	(2,534.948)	(884.500)

Units, end of period	45,574.787	22,267.808

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Unaudited)

	2006	2005
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$4,516,728	$(756,810)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
US Government securities	(2,202,611)	(899,641)
Due from brokers	(1,928,150)	838,332
Unrealized appreciation on open forward contracts	1,801,437	750,362
Unrealized depreciation on open forward contracts	(357,337)	1,106,375
Futures contracts purchased	(1,299,783)	(2,196,141)
Unrealized appreciation on open swap contracts	(28,050)	—
Unrealized depreciation on open swap contracts	(193,624)	—
Futures contracts sold	(1,366,856)	(364,946)
Fees payable	25,075	8,096

Net cash used in operating activities	(1,033,171)	(1,514,373)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	3,767,400	2,838,182
Redemptions, net of redemption payable	(3,451,690)	(1,253,788)

Net cash provided by financing activities	315,710	1,584,394

Net increase (decrease) in cash	(717,461)	70,021

Cash, beginning of period	888,918	911,222

Cash, end of period	$171,457	$981,243

Supplemental disclosure of non-cash financing activities
2005 subscriptions received in 2004		$475,850

2006 subscriptions received in 2005	$866,893

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2006 (Unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005
ASSETS

US Government securities, at fair value cost $35,100,579 and $36,402,834 as of March 31, 2006 and December 31, 2005	$35,100,579	$36,402,834
Due from brokers	676,986	—
Unrealized appreciation on open forward contracts	837,698	2,670,563
Unrealized appreciation on open swap contracts	28,637	—
Futures contracts purchased	2,877,514	1,969,503
Futures contracts sold	1,408,204	296,889
Cash	64,440	269,034

Total assets	40,994,058	41,608,823

LIABILITIES

Unrealized depreciation on open forward contracts	744,617	1,150,034
Unrealized deprecation on open swap contracts	—	11,333
Advance subscriptions	—	165,780
Due to broker	—	264,413
Fees payable	234,789	233,434

Total liabilities	979,406	1,824,994

NET ASSETS	$40,014,652	$39,783,829

Number of Units	23,717.375	26,145.940
Net asset value per Unit	$1,687.15	$1,521.61

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2006 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006 (cost $35,100,579), securities are held in margin accounts as collateral for open futures and forwards	$35,350,000	87.7%	$35,100,579

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.4	174,698
Metals		1.7	663,000

Total unrealized appreciation on forward contracts		2.1	837,698

Unrealized depreciation on forward contracts
Currencies		(1.3)	(527,105)
Metals		(0.6)	(217,512)

Total unrealized depreciation on forward contracts		(1.9)	(744,617)

Total forward contracts, at fair value		0.2	93,081

Swap contracts, at fair value
Unrealized appreciation on swap contracts 05/26/06 Live Cattle Swap **		0.1	28,637

Total swap contracts, at fair value		0.1	28,637

Futures contracts, at fair value
Futures contracts purchased
Currency		0.6	233,650
Energy		0.6	242,895
Financial		0.2	67,644
Food & Fiber		(0.1)	(54,003)
Indices		1.3	521,618
Metals		4.6	1,865,710

Total futures contracts purchased		7.2	2,877,514

Futures contracts sold
Currency		1.1	442,948
Energy		(0.4)	(166,420)
Financial		2.6	1,057,659
Food & Fiber		0.0 *%	$(8,713)

		Percentage of
	Face Value	Net Assets	Fair Value
Indices		0.1%	$30,910
Livestock		0.1	51,820

Total futures contracts sold		3.5	1,408,204

Total futures contracts, at fair value		10.7	4,285,718

Futures and forward contracts by country composition
Canada		0.2	76,720
Japan		0.8	307,063
United States		6.0	2,409,807
Other		4.0	1,613,846

Total futures and forward contracts by country		11.0%	$4,407,436

*	Due to rounding

**	Valued daily off the underlying commodity’s future price
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006 (cost $36,402,834), securities are held in margin accounts as collateral for open futures and forwards	$37,050,000	91.5%	$36,402,834

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.8	324,702
Metals		5.9	2,345,861

Total unrealized appreciation on forward contracts		6.7	2,670,563

Unrealized depreciation on forward contracts
Currencies		(2.9)	(1,150,034)

Total unrealized depreciation on forward contracts		(2.9)	(1,150,034)

Total forward contracts, at fair value		3.8	1,520,529

Swap contracts, at fair value
Unrealized depreciation on swap contracts 02/24/06 Wheat Swap **		0.0 *	(11,333)

Total swap contracts, at fair value		0.0	(11,333)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.0 *	(4,049)
Energy		0.5	207,908
Financial		(0.1)	(40,816)
Food & Fiber		2.8	1,115,630
Indices		1.2	456,060
Livestock		0.0 *	10,210
Metals		0.6	224,560

Total futures contracts purchased		5.0	2,226,392

Futures contracts sold
Currency		1.0	410,006
Energy		(0.4)	(162,868)
Financial		0.1	49,751

Total futures contracts sold		0.7	296,889

Total futures contracts, at fair value		5.7%	$1,969,503

		Percentage of
	Face Value	Net Assets	Fair Value
Futures and forward contracts by country composition
Japan		0.9%	$360,181
United Kingdom		0.2	95,363
United States		8.1	3,202,581
Other		0.3	117,463

Total futures and forward contracts by country		9.5%	$3,775,588

*	Due to rounding

**	Valued daily off the underlying commodity’s future price
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Investment income, interest	$412,029	$214,765

Expenses
Management fee	187,263	180,070
Organization and offering expenses	101,223	97,336
Operating expenses	15,184	14,600
Selling commission	404,894	389,341
Incentive fee	—	—
Brokerage commissions	436,158	516,752
Other	1,792	607

Total expenses	1,146,514	1,198,706

Net investment loss	(734,485)	(983,941)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	4,163,272	(1,801,145)
Net change in unrealized appreciation on futures and forward contracts	631,848	1,266,469

Net gain (loss) on investments	4,795,120	(534,676)

Net increase (decrease) in net assets from operations	$4,060,635	$(1,518,617)

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31,
(Unaudited)

	2006	2005
Decrease in net assets from operations
Net investment loss	(734,485)	(983,941)
Net realized gain (loss) on futures and forward contracts	4,163,272	(1,801,145)
Net change in unrealized appreciation on futures and forward contracts	631,848	1,266,469

Net increase (decrease) in net assets from operations	4,060,635	(1,518,617)

Capital share transactions
Issuance of Units	402,322	3,779,746
Redemption of Units	(4,232,134)	(2,095,775)

Net increase (decrease) in net assets from capital share transactions	(3,829,812)	1,683,971

Net increase in net assets	230,823	165,354

Net assets, beginning of period	39,783,829	42,474,364

Net assets, end of period	$40,014,652	$42,639,718

Units, beginning of period	26,145.940	24,547.544
Issuance of Units	252.286	2,368.980
Redemption of Units	(2,680.851)	(1,284.544)

Units, end of period	23,717.375	25,631.980

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Unaudited)

	2006	2005
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$4,060,635	$(1,518,617)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
US Government securities	1,302,255	(2,432,764)
Due from/to brokers	(676,986)	2,355,595
Unrealized appreciation on open forward contracts	1,832,865	1,669,686
Unrealized appreciation on open swap contracts	(28,637)	—
Futures contracts purchased	(908,011)	(3,963,447)
Unrealized depreciation on open forward contracts	(405,417)	1,723,317
Unrealized depreciation on open swap contracts	(11,333)	—
Due to brokers	(264,413)	—
Futures contracts sold	(1,111,315)	(696,025)
Fees payable	1,355	(123,864)

Net cash provided by (used) in operating activities	3,790,998	(2,986,119)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	236,542	4,372,943
Redemptions, net of redemption payable	(4,232,134)	(1,972,776)

Net cash provided by (used in) financing activities	(3,995,592)	2,400,167

Net decrease in cash	(204,594)	(585,952)

Cash, beginning of period	269,034	1,826,691

Cash, end of period	$64,440	1,240,739

Supplemental disclosure of noncash financing activities:
2005 contributions received in 2004		$1,288,630

2006 contributions received in 2005	$165,780

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
QUADRIGA SUPERFUND, L.P. — SERIES A AND B
1. Nature of operations
Organization and Business
Quadriga Superfund, L.P., a Delaware Limited Partnership (the “Fund”), commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America and international commodity equity markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading manager of the Fund (“Superfund Capital Management”). The Fund has issued two classes of Units, Series A and Series B. The two Series will be traded and managed the same way, with the exception of the degree of leverage.
The term of the Fund shall continue until December 31, 2050, unless terminated earlier by Superfund Capital Management or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.
2. Basis of presentation and significant accounting policies
Basis of Presentation
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission (“SEC”) and U.S. generally accepted accounting principles with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing the U.S. Treasury Bills due to the short term nature of such investments; accordingly, the cost of securities plus accreted discount, or minus amortized premium approximates fair value.
Translation of Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the period end exchange rates. Purchases and sales of investments and income and expenses that are denominated in foreign currencies are translated into U.S. dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statements of operations.
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
Income Taxes
The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.
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
In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. Superfund Capital Management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.
4. Allocation of net profits and losses
In accordance with the Fund’s First Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.
Advance subscriptions represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.
5. Related party transactions
In accordance with the Limited Partnership Agreement, Superfund Capital Management shall be paid a monthly management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum), a monthly organization and offering fee equal to one-twelfth of 1% of month end net assets (1% per annum) and monthly operating expenses equal to one-twelfth of .15% of month end net assets (.15% per annum). In accordance with the Prospectus dated December 13, 2005, included within the Registration Statement on Form S-1 (File No. 333-122229), Superfund Asset Management, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. The maximum cumulative selling commission per Unit is 10% of the initial public offering price.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

6. Financial highlights
Financial highlights for the period January 1, 2006 through March 31, 2006 are as follows:

	Series A	Series B

Total return before incentive fees	7.6%	10.9%
Incentive fees	0.0	0.0

Total return after incentive fees	7.6%	10.9%

Ratio to average partners’ capital
Operating expenses before incentive fees	2.6%	2.9%
Incentive fees	0.0	0.0

Total expenses	2.6%	2.9%

Net investment loss before incentive fee	(1.6)%	(1.8)%

Net asset value per unit, beginning of period	$1,328.33	$1,521.61
Net investment loss	(21.33)	(30.97)
Net gain (loss) on investments	121.89	196.51

Net asset value per unit, end of period	$1,428.89	$1,687.15

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
Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counter party to the transactions. The Fund’s risk of loss in the event of counter party default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund’s assets are ADM Investor Services Inc., FIMAT USA, LLC., Bear Stearns & Co. Inc., Barclays Capital Inc. and Man Financial.
Superfund Capital Management monitors and controls the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allows Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.
The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such withdrawal to Superfund Capital Management not less than ten business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemption proceeds will generally be paid within 20 days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     The Fund commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended March 31, 2006, subscriptions totaling $5,036,615 have been accepted and redemptions over the same period totaled $7,683,824.
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
RESULTS OF OPERATIONS
Three Months ended March 31, 2006
Series A:
     Net results for the quarter ended March 31, 2006 were a gain of 7.57% in net asset value compared to the preceding quarter. In this quarter, Series A experienced a net increase in net assets from operations of $4,516,728. This net increase in net assets consisted of interest income of $629,632, a net realized and unrealized gain of $5,488,739 from trading operations, and total expenses of $1,601,643. Expenses included $292,381 in management fees, $158,044 in organization and offering expenses, $23,707 in operating expenses, $632,176 in selling commissions, $493,426 in brokerage commissions, and $1,909 in other expenses. At March 31, 2006 and December 31, 2005, the net asset value per unit of Series A was $1,428.89 and $1,328.33, respectively.
Series B:
     Net results for the quarter ended March 31, 2006 were a gain of 10.88% in net asset value compared to the preceding quarter. In this quarter, Series B experienced a net increase in net assets from operations of $4,060,635. This net increase in net assets consisted of interest income of $412,029, a net realized and unrealized gain of $4,795,120 from trading operations, and total expenses of $1,146,514. Expenses included $187,263 in management fees, $101,223 in organization and offering expenses, $15,184 in operating expenses, $404,894 in selling commissions, $436,158 in brokerage commissions, and $1,792 in other expenses. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B’s leverage of approximately 1.5 times Series A. At March 31, 2006 and December 31, 2005, the net asset value per unit of Series B was $1,687.15 and $1,521.61, respectively.
Fund results for 1st Quarter 2006:
     Global stock indices began 2006 right where 2005 left off, with many markets rising to new highs. As a result, the Fund's long positions in these markets performed positively. Precious and base metals continued to surge higher in January, which resulted in a considerable gains for the Fund’s long positions. Coffee and sugar continued their positive momentum and provided a positive result for the long strategy established by the Fund’s trading system. In the money market, the Fund’s long/short strategy experienced losses. Other market sectors did not reveal significant trends and therefore had little influence on January’s overall positive performance.
     Short-term U.S. interest rates continued to trend downward in the month of February as economic data fueled speculation that the Fed is not done raising interest rates. The Fund’s long/short strategy in the money market performed positively. U.S. crude, heating oil and unleaded gas reversed their January gains, with decreases of 8.1%, 7.7%, and 16.8% respectively from the close of January to February, which resulted in a considerable loss from the Fund’s long/short positions. By mid-February metals declined sharply. As a result the long strategy established by the Fund’s trading system produced a negative result for this market. Other market sectors did not reveal significant trends and did not have any material influence on this February’s overall negative performance.
     World stock markets posted solid gains in March as Asia, led by Japan and Australia, moved to new highs. The Fund’s long strategy in stock indices performed positively. World bond and money markets declined sharply on inflation concerns as well as a bid by central bankers to remove excess liquidity from financial markets in the face of exceptional economic growth, which resulted in a gain of the Fund’s short positions. The U.S. Dollar remained mixed in March against most major currencies as economic releases had little impact on world currency relationships. The long/short strategy established by the Fund’s trading system produced a negative result for this market. World energy markets posted notable gains in March, reversing their February losses. The Fund held both long and short positions in these markets during the month and experienced overall losses from its positions. Precious and Base metals ended their 2 month corrections in March, with most metals surging to multi-year highs, which resulted in a considerable gain to the Fund’s long positions. Other market sectors did not reveal significant trends and did not have any material influence on this March’s positive performance.
     For the first quarter of 2006, the most profitable market sector for the Fund on an overall basis was stock indices, while the highest losses resulted from the Fund’s positions in the energy markets.
Three Months ended March 31, 2005:
Series A:
     Net results for the quarter ended March 31, 2005 were a loss of 2.62% in net asset value compared to the preceding quarter. In this quarter, Series A experienced a net decrease in net assets from operations of $756,810. This net decrease in net assets consisted of interest income of $168,028, a net realized and unrealized loss of $14,940 from trading operations, and total expenses of $909,898. Expenses included $137,859 in management fees, $74,518 in organization and offering expenses, $11,178 in operating expenses, $298,075 in selling commissions, $387,384 in brokerage commissions, and $884 in other expenses. At March 31, 2005 and December 31, 2004, the net asset value per unit of Series A was $1,428.28 and $1,466.67, respectively.
Series B:
     Net results for the quarter ended March 31, 2005 were a loss of 3.86% in net asset value compared to the preceding quarter. In this quarter, Series B experienced a net decrease in net assets from operations of $1,518,617.

This net decrease in net assets consisted of interest income of $214,765, a net realized and unrealized loss of $534,676 from trading operations, and total expenses of $1,198,706. Expenses included $180,070 in management fees, $97,336 in organization and offering expenses, $14,600 in operating expenses, $389,341 in selling commissions, $516,752 in brokerage commissions, and $607 in other expenses. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B’s leverage of approximately 1.5 times Series A. At March 31, 2005 and December 31, 2004, the net asset value per unit of Series B was $1,663.54 and $1,730.29, respectively.
Fund results for 1st Quarter 2005:
     January 2005 showed a sharp decline of metal prices causing significant losses for the Fund’s long positions. Also, short positions in foreign currencies were not successful due to the rising U.S. Dollar and therefore lost considerably. Long positions in the stock index markets were also contributing to January’s negative performance.
     In February, rising energy prices led to a positive result of the long strategy of the Fund for these markets. Long positions in stock index markets performed almost as well and were contributing to February’s positive Fund performance together with combined long and short positions in other financial futures sectors. A long/short strategy in the agricultural markets was not quite successful and marked the only noteworthy loss for February.
     During the first half month of March, the U.S. Dollar was on a rise again and this development caused substantial losses to the Fund’s short positions in non-domestic currencies. The trading performance of the financial futures was positive due to short positions in bonds and notes and both long and short positions in interest rates. However, the most important influence on March’s performance resulted from long positions in the energy sector, which were able to take significant profits from sharply rising prices.
     For the first quarter of 2005, the most profitable market group overall was the energy sector while the highest losses resulted from positions in the foreign currencies markets.
OFF-BALANCE SHEET RISK
     The term off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.
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

CONTRACTUAL OBLIGATIONS
     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open future and forward currency contracts at March 31, 2006 and December 31, 2005.
CRITICAL ACCOUNTING POLICIES — VALUATION OF THE FUND’S POSITIONS
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
     In the case of market sensitive instruments which are not exchange-traded (which include currencies and some energy products and metals in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. Dollar-based Fund in expressing Value at Risk in a functional currency other than U.S. Dollars.
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
THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2006. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2006, the net assets for Series A were $65,121,379 and the net assets for Series B were $40,014,652.
Series A as of March 31, 2006:

Sector	Market Risk (USD)	% of total capitalization (net assets)
Stock Indices	$1,385,138	2.13%
Financial Futures	$1,711,262	2.63%
Currencies	$4,644,735	7.13%
Agricultural Products	$558,980	0.86%
Energy	$1,499,620	2.30%
Metals	$1,692,071	2.60%

Total	$11,491,806	17.65%

Series B as of March 31, 2006:

Sector	Market Risk (USD)	% of total capitalization (net assets)
Stock Indices	$1,735,272	4.34%
Financial Futures	$1,444,436	3.61%
Currencies	$3,922,176	9.80%
Agricultural Products	$447,524	1.12%
Energy	$1,266,437	3.16%
Metals	$1,429,084	3.57%

Total	$10,244,929	25.60%
     The following tables indicate average, highest and lowest amount of the trading Value at Risk associated with the Fund’s open positions by market category for the year ended December 31, 2005. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. During the year ended December 31, 2005, the average capitalization for Series A was $44,036,757.75 and the average capitalization for Series B was $40,981,650.
Series A as of December 31, 2005:

		% of Average	Highest Value at	Lowest Value at
Sector	Average Value at Risk	Capitalization	Risk	Risk
Stock Indices	$1,512,822	3.44%	$1,740,734	$1,351,175
Financial Futures	$1,359,303	3.09%	$1,897,505	$875,596
Currencies	$3,598,614	8.17%	$5,907,756	$1,449,098
Agricultural	$341,744	0.78%	$598,717	$58,044
Energy	$921,229	2.09%	$1,324,149	$657,974
Metals	$1,387,497	3.15%	$2,033,095	$772,069

Total	$9,121,210	20.72%
     Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2005.
Series B as of December 31, 2005:

		% of Average	Highest Value at	Lowest Value at
Sector	Average Value at Risk	Capitalization	Risk	Risk
Stock Indices	$2,153,127	5.25%	$3,084,741	$1,432,917
Financial Futures	$2,022,611	4.94%	$3,415,011	$809,391
Currencies	$5,035,201	12.29%	$8,458,329	$2,622,864
Agricultural	$405,771	0.99%	$555,843	$10,262
Energy	$1,323,122	3.23%	$2,358,725	$366,394
Metals	$2,003,699	4.89%	$3,654,036	$716,965

Total	$12,943,531	31.59%
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

NON-TRADING RISK
     The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are not believed to be material. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills. The market risk represented by these investments is not believed to be material.
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
     The following were the primary trading risk exposures of the Fund as of March 31, 2006 by market sector.
Currencies
     The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of March 31, 2006 the exposure to these markets was the highest among all market groups.
Interest Rates
     Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of March 31, 2006 the exposure to these markets was relatively low in comparison to historic levels.
Stock Indices
     Generally, the Fund’s primary exposure is to the equity price risk in the G-8 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of March 31, 2006, the exposure to these markets was relatively low compared to historic levels.

Energy
     The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by increased demand from the United States and other developed and developing countries as well as supply shortages due to extreme weather conditions. As of March 31, 2006, the exposure to these markets was very similar to historic levels.
Metals
     The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of March 31, 2006 was relatively low in comparison to historic levels.
Agricultural Market
     The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of March 31, 2006 was the lowest among all market groups.
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
Foreign Currency Balances
     The Fund’s primary foreign currency balances are in the G-8 countries along with Spain and Asian markets. The Fund controls the non-trading risk of these balances by regularly converting these balances back into U.S. Dollars (no less frequently than weekly, and more frequently if a particular foreign currency balance becomes unusually large based on Superfund Capital Management’s experience).
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

ITEM 4. CONTROLS AND PROCEDURES
     Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in Superfund Capital Management’s internal controls with respect to the Fund or in other factors applicable to the Fund that could materially affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None
ITEM 1A. RISK FACTORS
     There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Fund’s Annual Report on Form 10-K for the period ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Not applicable.
     (b) Not applicable
     (c) Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
     The following tables summarize the redemptions by investors during the three months ended March 31, 2006:
Series A:

Month Ended	Units Redeemed	NAV per Unit ($)
January 31, 2006	1,211.82	1328.33
February 28, 2006	624.60	1419.62
March 31, 2006	698.53	1367.68

	2,534.95

Series B:

Month Ended	Units Redeemed	NAV per Unit ($)
January 31, 2006	1,186.36	1,521.61
February 28, 2006	670.77	1,669.55
March 31, 2006	823.72	1,586.92

	2,680.85

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     Not applicable.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None
ITEM 5. OTHER INFORMATION.
     None
ITEM 6. EXHIBITS.
     The following exhibits are included herewith:

31.1	Rule 12(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 12(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2006.

QUADRIGA SUPERFUND, L.P.
(Registrant)

By: Superfund Capital Management, Inc. General Partner

By:	/s/ Christian Baha

Christian Baha
President and Chief Executive Officer

By:	/s/ Konrad Koenigswieser

Konrad Koenigswieser
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer	E-2

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer	E-3

32.1	Section 1350 Certification of Chief Executive Officer	E-4

32.2	Section 1350 Certification of Chief Financial Officer	E-5

E-1