Form 10-Q
period 2006-06-30
QUADRIGA SUPERFUND
filed 2006-08-14
CIK 1168990

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐      No ☑
Total number of Pages: 31 plus exhibits

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements of Quadriga Superfund, L.P. – Series A are included in Item 1:

Page
Financial Statements

Statements of Assets and Liabilities as of June 30, 2006 and December 31, 2005	3

Condensed Schedule of Investments as of June 30, 2006	4

Condensed Schedule of Investments as of December 31, 2005	5

Statements of Operations for the three months ended June 30, 2006 and June 30, 2005 and six months ended June 30, 2006 and June 30, 2005	6

Statements of Changes in Net Assets for the six months ended June 30, 2006 and June 30, 2005	7

Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005	8
Certification of Chief Executive Officer
Certification of Principal Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Principal Financial Officer
The following financial statements of Quadriga Superfund, L.P. – Series B are included in Item 1:

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS

US Government securities, at fair value, amortized cost $60,111,121 and $53,351,488 as of June 30, 2006 and December 31, 2005	$60,111,121	$53,351,488

Due from brokers	4,820,584	2,705,847

Unrealized appreciation on open forward contracts	700,918	2,733,570

Futures contracts purchased	143,450	2,110,992

Futures contracts sold	2,971,281	286,562

Cash	1,779,203	888,918

Receivable from Affiliate	426,879	—

Total assets	70,953,436	62,077,377

LIABILITIES

Unrealized depreciation on open forward contracts	499,557	1,237,784

Unrealized depreciation on open swap contracts	—	193,624

Advance subscriptions	1,704,624	866,893

Fees payable	398,546	357,028

Total liabilities	2,602,727	2,655,329

NET ASSETS	$68,350,709	$59,422,048

Number of Units	49,085.758	44,734.441

Net asset value per Unit	$1,392.48	$1,328.33

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2006 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 31, 2006 (amortized cost $60,111,121), securities are held in margin accounts as collateral for open futures and forwards	$60,600,000	87.9%	$60,111,121

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.3	211,943
Metals		0.7	488,975

Total unrealized appreciation on forward contracts		1.0	700,918

Unrealized depreciation on forward contracts
Currencies		(0.7)	(499,557)

Total unrealized depreciation on forward contracts		(0.7)	(499,557)

Total forward contracts, at fair value		0.3	201,361

Futures contracts, at fair value
Futures Contracts Purchased
Energy		(0.0) *	(21,283)
Food & Fiber		0.2	164,733

Total futures contracts purchased		0.2	143,450

Futures Contracts Sold
Currency		1.2	783,525
Energy		1.1	763,131
Financial		2.3	1,575,004
Food & Fiber		(0.3)	(191,324)
Indices		0.1	40,945

Total futures contracts sold		4.4	2,971,281

Total futures contracts, at fair value		4.6	3,114,731

Futures, swap and forward contracts by country composition
European Community		3.2	2,212,241
Japan		(0.2)	(118,129)
United States		2.1	1,423,968
Other		(0.2)	(201,989)

Total futures and forward contracts by country		4.9%	$3,316,091

*	Due to Rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006 (amortized cost $53,351,488), securities are held in margin accounts as collateral for open futures and forwards	$54,300,000	89.8%	$53,351,488

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.6	349,388
Metals		4.0	2,384,182

Total unrealized appreciation on forward contracts		4.6	2,733,570

Unrealized depreciation on forward contracts
Currencies		(2.1)	(1,237,784)

Total unrealized depreciation on forward contracts		(2.1)	(1,237,784)

Total forward contracts, at fair value		2.5	1,495,786

Swap contracts, at fair value
Unrealized depreciation on swap contracts
02/24/06 Corn Swap **		0.0 *	(4,013)
02/24/06 Wheat Swap **		(0.3)	(189,611)

Total swap contracts, at fair value		(0.3)	(193,624)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.0) *	(3,825)
Energy		0.4	222,119
Financial		(0.1)	(44,622)
Food & Fiber		2.0	1,195,909
Indices		0.8	489,551
Livestock		0.0 *	10,340
Metals		0.4	241,520

Total futures contracts purchased		3.5	2,110,992

Futures Contracts Sold
Currency		0.7	413,828
Energy		(0.3)	(177,030)
Financial		0.1	49,764

Total futures contracts sold		0.5	286,562

Total futures contracts, at fair value		4.0%	$2,397,554

Futures, swap and forward contracts by country composition
Japan		0.3%	$174,514
United Kingdom		0.1	102,468
United States		5.2	3,108,970
Other		0.5	314,124

Total futures and forward contracts by country		6.1%	$3,699,716

*	Due to rounding

**	Valued daily of the underlying commodity’s future price
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Investment income, interest	$759,652	$196,075	$1,389,284	$364,103

Expenses
Management fee	320,336	141,333	612,717	279,192
Organization and offering expenses	173,155	76,396	331,198	150,914
Operating expenses	25,973	11,459	49,680	22,637
Selling commission	692,618	305,583	1,324,794	603,658
Incentive fee	—	—	—	—
Brokerage commissions	529,543	326,504	1,022,970	713,888
Other	447	15	2,355	899

Total expenses	1,742,072	861,290	3,343,714	1,771,188

Net investment loss	(982,420)	(665,215)	(1,954,430)	(1,407,085)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	513,515	(2,636,958)	4,558,040	(3,356,248)
Net change in unrealized appreciation on futures and forward contracts	(1,827,837)	99,956	(383,624)	804,306

Net gain (loss) on investments	(1,314,322)	(2,537,002)	4,174,416	(2,551,942)

Net increase from payments by Affiliate	426,879	—	426,879	—

Net increase (decrease) in net assets from operations	$(1,869,863)	$(3,202,217)	$2,646,865	$(3,959,027)

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. – SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Six Months Ended June 30,
(Unaudited)

	2006	2005
Increase (decrease) in net assets from operations

Net investment loss	$(1,954,430)	$(1,407,085)
Net realized gain (loss) on futures and forward contracts	4,558,040	(3,356,248)
Net change in unrealized appreciation on futures and forward contracts	(383,624)	804,306
Net increase from payments by Affiliate	426,879	—

Net increase (decrease) in net assets from operations	2,646,865	(3,959,027)

Capital share transactions
Issuance of Units	11,684,167	6,244,705
Redemption of Units	(5,402,371)	(2,488,928)

Net increase in net assets from capital share transactions	6,281,796	3,755,777

Net increase (decrease) in net assets	8,928,661	(203,250)

Net assets, beginning of period	59,422,048	31,768,269

Net assets, end of period	$68,350,709	$31,565,019

Units, beginning of period	44,734.441	21,660.138
Issuance of Units	8,237.643	4,708.548
Redemption of Units	(3,886.326)	(1,864.967)

Units, end of period	49,085.758	24,503.719

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$2,646,865	$(3,959,027)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
US Government securities	(6,759,633)	(1,258,452)
Due from brokers	(2,114,737)	2,009,958
Unrealized appreciation on open forward contracts	2,032,652	1,143,850
Futures contracts purchased	1,967,542	(1,868,176)
Unrealized depreciation on open forward contracts	(738,227)	2,657
Unrealized depreciation on open swap contracts	(193,624)	—
Futures contracts sold	(2,684,719)	(82,637)
Fees payable	41,518	7,172
Receivable from Affiliate	426,879	—

Net cash used in operating activities	(6,229,242)	(4,004,655)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	12,521,898	14,034,405
Redemptions, net of redemption payable	(5,402,371)	(2,488,928)

Net cash provided by financing activities	7,119,527	11,545,477

Net increase in cash	890,285	7,540,822

Cash, beginning of period	888,918	911,222

Cash, end of period	$1,779,203	$8,452,044

Supplemental disclosure of non-cash financing activities
2005 subscriptions received in 2004		$475,850

2006 contributions received in 2005	$866,893

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS

US Government securities, at fair value, amortized cost $33,105,886 and $36,402,834 as of June 30, 2006 and December 31, 2005	$33,105,886	$36,402,834

Due from brokers	1,336,017	—

Unrealized appreciation on open forward contracts	555,013	2,670,563

Futures contracts purchased	109,107	1,969,503

Futures contracts sold	2,306,810	296,889

Cash	647,746	269,034

Receivable from Affiliate	584,801	—

Total assets	38,645,380	41,608,823

LIABILITIES

Unrealized depreciation on open forward contracts	377,763	1,150,034

Unrealized deprecation on open swap contracts	—	11,333

Advance subscriptions	549,500	165,780

Due to broker	—	264,413

Fees payable	216,611	233,434

Total liabilities	1,143,874	1,824,994

NET ASSETS	$37,501,506	$39,783,829

Number of Units	22,831.229	26,145.940

Net asset value per Unit	$1,642.55	$1,521.61

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2006 (Unaudited)

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 31, 2006 (amortized cost $33,105,886), securities are held in margin accounts as collateral for open futures and forwards	$33,375,000	88.3%	$33,105,886

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.4	159,650
Metals		1.1	395,363

Total unrealized appreciation on forward contracts		1.5	555,013

Unrealized depreciation on forward contracts
Currencies		(1.0)	(377,763)

Total unrealized depreciation on forward contracts		(1.0)	(377,763)

Total forward contracts, at fair value		0.5	177,250

Futures contracts, at fair value
Futures contracts purchased
Energy		0.0 *	(15,742)
Food & Fiber		0.3	124,849

Total futures contracts purchased		0.3	109,107

Futures contracts sold
Currency		2.0	775,513
Energy		1.5	577,202
Financial		3.3	1,217,351
Food & Fiber		(0.4)	(145,843)
Indices		(0.3)	(117,413)

Total futures contracts sold		6.1	2,306,810

Total futures contracts, at fair value		6.4	2,415,917

Futures and forward contracts by country composition
European Community		4.6	1,734,201
Japan		(0.2)	(87,135)
United States		2.9	1,100,213
Other		(0.4)	(154,112)

Total futures and forward contracts by country		6.9%	$2,593,167

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005 (Audited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006 (amortized cost $36,402,834), securities are held in margin accounts as collateral for open futures and forwards	$37,050,000	91.5%	$36,402,834

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.8	324,702
Metals		5.9	2,345,861

Total unrealized appreciation on forward contracts		6.7	2,670,563

Unrealized depreciation on forward contracts
Currencies		(2.9)	(1,150,034)

Total unrealized depreciation on forward contracts		(2.9)	(1,150,034)

Total forward contracts, at fair value		3.8	1,520,529

Swap contracts, at fair value
Unrealized depreciation on swap contracts 02/24/06 Wheat Swap **		0.0 *	(11,333)

Total swap contracts, at fair value		0.0	(11,333)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.0 *	(4,049)
Energy		0.5	207,908
Financial		(0.1)	(40,816)
Food & Fiber		2.8	1,115,630
Indices		1.2	456,060
Livestock		0.0 *	10,210
Metals		0.6	224,560

Total futures contracts purchased		5.0	2,226,392

Futures contracts sold
Currency		1.0	410,006
Energy		(0.4)	(162,868)
Financial		0.1	49,751

Total futures contracts sold		0.7	296,889

Total futures contracts, at fair value		5.7%	$2,266,392

Futures and forward contracts by country composition
Japan		0.9%	$360,181
United Kingdom		0.2	95,363
United States		8.1	3,202,581
Other		0.3	117,463

Total futures and forward contracts by country		9.5%	$3,775,588

*	Due to rounding

**	Valued daily off the underlying commodity’s future price

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. -
SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Investment Income, interest	$430,037	$254,037	$842,067	$468,802

Expenses
Management fee	181,475	178,486	368,739	358,556
Organization and offering expenses	98,095	96,479	199,318	193,815
Operating expenses	14,714	14,472	29,898	29,072
Selling commission	392,379	385,917	797,273	775,258
Incentive fee	—	—	—	—
Brokerage commissions	411,457	564,004	847,616	1,080,756
Other	636	29	2,428	635

Total expenses	1,098,756	1,239,387	2,245,272	2,438,092

Net investment loss	(668,719)	(985,350)	(1,403,205)	(1,969,290)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	945,797	(4,944,680)	5,109,070	(6,745,825)
Net change in unrealized appreciation on futures and forward contracts	(1,814,268)	131,333	(1,182,420)	1,397,802

Net gain (loss) on investments	(868,471)	(4,813,347)	3,926,650	(5,348,023)

Net increase from payments by Affiliate	584,801	—	584,801	—

Net increase (decrease) in net assets from operations	$(952,389)	$(5,798,697)	$3,108,246	$(7,317,313)

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Six Months Ended June 30,
(Unaudited)

	2006	2005
Decrease in net assets from operations
Net investment loss	(1,403,205)	(1,969,290)
Net realized gain (loss) on futures and forward contracts	5,109,070	(6,745,825)
Net change in unrealized appreciation on futures and forward contracts	(1,182,420)	1,397,802
Net increase from payments by Affiliate	584,801	—

Net increase (decrease) in net assets from operations	3,108,246	(7,317,313)

Capital share transactions
Issuance of Units	1,857,884	9,054,244
Redemption of Units	(7,248,453)	(3,791,869)

Net increase (decrease) in net assets from capital share transactions	(5,390,569)	5,262,375

Net decrease in net assets	(2,282,323)	(2,054,938)

Net assets, beginning of period	39,783,829	42,474,364

Net assets, end of period	$37,501,506	$40,419,426

Units, beginning of period	26,145.940	24,547.544
Issuance of Units	1,094.465	5,968.259
Redemption of Units	(4,409.176)	(2,430.727)

Units, end of period	22,831.229	28,085.076

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$3,108,246	$(7,317,313)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
US Government securities	3,296,948	(1,732,052)
Due from brokers	(1,336,017)	5,486,109
Unrealized appreciation on open forward contracts	2,115,550	2,278,661
Futures contracts purchased	1,860,396	(3,284,789)
Unrealized depreciation on open forward contracts	(772,271)	(246,284)
Unrealized depreciation on open swap contracts	(11,333)	—
Due to brokers	(264,413)	—
Futures contracts sold	(2,009,921)	(145,390)
Fees payable	(16,823)	(137,230)
Receivable from Affiliate	584,801

Net cash provided by (used in) operating activities	5,385,561	(5,098,289)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,241,604	8,122,514
Redemptions, net of redemption payable	(7,248,453)	(3,668,872)

Net cash provided by (used in) financing activities	(5,006,849)	4,453,642

Net increase (decrease) in cash	378,712	(644,647)

Cash, beginning of period	269,034	1,826,691

Cash, end of period	$647,746	1,182,044

Supplemental disclosure of noncash financing activities:
2005 contributions received in 2004		$1,288,630

2006 contributions received in 2005	$165,780

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
QUADRIGA SUPERFUND, L.P. – SERIES A AND B
1. Nature of operations
Organization and Business
Quadriga Superfund, L.P., a Delaware Limited Partnership (the “Fund”), commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America and international commodity equity markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading manager of the Fund (“Superfund Capital Management”). The Fund has issued two series of Units, Series A and Series B. Series A and Series B are traded and managed the same way, with the exception of the degree of leverage.
The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the Superfund Capital Management or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.
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
4. Allocation of net profits and losses
In accordance with the Fund’s Second Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.
Advance subscriptions represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.
5. Related party transactions
In accordance with the Limited Partnership Agreement, Superfund Capital Management shall be paid a monthly management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum), a monthly organization and offering fee equal to one-twelfth of 1% of month end net assets (1% per annum) and monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated December 1, 2005, included within the Registration Statement on Form S-1 (File No. 333-122229 as subsequently supplemented), Superfund Asset Management, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. The maximum cumulative selling commission per Unit is 10% of the initial public offering price.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
These financial statements, which are presented on an accrual basis, reflect an increase in net assets of $426,879 for Series A and $584,801 for Series B due to a forthcoming reimbursement to the Fund by Superfund Asset Management, Inc. for brokerage commissions that were charged in excess of $25 per round turn transaction as a result of foreign currency conversion. These reimbursement amounts are anticipated to be received by the Fund in August 2006. Because the amount of the reimbursement was unknown at the time the Fund issued its June 30, 2006 monthly account statement, the net assets reflected in these financial statements will vary slightly from the June 30, 2006 account statement.
6. Financial highlights
Financial highlights for the period January 1, 2006 through June 30, 2006 are as follows:

	Series A	Series B

Total return before incentive fees*	4.2%	6.3%

Incentive fees	—	—

Total return after incentive fees*	4.2%	6.3%

Ratios to average partners’ capital **
Operating expenses before incentive fees	10.2%	11.4%

Incentive fees	0.0	0.0

Total expenses	10.2%	11.4%

Net investment income (loss)	(6.0)%	(7.1)%

Net asset value per unit, beginning of period	$1,328.33	$1,521.61

Net investment loss	(43.31)	(58.30)
Net gain (loss) in investments	97.22	154.94
Net increase from payments by affiliate	9.24	24.29

Net asset value per unit, end of period	$1,392.48	$1,642.55

Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

*	The total return information presented above is not annualized and excludes the net increase in net assets from payments by affiliates in the amount of $426,879 for Series A and $584,801 for Series B. If the net increase in net assets from payments by affiliates was included, the total return would have been 4.8% for Series A and 7.9% for Series B.

**	Annualized
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

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses.
Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counter party to the transactions. The Fund’s risk of loss in the event of counter party default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund’s assets are ADM Investor Services, Inc., Fimat USA, LLC., Bear Stearns Forex Inc. and Bear Stearns Securities Corp., Barclays Capital Inc. and Man Financial Inc.
Superfund Capital Management monitors and controls the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.
The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
          Quadriga Superfund, L.P. (“the Fund”) commenced the offering of its Units of Limited Partnership Interest on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended June 30, 2006, subscriptions totaling $8,505,436 have been accepted and redemptions over the same period totaled $4,967,000.
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
RESULTS OF OPERATIONS
Three Months ended June 30, 2006
Series A:
Net results for the quarter ended June 30, 2006 were a loss of 2.55% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $1,869,863. This decrease consisted of interest income of $759,652, trading losses (including commissions) of $1,314,322, net increase from payment by affiliates of $426,879 and total expenses of $1,742,072. Expenses included $320,336 in management fees, $173,155 in organization and offering expenses, $25,973 in operating expenses, $692,618 in selling commissions, $529,543 in brokerage commissions, and $447 in other expenses. At June 30, 2006 and March 31, 2006, the net asset value per Unit of Series A was $1,392.48 and $1,428.89, respectively.
Series B:
Net results for the quarter ended June 30, 2006 were a loss of 2.64% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $952,389. This decrease consisted of interest income of $430,037, trading losses (including commissions) of $868,471, net increase from payment by affiliates of $584,801 and total expenses of $1,098,756. Expenses included $181,475 in management fees,

$98,095 in organization and offering expenses, $14,714 in operating expenses, $392,379 in selling commissions, $411,457 in brokerage commissions, and $636 in other expenses. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B’s leverage of approximately 1.5 times Series A. At June 30, 2006 and March 31, 2005, the net asset value per Unit of Series B was $1,642.55 and $1,687.15, respectively.
Fund results for 2nd Quarter 2006:
          Metals continued to soar in April with gold reaching levels not seen in 25 years as June Comex Gold settled at over $654 per ounce, which resulted in a considerable gain to the Fund’s long positions.
          The uptrend in global stock indices came to an abrupt end in May as worldwide equities sold off sharply, which resulted in a considerable loss to the Fund’s long positions. In mid-May world bond futures rebounded off their lows as traders continued to weigh the effects of inflation on expectations for economic growth. As a result, the Fund’s short positions in these markets performed negatively. The U.S. Dollar continued its decline against most currency regions in May despite a violent correction in some of the emerging markets, most notably Latin America. Overall, the Dollar was down between 1-2 % on the month against major currencies, which resulted in a loss to the Fund’s long/short positions. Metals markets experienced extreme volatility as the significant trend toward higher prices seemed to have stalled for the time being. Overall, the Fund’s long positions in these markets performed positively in May.
          Stock indices worldwide found support mid-June from improved economic data after weakness earlier in the month. Amid these conditions, the Fund’s long/short positions experienced losses. World bond futures markets reestablished their downward trend by the end of June as a positive U.S. GDP number countered previously weaker monthly numbers. However, the reestablishment of the downward trend did not offset the losses suffered by the Fund’s short positions during our initial rally at the beginning of June. U.S. short-term interest rates continued to trend lower as strong economic readings spurred the Fed to continue its monetary tightening strategy. First quarter GDP was revised up to a 5.6% annual rate, the strongest quarterly growth in 2 1/2 years. The Fund’s short money market positions had considerable gains. The U.S. Dollar reversed its May losses as it was bolstered by continued currency weakness in various emerging markets. Overall, the Fund’s long/short positions in these markets performed negatively. The combined influences of the South American grain harvest and favorable late spring/early summer growing weather in the U.S. led to a mid-month sell off in grain futures. However, values recovered as the month came to a close amid forecasts for higher temperatures at the critical point of the U.S growing season. As a result, the Fund’s short positions in these markets experienced losses. Among the other agricultural markets, NY Coffee reached a new 1 1/2 year low in late June before recovering slightly as values were supported by short covering due to Brazilian weather concerns. September Cocoa rallied 8.9% amid concerns about Indonesian floods, Brazilian crop disease, and the reemergence of violence in the Ivory Coast. October Sugar rallied 9.1% from its mid-June lows amid commercial interest and higher oil prices fueled by stronger than expected U.S. gasoline demand. On the whole, the Fund’s short positions in these agricultural markets performed negatively.
For the second quarter of 2006, the most profitable market group overall was metals while the highest losses resulted from positions in the currency markets.
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
Fund results for 1st Quarter 2006:
          Global stock indices began 2006 right where 2005 left off, with many markets rising to new highs. As a result, the Fund’s long positions in these markets performed positively. Precious and base metals continued to surge higher in January, which resulted in a considerable gains for the Fund’s long positions. Coffee and sugar continued their positive momentum and provided a positive result for the long strategy established by the Fund’s trading system. In the money market, the Fund’s long/short strategy experienced losses. Other market sectors did not reveal significant trends and therefore had little influence on January’s overall positive performance.
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
          World stock markets posted solid gains in March as Asia, led by Japan and Australia, moved to new highs. The Fund’s long strategy in stock indices performed positively. World bond and money markets declined sharply on inflation concerns as well as a bid by central bankers to remove excess liquidity from financial markets in the face of exceptional economic growth, which resulted in a gain of the Fund’s short positions. The U.S. Dollar remained mixed in March against most major currencies as economic releases had little impact on world currency relationships. The long/short strategy established by the Fund’s trading system produced a negative result for this market. World energy markets posted notable gains in March, reversing their February losses. The Fund held both long and short positions in these markets during the month and experienced overall losses from its positions. Precious and Base metals ended their 2 month corrections in March, with most metals surging to multiyear highs, which resulted in a considerable gain to the Fund’s long positions. Other market sectors did not reveal significant trends and did not have any material influence on this March’s positive performance.
          For the first quarter of 2006, the most profitable market sector for the Fund on an overall basis was stock indices, while the highest losses resulted from the Fund’s positions in the energy markets.
Three Months Ended June 30, 2005
Series A:
Net results for the quarter ended June 30, 2005 were a loss of 9.81% in net asset value compared to the preceding quarter. This decrease consisted of interest income of $196,075, trading losses (including commissions) of $2,537,002 and total expenses of $861,290. Expenses included $141,333 in management fees, $76,396 in organization and offering expenses, $11, 459 in operating expenses, $305,583 in selling commissions and $326, 504 in brokerage commissions. At June 30, 2005, the net asset value per Unit of Series A was $1,288.17.
Series B:

Net results for the quarter ended June 30, 2005 were a loss of 13.49% in net asset value compared to the preceding quarter. This decrease consisted of interest income of $254,037, trading losses (including commissions) of $4,813,347 and total expenses of $1,239,387. Expenses included $178,486 in management fees, $96,479 in organization and offering expenses, $14,472 in operating expenses, $385,917 in selling commissions and $564,004 in brokerage commissions. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B’s leverage of approximately 1.5 times Series A. At June 30, 2005, the net asset value per Unit of Series B was $1,439.18.
Fund results for 2nd Quarter 2005:
During the month of April, stock markets declined, which resulted in a considerable loss to the Fund’s long positions stock indices. In contrary, rising prices in the bond and notes markets were beneficial to the Fund’s long positions in this sector. The prices for the energy markets reversed their rising trend and declined sharply. As a result, the Fund’s long positions in these markets incurred significant losses. For the month of April 2005, Series A lost 12.22% and Series B lost 16.86%, including charges.
Rising stock indices led to a positive result of the long strategy of the Fund for these markets. Long positions in bonds, notes and interest markets also performed well. A long/short strategy in the metal markets resulted in losses. Also, short positions in the grains produced a negative performance. For the month of May 2005, Series A gained 0.30% and Series B gained 0.48%, each including charges.
As stock indices continued their rise, the Fund’s long positions continued to be profitable for this month. Long positions in bonds, notes and interest markets also contributed notably to this month’s positive performance due to rising prices in these sectors. Minor losses were incurred by short positions in the soft commodities and long positions in the energy markets. In June 2005, the net asset value of Series A and B increased by 2.44% and 3.56%, respectively, including charges.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation of ) of such Series’ open future and forward currency contracts at June 30, 2006 and December 31, 2005.
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
THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2006. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2006 and March 31, 2006, the net assets for Series A were $68,350,709 and $65,121,379, respectively, and the net assets for Series B as of such dates were $37,501,506 and $40,014,652, respectively.
     Series A as of June 30, 2006:

		% of total capitalization
Sector	Market Risk (USD)	(net assets)
Stock Indices	$381,150	0.56%
Financial Futures	$3,068,917	4.49%
Currencies	$3,057,659	4.47%
Agricultural Products	$593,242	0.87%
Energy	$1,740,447	2.55%

Total	$8,841,415	12.94%
Series B as of June 30, 2006:

		% of total
		capitalization
Sector	Market Risk (USD)	(net assets)
Stock Indices	$286,650	0.76%
Financial Futures	$2,317,193	6.18%
Currencies	$2,328,732	6.21%
Agricultural Products	$447,707	1.19%
Energy	$1,263,195	3.37%

Total	$6,643,477	17.71%
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
     The following were the primary trading risk exposures of the Fund as of June 30, 2006 by market sector.
Currencies
     The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of June 30, 2006 the exposure to these markets was the highest among all market groups.
Interest Rates
     Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of June 30, 2006 the exposure to these markets was significantly lower in comparison to historic levels.
Stock Indices
     Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of June 30, 2006 the exposure to these markets was significantly lower in comparison to historic levels.
Energy
     The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by increased demand from the United States and other developed and developing countries as well as supply shortages due to extreme weather conditions. As of June 30, 2006, the exposure to these markets was relatively high in comparison to historic levels.
Metals
     The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of June 30, 2006 was the lowest among all market groups.
Agricultural Market

     The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of June 30, 2006 was very similar to historic levels.
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
     The following tables summarize the redemptions by investors during the three months ended June 30, 2006:
     Series A:

Month Ended	Units Redeemed	NAV per Unit ($)
April 30, 2006	530.46	1,511.57
May 31, 2006	400.65	1,397.12
June 30, 2006	420.27	1,392.48

	1,351.38

     Series B:

Month Ended	Units Redeemed	NAV per Unit ($)
April 30, 2006	516.75	1,827.33
May 31, 2006	845.41	1,637.83
June 30, 2006	366.15	1,642.55

	1,728.31

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None
ITEM 5. OTHER INFORMATION.
          None
ITEM 6. EXHIBITS.
          The following exhibits are included herewith:
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2006.

QUADRIGA SUPERFUND, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

By: /s/Christian Baha Christian Baha
Chief Executive Officer

By: /s/Roman Gregorig Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer	E-2

31.2	Rule 13(a)-14(a)/15(d)-14(a)Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Chief Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5
E-1