Form 10-K/A
period 2005-12-31
QUADRIGA SUPERFUND
filed 2006-09-13
CIK 1168990

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     In response to a comment raised by the Staff of the Securities and Exchange Commission, this Form 10-K/A (Amendment No. 1) is being filed by Quadriga Superfund L.P. (the “Fund”) to amend the Fund’s disclosure in Item 9A, Controls and Procedures, in the Form 10-K for the year ended December 31, 2005 that was originally filed with the Securities and Exchange Commission on March 31, 2006.
     Except as required to reflect the item described above, no attempt has been made in this Form 10-K/A to modify or update disclosures in the original report on Form 10-K (the “Original Form 10-K”). This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-K with the Securities and Exchange Commission on March 31, 2006. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Fund’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

ITEM 9A. CONTROLS AND PROCEDURES
     Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in Superfund Capital Management’s internal controls with respect to the Fund or in other factors applicable to the Fund that could materially affect these controls subsequent to the date of their evaluation.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 13, 2006.

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

Title with
Signature	Superfund Capital Management	Date

/s/ Christian Baha Christian Baha	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2006

/s/ Roman Gregorig Roman Gregorig	Vice President, Audit Committee Financial Expert, Principal Financial Officer, Principal Accounting Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 13, 2006

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the board of directors of Superfund Capital Management)
Superfund Capital Management, Inc.
General Partner of Registrant
September 13, 2006

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