Form 10-Q
period 2006-09-30
QUADRIGA SUPERFUND
filed 2006-11-13
CIK 1168990

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 000-51634
QUADRIGA SUPERFUND, L.P.
(Exact name of registrant as specified in charter)

Delaware	98-0375395

(State) Le Marquis Complex, Unit 5 P.O. Box 1479 Grand Anse St. George’s, Grenada	(IRS Employer Identification No.)
West Indies	N/A

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐      Accelerated Filer☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Quadriga Superfund, L.P. – Series A are included in Item 1:

Page
Financial Statements (unaudited)

Statements of Assets and Liabilities as of September 30, 2006 and December 31, 2005	3

Condensed Schedule of Investments as of September 30, 2006	4

Condensed Schedule of Investments as of December 31, 2005	5

Statements of Operations for the three months ended September 30, 2006 and September 30, 2005 and for nine months ended September 30, 2006 and September 30, 2005	7

Statements of Changes in Net Assets for the nine months ended September 30, 2006 and September 30, 2005	8

Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005	9
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 1350 Certification of Principal Executive Officer
Section 1350 Certification of Principal Financial Officer
The following unaudited financial statements of Quadriga Superfund, L.P. – Series B are included in Item 1:

Page
Financial Statements (unaudited)

Statements of Assets and Liabilities as of September 30, 2006 and December 31, 2005	10

Condensed Schedule of Investments as of September 30, 2006	11

Condensed Schedule of Investments as of December 31, 2005	13

Statements of Operations for the three months ended September 30, 2006 and September 30, 2005 and for nine months ended September 30, 2006 and September 30, 2005	15

Statements of Changes in Net Assets for the nine months ended September 30, 2006 and September 30, 2005	16

Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005	17

Notes to Series A and Series B Unaudited Financial Statements Dated September 30, 2006	18-22

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS

US Government securities, at fair value,
amortized cost $55,038,540 and $53,351,488 as of September 30, 2006 and December 31, 2005	$55,038,540	$53,351,488

Due from brokers	5,959,740	2,705,847

Unrealized appreciation on open forward contracts	704,643	2,733,570

Futures contracts purchased	1,106,694	2,110,992

Futures contracts sold	3,970,422	286,562

Cash	917,700	888,918

Total assets	67,697,739	62,077,377

LIABILITIES

Unrealized depreciation on open forward contracts	1,364,874	1,237,784

Unrealized depreciation on open swap contracts	—	193,624

Advance subscriptions	681,121	866,893

Fees payable	382,968	357,028

Total liabilities	2,428,963	2,655,329

NET ASSETS	$65,268,776	$59,422,048

Number of Units	50,470.795	44,734.441

Net asset value per Unit	$1,293.20	$1,328.33

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2006 (Unaudited)

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 30, 2006 (amortized cost $55,038,540), securities are held in margin accounts as collateral for open futures and forwards
	$55,500,000	84.3%	$55,038,540

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.9	550,318
Metals		0.2	154,325

Total unrealized appreciation on forward contracts		1.1	704,643

Unrealized depreciation on forward contracts
Currencies		(0.8)	(509,306)
Metals		(1.3)	(855,568)

Total unrealized depreciation on forward contracts		(2.1)	(1,364,874)

Total forward contracts, at fair value		(1.0)	(660,231)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.1	90,500
Food & Fiber		0.5	286,433
Indices		1.1	739,561
Metals		(0.0)*	(9,800)

Total futures contracts purchased		1.7	1,106,694

Futures Contracts Sold
Currency		0.2	125,043
Financial		(0.2)	(169,839)
Energy		5.2	3,418,121
Food & Fiber		0.9	597,098

Total futures contracts sold		6.1	3,970,423

Total futures contracts, at fair value		7.8	5,077,117

Futures and forward contracts by country composition
European Community		0.9	610,522
Japan		2.1	1,363,420
United States		3.9	2,540,781
Other		(0.1)	(97,837)

Total futures and forward contracts by country		6.8%	$4,416,886

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006 (amortized cost $53,351,488), securities are held in margin accounts as collateral for open futures and forwards
	$54,300,000	89.8%	$53,351,488

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.6	349,388
Metals		4.0	2,384,182

Total unrealized appreciation on forward contracts		4.6	2,733,570

Unrealized depreciation on forward contracts
Currencies		(2.1)	(1,237,784)

Total unrealized depreciation on forward contracts		(2.1)	(1,237,784)

Total forward contracts, at fair value		2.5	1,495,786

Swap contracts, at fair value
Unrealized depreciation on swap contracts
02/24/06 Corn Swap **		0.0 *	(4,013)
02/24/06 Wheat Swap **		(0.3)	(189,611)

Total swap contracts, at fair value		(0.3)	(193,624)

Futures Contracts, at fair value
Futures Contracts Purchased Currency		(0.0)*	(3,825)
Energy		0.4	222,119
Financial		(0.1)	(44,622)
Food & Fiber		2.0	1,195,909
Indices		0.8	489,551
Livestock		0.0 *	10,340
Metals		0.4	241,520

Total futures contracts purchased		3.5	2,110,992

Futures Contracts Sold
Currency		0.7	413,828
Energy		(0.3)	(177,030)
Financial		0.1	49,764

Total futures contracts sold		0.5	286,562

Total futures contracts, at fair value		4.0%	$2,397,554

		Percentage of
	Face Value	Net Assets	Fair Value
Futures, swap and forward contracts by country composition
Japan		0.3%	$174,514
United Kingdom		0.2	102,468
United States		5.2	3,108,970
Other		0.5	314,124

Total futures and forward contracts by country		6.2%	$3,699,716

*	Due to rounding

**	Valued daily off the underlying commodity’s future price
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Investment income, interest	$773,994	$320,899	$2,163,278	$685,071

Expenses
Management fee	297,121	217,432	909,838	496,624
Organization and offering expenses	160,606	117,531	491,804	268,445
Operating expenses	24,090	17,630	73,770	40,267
Selling commission	642,423	470,123	1,967,217	1,073,781
Brokerage commissions	394,287	551,853	1,417,258	1,265,740
Other	410	434	2,765	1,401

Total expenses	1,518,937	1,375,003	4,862,652	3,146,258

Net investment loss	(744,943)	(1,054,104)	(2,699,374)	(2,461,187)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	(5,313,106)	(8,646)	(755,066)	(3,364,894)
Net change in unrealized appreciation on futures and forward contracts	1,100,793	2,827,548	717,169	3,631,854

Net gain(loss) on investments	(4,212,313)	2,818,902	(37,897)	266,690

Net increase from payments by affiliate	—	—	426,879	—

Net increase (decrease) in net assets from operations	$(4,957,256)	$1,764,798	$(2,310,392)	$(2,194,227)

Net increase(decrease) in nets assets from operations per unit (based upon weighted average number of units outstanding during the period)	$(98.20)	$49.43	$(48.32)	$(80.65)

Net increase(decrease) in net assets from operations per unit (based upon change in net asset value per unit during the period)	$(99.28)	$41.29	$(35.13)	$(137.21)

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30,
(Unaudited)

	2006	2005
Decrease in net assets from operations
Net investment loss	$(2,699,374)	$(2,461,187)
Net realized loss on futures and forward contracts	(755,066)	(3,364,894)
Net change in unrealized appreciation on futures and forward contracts	717,169	3,631,854
Net increase from payments by Affiliate	426,879	—

Net decrease in net assets from operations	(2,310,392)	(2,194,227)

Capital share transactions
Issuance of Units	15,301,941	27,406,454
Redemption of Units	(7,144,821)	(3,625,254)

Net increase in net assets from capital share transactions	8,157,120	23,781,200

Net increase in net assets	5,846,728	21,586,973

Net assets, beginning of period	59,422,048	31,768,269

Net assets, end of period	$65,268,776	$53,355,242

Units, beginning of period	44,734.441	21,660.138
Issuance of Units	10,999.834	21,224.899
Redemption of Units	(5,263.480)	(2,752.043)

Units, end of period	50,470.795	40,132.994

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited)

	2006	2005
Cash flows from operating activities
Net decrease in net assets from operations	$(2,310,392)	$(2,194,227)
Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
US Government securities	(1,687,052)	(19,179,446)
Due from brokers	(3,253,893)	719,856
Unrealized appreciation on open forward contracts	2,028,927	953,612
Futures contracts purchased	1,004,298	(3,591,712)
Unrealized depreciation on open forward contracts	127,090	35,918
Unrealized depreciation on open swap contracts	(193,624)	—
Futures contracts sold	(3,683,860)	(1,029,672)
Fees payable	25,940	135,028

Net cash used in operating activities	(7,942,566)	(24,150,643)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	15,116,169	30,186,404
Redemptions, net of redemption payable	(7,144,821)	(3,625,254)

Net cash provided by financing activities	7,971,348	26,561,150

Net increase in cash	28,782	2,410,507

Cash, beginning of period	888,918	911,222

Cash, end of period	$917,700	$3,321,729

Supplemental disclosure of non-cash financing activities
2005 subscriptions received in 2004		$475,850

2006 subscriptions received in 2005	$866,893

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS

US Government securities, at fair value, amortized cost $27,817,043 and $36,402,834 as of September 30, 2006 and December 31, 2005	$27,817,043	$36,402,834

Due from brokers	2,284,932	—

Unrealized appreciation on open forward contracts	488,708	2,670,563

Futures contracts purchased	755,884	1,969,503

Futures contracts sold	2,749,611	296,889

Cash	346,113	269,034

Total assets	34,442,291	41,608,823

LIABILITIES

Unrealized depreciation on open forward contracts	950,840	1,150,034

Unrealized deprecation on open swap contracts	—	11,333

Advance subscriptions	105,026	165,780

Due to broker	—	264,413

Fees payable	194,753	233,434

Total liabilities	1,250,619	1,824,994

NET ASSETS	$33,191,672	$39,783,829

Number of Units	22,401.027	26,145.940

Net asset value per Unit	$1,481.70	$1,521.61

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2006 (Unaudited)

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 30, 2006 (amortized cost $27,817,043), securities are held in margin accounts as collateral for open futures and forwards
	$28,050,000	83.8%	$27,817,043

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.2	382,783
Metals		0.3	105,925

Total unrealized appreciation on forward contracts		1.5	488,708

Unrealized depreciation on forward contracts
Currencies		(1.1)	(352,304)
Metals		(1.8)	(598,536)

Total unrealized depreciation on forward contracts		(2.9)	(950,840)

Total forward contracts, at fair value		(1.4)	(462,132)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.2	62,765
Food & Fiber		0.6	198,928
Indices		1.5	500,929
Metals		(0.0) *	(6,738)

Total futures contracts purchased		2.3	755,884

Futures contracts sold
Currency		0.3	87,062
Energy		7.1	2,364,643
Financial		(0.4)	(117,187)
Food & Fiber		1.3	415,093

Total futures contracts sold		8.3	2,749,611

Total futures contracts, at fair value		10.6%	$3,505,495

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Futures and forward contracts by country composition
European Community		1.2%	$412,255
Japan		2.9	948,623
United States		5.3	1,749,289
Other		(0.2)	(66,804)

Total futures and forward contracts by country		9.2%	$3,043,363

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006 (amortized cost $36,402,834), securities are held in margin accounts as collateral for open futures and forwards	$37,050,000	91.5%	$36,402,834

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.8	324,702
Metals		5.9	2,345,861

Total unrealized appreciation on forward contracts		6.7	2,670,563

Unrealized depreciation on forward contracts
Currencies		(2.9)	(1,150,034)

Total unrealized depreciation on forward contracts		(2.9)	(1,150,034)

Total forward contracts, at fair value		3.8	1,520,529

Swap contracts, at fair value
Unrealized depreciation on swap contracts 02/24/06 Wheat Swap **		(0.0)*	(11,333)

Total swap contracts, at fair value		(0.0)	(11,333)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.0)*	(4,049)
Energy		0.5	207,908
Financial		(0.1)	(40,816)
Food & Fiber		2.8	1,115,630
Indices		1.2	456,060
Livestock		(0.0)*	10,210
Metals		0.6	224,560

Total futures contracts purchased		5.0	1,969,503

Futures contracts sold
Currency		1.0	410,006
Energy		(0.4)	(162,868)
Financial		0.1	49,751

Total futures contracts sold		0.7	296,889

Total futures contracts, at fair value		5.7%	$2,266,392

		Percentage of
	Face Value	Net Assets	Fair Value
Futures and forward contracts by country composition
Japan		0.9%	$360,181
United Kingdom		0.2	95,363
United States		8.1	3,202,581
Other		0.3	117,463

Total futures and forward contracts by country		9.5%	$3,775,588

*	Due to rounding

**	Valued daily off the underlying commodity’s future price
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Investment income, interest	$398,744	$297,409	$1,240,811	$766,210

Expenses
Management fee	151,938	187,535	520,676	546,091
Organization and offering expenses	82,128	101,370	281,446	295,185
Operating expenses	12,318	15,206	42,216	44,277
Selling commission	328,513	405,481	1,125,786	1,180,739
Brokerage commissions	281,060	591,667	1,128,676	1,672,423
Other	418	411	2,844	1,046

Total expenses	856,375	1,301,670	3,101,644	3,739,761

Net investment loss	(457,631)	(1,004,261)	(1,860,833)	(2,973,551)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(3,707,597)	1,634,123	1,401,473	(5,111,702)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	450,195	1,404,668	(732,225)	2,802,470

Net gain (loss) on investments	(3,257,402)	3,038,791	669,248	(2,309,232)

Net increase from payments by affiliate	—	—	584,801	—

Net increase (decrease) in net assets from operations	$(3,715,033)	$2,034,530	$(606,784)	$(5,282,783)

Net increase(decrease) in nets assets from operations per unit (based upon weighted average number of units outstanding during the period)	$(163.40)	$73.93	$(25.94)	$(198.83)

Net increase(decrease) in net assets from operations per unit (based upon change in net asset value per unit during the period)	$(160.85)	$74.21	$(39.91)	$(216.90)

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30,
(Unaudited)

	2006	2005
Decrease in net assets from operations

Net investment loss	$(1,860,833)	$(2,973,551)

Net realized gain (loss) on futures and forward contracts	1,401,473	(5,111,702)

Net change in unrealized appreciation (depreciation) on futures and forward contracts	(732,225)	2,802,470
Net increase from payments by Affiliate	584,801	—

Net decrease in net assets from operations	(606,784)	(5,282,783)

Capital share transactions
Issuance of Units	2,888,954	9,920,376
Redemption of Units	(8,874,327)	(6,028,305)

Net increase (decrease) in net assets from capital share transactions	(5,985,373)	3,892,071

Net decrease in net assets	(6,592,157)	(1,390,712)

Net assets, beginning of period	39,783,829	42,474,364

Net assets, end of period	$33,191,672	$41,083,652

Units, beginning of period	26,145.940	24,547.544
Issuance of Units	1,774.761	6,567.333
Redemption of Units	(5,519.674)	(3,968.040)

Units, end of period	22,401.027	27,146.837

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006
(Unaudited)

	2006	2005
Cash flows from operating activities
Net decrease in net assets from operations	$(606,784)	$(5,282,783)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
US Government securities	8,585,791	(1,309,931)
Due from/to brokers	(2,549,345)	5,074,120
Unrealized appreciation on open forward contracts	2,181,855	2,537,873
Futures contracts purchased	1,213,619	(3,751,189)
Unrealized depreciation on open forward contracts	(199,194)	(504,235)
Unrealized depreciation on open swap contracts	(11,333)	—
Futures contracts sold	(2,452,722)	(1,084,919)
Fees payable	(38,681)	(133,333)

Net cash provided by (used in) operating activities	6,123,206	(4,454,397)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,828,200	8,772,668
Redemptions, net of redemption payable	(8,874,327)	(5,905,308)

Net cash provided by (used in) financing activities	(6,046,127)	2,867,360

Net increase (decrease) in cash	77,079	(1,587,037)

Cash, beginning of period	269,034	1,826,691

Cash, end of period	$346,113	239,654

Supplemental disclosure of noncash financing activities:
2005 contributions received in 2004		$1,288,630

2006 contributions received in 2005	$165,780

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
QUADRIGA SUPERFUND, L.P. – SERIES A AND B
1. Nature of operations
Organization and Business
Quadriga Superfund, L.P., a Delaware Limited Partnership (the ”Fund”), commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America and international commodity futures markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading manager of the Fund (“Superfund Capital Management”). The Fund has issued two series of Units of Limited Partnership Interest (“Units”), Series A and Series B. Series A and Series B are traded and managed the same way, with the exception of the degree of leverage.
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
Valuation of Investments in Futures Contracts, Forward Contracts, and U.S Treasury Bills
All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available.
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
Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Fund is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Fund’s financial statements has not been determined.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Fund’s financial statements has not been determined.
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
4. Allocation of net profits and losses
In accordance with the Fund’s Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.
Advance subscriptions represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.

5. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum) of net assets, organization and offering expenses equal to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated September 27, 2006, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund Asset Management, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
These financial statements, which are presented on an accrual basis, reflect an increase in net assets of $426,879 for Series A and $584,801 for Series B due to a reimbursement to the Fund by Superfund Asset Management, Inc. for brokerage commissions that were charged in excess of $25 per round turn transaction as a result of foreign currency conversion. These reimbursement amounts were recorded by the Fund as a receivable during the second quarter of 2006 and were received by the Fund on August 17, 2006.
6. Financial highlights
Financial highlights for the period January 1 through September 30 are as follows:

	2006		2005
	Series A	Series B	Series A	Series B
Total return before incentive fees*, ***	(2.6)%	(2.6)%	(9.4)%	(12.5)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*, ***	(2.6)%	(2.6)%	(9.4)%	(12.5)%

Ratios to average partners’ capital **
Operating expenses before incentive fees	10.1%	11.0%	11.8%	12.8%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	10.1%	11.0%	11.8%	12.8%

Net investment income (loss)	(5.6)%	(6.6)%	(9.2)%	(10.2)%

Net asset value per unit, beginning of period	$1,328.33	$1,521.61	$1,466.67	$1,730.29

Net investment loss	(56.85)	(78.62)	(90.60)	(111.99)
Net gain (loss) in investments	13.26	12.61	(46.61)	(104.91)
Net increase from payments by affiliate	8.46	26.11	—	—

Net asset value per unit, end of period	$1,293.20	$1,481.70	$1,329.46	$1,513.39

*	Not annualized

**	Annualized

***	The total return information presented above is not annualized and includes a net increase in net assets from payments by affiliates in the amount of $426,879 for Series A and $584,801 for Series B. If the net increase in net assets from payments by affiliates was not included, the total return would have been -3.3% for Series A and -4.3% for Series B.

Financial highlights for the period July 1 through September 30 are as follows:

	2006		2005
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(6.5)%	(8.4)%	3.2%	5.2%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(6.5)%	(8.4)%	(0.5)%	(1.1)%

Ratios to average partners’ capital **
Operating expenses before incentive fees	9.3%	10.0%	12.7%	12.8%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	9.3%	10.0%	12.7%	12.8%

Net investment income (loss)	(4.5)%	(5.4)%	(9.7)	(9.9)

Net asset value per unit, beginning of period	$1,392.48	$1,642.55	$1,288.17	$1,439.18

Net investment loss	(14.86)	(20.11)	(31.95)	(36.31)
Net gain (loss) in investments	(84.42)	(140.74)	73.24	110.52

Net asset value per unit, end of period	$1,293.20	$1,481.70	$1,329.46	$1,513.39

*	Not annualized

**	Annualized
Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.
7. Financial instrument risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
For Series A, gross unrealized gains and losses related to exchange traded futures were $5,495,193 and $418,076, respectively, and gross unrealized gains and losses related to non-exchange traded swaps and forwards were $704,643 and $1,364,874, respectively at September 30, 2006.
For Series B, gross unrealized gains and losses related to exchange traded futures were $3,795,363 and $289,868, respectively, and gross unrealized gains and losses related to non-exchange traded swaps and forwards were $488,708 and $950,840, respectively at September 30, 2006.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund’s assets are ADM Investor Services, Inc., Fimat USA, LLC, Bear Stearns Forex Inc. and Bear Stearns Securities Corp., Barclays Capital Inc. and Man Financial Inc.
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
The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such redemption to Superfund Capital Management not less than ten business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended September 30, 2006, subscriptions totaling $4,648,844 have been accepted and redemptions over the same period totaled $3,368,323.
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
RESULTS OF OPERATIONS
Three Months ended September 30, 2006
Series A:
Net results for the quarter ended September 30, 2006 were a loss of 6.55% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $4,957,256. This decrease consisted of interest income of $773,994, trading losses (including commissions) of $4,212,313, and total expenses of $1,518,937. Expenses included $297,121 in management fees, $160,606 in organization and offering expenses, $24,090 in operating expenses, $642,423 in selling commissions, $394,287 in brokerage commissions, and $410 in other expenses. At September 30, 2006 and June 30, 2006, the net asset value per Unit of Series A was $1,293.20 and $1,392.48, respectively.
Series B:
Net results for the quarter ended September 30, 2006 were a loss of 8.36% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $3,715,033. This decrease consisted of interest income of $398,744, trading losses (including commissions) of $3,257,402, and total expenses of $856,375. Expenses included $151,938 in management fees, $82,128 in organization and offering expenses, $12,318 in operating expenses, $328,513 in selling commissions, $281,060 in brokerage commissions, and $418 in other expenses. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B’s leverage of approximately 1.5 times Series A. At September 30, 2006 and June 30, 2006, the net asset value per Unit of Series B was $1,481.70 and $1,642.55, respectively.
Fund results for 3rd Quarter 2006:
World energy markets saw major declines in September as ongoing mild weather, mild Atlantic hurricane activity, and restored output at the Prudhoe Bay oil field sent December crude oil futures, December unleaded gas, December natural gas, and heating oil significantly lower. In Europe, November gas oil lost 14.3% and brent crude lost 12.3%. Tokyo products finished 10-15% lower. Short positions in this market sector resulted in a significant gain and accounted for the great majority of this month’s overall positive performance.
Global stocks pushed higher in August as energy prices and interest rates eased, leading our long positions to an overall gain in this sector for the month. World bond futures markets also rallied in August. Short positions in this sector lead to an overall loss for the month. A surprise early month rate hike by the Bank of England helped the British Pound gain 1.9% against the U.S. Dollar. The Yen lost ground against both the U.S. Dollar and the Euro as softening price data confirmed dwindling prospects for an additional rate hike this year. Otherwise, the Asian bloc showed modest gains amid further strength in China. Latin America, led by Brazil, posted small gains. Short positions in Yen and long positions in the British Pound resulted in an overall gain in this sector. World crude oil markets surged to near all-time highs in early August followed by a sharp reversal. Losses in Long positions overwhelmed gains of our Short positions, resulting in an overall loss in the energy sector.
World bond futures markets reversed course in July, which led the Fund’s short positions to an overall loss. Meanwhile, worldwide short term interest rates rallied in July led by the U.S. benchmark Eurodollar. Short positions resulted in an overall loss for this sector. Most energy markets ended the month retreating from record highs, trading slightly lower after volatile swings, as geopolitical news, impending hurricane season, and hot weather contributed to a strong rally early in the month. Short positions in natural gas experienced major losses, which exceeded gains from long positions in other markets from this sector, resulting in an overall loss. Long positions in the metals sector experienced a loss due to market volatility along with lower aluminum prices.
For the third quarter of 2006, the most profitable market group overall was the metals sector while the largest losses resulted from positions in the currency markets.
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

Fund results for 2nd Quarter 2006:
Stock indices worldwide found support mid-June from improved economic data after weakness earlier in the month. Amid these conditions, the Fund’s long/short positions experienced losses. World bond futures markets re-established their downward trend by the end of June as a positive U.S. GDP number countered previously weaker monthly numbers. However, the reestablishment of the downward trend did not offset the losses suffered by the Fund’s short positions during the initial rally in bond futures at the beginning of June. U.S. short-term interest rates continued to trend lower as strong economic readings spurred the Fed to continue its monetary tightening strategy. First quarter U.S. GDP was revised up to a 5.6% annual rate, the strongest quarterly growth in 2 1/2 years. The Fund’s short currency market positions had considerable gains. The U.S. Dollar reversed its May losses as it was bolstered by continued currency weakness in various emerging markets. Overall, the Fund’s long/short positions in these markets performed negatively. The combined influences of the South American grain harvest and favorable late spring/early summer growing weather in the U.S. led to a mid-month sell off in grain futures. However, values recovered as the month came to a close amid forecasts for higher temperatures at the critical point of the U.S. growing season. As a result, the Fund’s short positions in these markets experienced losses. Among the other agricultural markets, NY coffee reached a new 1 1/2 year low in late June before recovering slightly as values were supported by short covering due to Brazilian weather concerns. September cocoa rallied 8.9% amid concerns about Indonesian floods, Brazilian crop disease, and the re-emergence of violence in the Ivory Coast. October sugar rallied 9.1% from its mid-June lows amid commercial interest and higher oil prices fueled by stronger than expected U.S. gasoline demand. On the whole, the Fund’s short positions in these agricultural markets performed negatively.
The uptrend in global stock indices came to an abrupt end in May as worldwide equities sold off sharply, which resulted in a considerable loss to the Fund’s long positions. In mid-May world bond futures rebounded off their lows as traders continued to weigh the effects of inflation on expectations for economic growth. As a result, the Fund’s short positions in these markets performed negatively. The U.S. Dollar continued its decline against most currency regions in May despite a violent correction in some of the emerging markets, most notably Latin America. Overall, the U.S. Dollar was down between 1-2 % on the month against major currencies, which resulted in a loss to the Fund’s long/short positions. Metals markets experienced extreme volatility as the significant trend toward higher prices seemed to have stalled for the time being. Overall, the Fund’s long positions in these markets performed positively in May.
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
Fund results for 1st Quarter 2006:
World stock markets posted solid gains in March as Asia, led by Japan and Australia, moved to new highs. The Fund’s long strategy in stock indices performed positively. World bond and currency markets declined sharply on inflation concerns as well as a bid by central bankers to remove excess liquidity from financial markets in the face of exceptional economic growth, which resulted in a gain of the Fund’s short positions. The U.S. Dollar remained mixed in March against most major currencies as economic releases had little impact on world currency relationships. The long/short strategy established by the Fund’s trading system produced a negative result for this market. World energy markets posted notable gains in March, reversing their February losses. The Fund held both long and short positions in these markets during the month and experienced overall losses from its positions. Precious and base metals ended their 2 month corrections in March, with most metals surging to multiyear highs, which resulted in a considerable gain to the Fund’s long positions. Other market sectors did not reveal significant trends and did not have any material influence on this March’s positive performance.
Short-term U.S. interest rates continued to trend downward in the month of February as economic data fueled speculation that the Federal Reserve was not done raising interest rates. The Fund’s long/short strategy in the currency market performed positively. U.S. crude, heating oil and unleaded gas reversed their January gains, with decreases of 8.1%, 7.7%, and 16.8% respectively from the close of January to February, which resulted in a considerable loss from the Fund’s long/short positions. By mid-February metals declined sharply. As a result the long strategy established by the Fund’s trading system produced a negative result for this market.
Global stock indices began 2006 right where 2005 left off, with many markets rising to new highs. As a result, the Fund’s long positions in these markets performed positively. Precious and base metals continued to surge higher in January, which resulted in a considerable gain for the Fund’s long positions. Coffee and sugar continued their positive momentum and provided a positive result for the long strategy established by the Fund’s trading system. In the currency market, the Fund’s long/short strategy experienced losses. Other market sectors did not reveal significant trends and therefore had little influence on January’s overall positive performance.
For the first quarter of 2006, the most profitable market sector for the Fund on an overall basis was stock indices, while the highest losses resulted from the Fund’s positions in the energy markets.
Three Months ended September 30, 2005:
Series A:
Net results for the quarter ended September 30, 2005 were a gain of 3.21% in net asset value compared to the preceding quarter. In this period, Series A experienced a net increase in net assets from operations of $1,764,798. This increase consisted of interest income of $320,899, trading gains (including commissions) of $2,818,902, and total expenses of $1,375,003. Expenses included $217,432 in management fees, $117,531 in organization and offering expenses, $17,630 in operating expenses, $470,123 in selling commissions, $551,853 in brokerage commissions, and $434 in other expenses. At September 30, 2005, the net asset value per Unit of Series A was $1,329.46.
Series B:
Net results for the quarter ended September 30, 2005 were a gain of 5.16% in net asset value compared to the preceding quarter. In this period, Series B experienced a net increase in net assets from operations of $2,034,530. This increase consisted of interest income of $297,409, trading gains (including commissions) of $3,038,791, and total expenses of $1,301,670. Expenses included $187,535 in management fees, $101,370 in organization and offering expenses, $15,206 in operating expenses, $405,481 in selling commissions, $591,667 in brokerage commissions, and $411 in other expenses. At September 30, 2005, the net asset value per Unit of Series B was $1,513.39.

Fund results for 3rd Quarter 2005:
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
Three Months Ended June 30, 2005
Series A:
Net results for the quarter ended June 30, 2005 were a loss of 9.81% in net asset value compared to the preceding quarter. This decrease consisted of interest income of $196,075, trading losses (including commissions) of $2,537,002 and total expenses of $861,290. Expenses included $141,333 in management fees, $76,396 in organization and offering expenses, $11,459 in operating expenses, $305,583 in selling commissions and $326,504 in brokerage commissions. At June 30, 2005 and March 31, 2005, the net asset value per Unit of Series A was $1,288.17 and $1,428.28, respectively.
Series B:
Net results for the quarter ended June 30, 2005 were a loss of 13.49% in net asset value compared to the preceding quarter. This decrease consisted of interest income of $254,037, trading losses (including commissions) of $4,813,347 and total expenses of $1,239,387. Expenses included $178,486 in management fees, $96,479 in organization and offering expenses, $14,472 in operating expenses, $385,917 in selling commissions and $564,004 in brokerage commissions. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B’s leverage of approximately 1.5 times Series A. At June 30, 2005 and March 31, 2005, the net asset value per Unit of Series B was $1,439.18 and $1,663.54, respectively.
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
Rising stock indices led to a positive result of the long strategy of the Fund for these markets in May. Long positions in bonds, notes and interest markets also performed well. A long/short strategy in the metal markets resulted in losses. Also, short positions in the grain markets produced a negative performance.
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
Fund results for 1st Quarter 2005:
During the first half month of March, the U.S. Dollar was on a rise again and this development caused substantial losses to the Fund’s short positions in non-U.S. currencies. The trading performance in financial futures was positive due to short positions in bonds and notes and both long and short positions in interest rates. However, the most important influence on March’s performance resulted from long positions in the energy sector, which were able to take significant profits from sharply rising prices.
In February, rising energy prices led to a positive result of the long strategy of the Fund for these markets. Long positions in stock index markets performed almost as well and contributed to February’s positive Fund performance together with combined long and short positions in other financial futures sectors. A long/short strategy in the agricultural markets was not successful and marked the only noteworthy loss for February.
January 2005 showed a sharp decline of metal prices causing significant losses for the Fund’s long positions. Also, short positions in foreign currencies were not successful due to the rising U.S. Dollar and therefore lost considerably. Long positions in the stock index markets also contributed to January’s negative performance.
For the first quarter of 2005, the most profitable market group overall was the energy sector while the highest losses resulted from positions in the foreign currencies markets.
OFF-BALANCE SHEET RISK
The term ”off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.
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
OFF-BALANCE SHEET ARRANGEMENTS
The Fund does not engage in off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at September 30, 2006 and December 31, 2005.
CRITICAL ACCOUNTING POLICIES – VALUATION OF THE FUND’S POSITIONS
Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing U.S. Treasury Bills, accordingly, the cost of securities plus accreted discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures.
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Fund is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Fund’s financial statements has not been determined.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Fund’s financial statements has not been determined.

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
THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
The following tables indicate the average, highest, and lowest amounts of trading Value at Risk associated with the Fund’s open positions by market category for the nine months ended September 30, 2006 and fiscal year 2005. During the nine months ended September 30, 2006, the average capitalization for Series A was $66,246,955 and the average capitalization for Series B was $36,902,592. During fiscal year 2005, the average capitalization for Series A was $44,036,757 and the average capitalization for Series B was $40,981,658.
Series A as of September 30, 2006:

	Average	% of Average	Highest Value	Lowest Value
Sector	Value at Risk	Capitalization	at Risk	at Risk
Stock Indices	$1,006,653	1.52%	$1,385,138	$381,150
Financial Futures	1,755,185	2.65	3,068,917	485,375
Currencies	4,475,787	6.76	5,724,968	3,057,659
Agricultural	548,081	0.83	593,242	492,020
Energy	1,995,050	3.01	2,745,083	1,499,620
Metals	763,727	1.15	1,692,071	0

Total	$10,544,483	15.92%
Series B as of September 30, 2006:

	Average	% of Average	Highest Value	Lowest Value
Sector	Value at Risk	Capitalization	at Risk	at Risk
Stock Indices	$893,847	2.41%	$1,735,272	$286,650
Financial Futures	1,366,329	3.70	2,317,193	337,357
Currencies	3,831,279	10.38	5,242,929	2,328,732
Agricultural	412,264	1.12	447,707	341,560
Energy	1,477,040	4.00	1,901,488	1,263,437
Metals	618,467	1.68	1,429,084	0

Total	$8,599,276	23.30%
The average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the nine months ended September 30, 2006. The average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters during the nine months ended September 30, 2006.

Series A as of December 31, 2005:

	Average	% of Average	Highest Value	Lowest Value
Sector	Value at Risk	Capitalization	at Risk	at Risk
Stock Indices	$1,522,822	3.44%	$1,740,734	$1,351,175
Financial Futures	1,359,303	3.09	1,897,505	875,596
Currencies	3,598,614	8.17	5,907,756	1,449,098
Agricultural	341,744	0.78	598,717	58,044
Energy	921,229	2.09	1,324,149	657,974
Metals	1,387,497	3.15	2,033,095	772,069

Total	$9,121,210	20.72%
Series B as of December 31, 2005:

	Average	% of Average	Highest Value	Lowest Value
Sector	Value at Risk	Capitalization	at Risk	at Risk
Stock Indices	$2,153,127	5.25%	$3,084,741	$1,432,917
Financial Futures	2,022,611	4.94	3,415,011	809,391
Currencies	5,035,201	12.29	8,458,329	2,622,864
Agricultural	405,771	0.99	555,843	10,262
Energy	1,323,122	3.23	2,358,725	366,394
Metals	2,003,699	4.89	3,654,036	716,965

Total	$12,943,531	31.59%
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
The following were the primary trading risk exposures of the Fund as of September 30, 2006 by market sector.
Currencies
The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of September 30, 2006 the exposure to these markets was the highest among all market groups.
Energy
The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by increased demand from the United States and other developed and developing countries as well as supply shortages due to extreme weather conditions. As of September 30, 2006, the exposure to these markets was relatively high in comparison to historic levels.
Stock Indices
Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of September 30, 2006 the exposure to these markets was relatively low in comparison to historic levels.
Metals
The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of September 30, 2006, the exposure to these markets was relatively low compared to historical levels.
Agricultural Market
The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of September 30, 3006, the exposure to these markets was very similar to historic levels.
Interest Rates
Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of September 30, 2006 the exposure to these markets was the lowest amongst all market groups.

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
Treasury Bill Positions
The Fund’s only market exposure in instruments held other than for trading is in its U.S. Treasury Bill portfolio. The Fund holds U.S. Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Substantial or sudden fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE
The means by which Superfund Capital Management attempts to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Superfund Capital Management applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Superfund Capital Management follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points at which the Fund’s brokers must attempt to close out open positions.
Superfund Capital Management controls the risk of the Fund’s non-trading instruments (i.e. U.S. Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

ITEM 4. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in Superfund Capital Management’s internal controls with respect to the Fund or in other factors applicable to the Fund that could materially affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
The following tables summarize the redemptions by investors during the three months ended September 30, 2006:

Series A:
Month	Units Redeemed	NAV per Units ($)
July 31, 2006	139.73	1,248.37
August 31, 2006	301.89	1,253.10
September 30, 2006	935.54	1,293.20

	1,377.16

Series B:
Month	Units Redeemed	NAV per Units ($)
July 31, 2006	263.04	1,410.76
August 31, 2006	196.05	1,418.53
September 30, 2006	651.40	1,481.70

	1,110.49

Item 3. Defaults upon Senior Securities.
     Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits.
     The following exhibits are included herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2006.

QUADRIGA SUPERFUND, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

By: /s/Christian Baha
Christian Baha
Chief Executive Officer

By: /s/Roman Gregorig
Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5
E-1