Form 10-K
period 2006-12-31
QUADRIGA SUPERFUND
filed 2007-03-30
CIK 1168990

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 000-51634
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
QUADRIGA SUPERFUND, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0375395

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
OTTWAY BUILDING
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
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
     Prospectus dated September 27, 2006, as supplemented, included within the Registration Statement on Form S-1 (File No. 333-136804), is incorporated by reference into Item I.

PART I
Item 1. Business
(a) General Development of Business
     Quadriga Superfund, L.P. (the “Fund”) is a limited partnership which was organized on May 3, 2002 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund is organized as two separate series of limited partnership units (the “Units”), Series A and Series B. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and equity markets. Specifically, the Fund trades a portfolio of more than 100 (up to 140) futures and cash foreign currency markets using a fully automated computerized trading system. The general partner and trading manager of the Fund is Superfund Capital Management, Inc., formerly known as Quadriga Capital Management, Inc., (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is subject to the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission (the “CFTC”), and the rules of the National Futures Association (the “NFA”).
     The Fund originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of 200,000 Units at $1,000 each, which registration statement was declared effective on October 22, 2002. The Unit selling price during the initial offering period, which ended on October 31, 2002, was $1,000. The Fund subsequently filed additional registration statements with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to $259,207,862 for Series A and $258,232,077 for Series B. Since November 1, 2002, Units have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The selling price per Unit during the continuing offering period is the net asset value per Unit as of the last business day of the month in which the subscription is accepted.
     The Fund’s latest registration statement was declared effective on September 27, 2006 by the Securities and Exchange Commission. In the initial and continuing offering periods through December 31, 2006, a total of $82,889,257 has been invested in Series A and a total of $52,409,408 has been invested in Series B. A total of $18,473,430 in investments has been redeemed from Series A and a total of $24,832,119 in investments has been redeemed from Series B during these same periods.
     In addition to making all trading decisions in its capacity as trading manager, Superfund Capital Management conducts and manages all aspects of the business and administration of the Fund in its role as general partner.
     The Fund will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Fund’s stated term of December 31, 2050; (b) an election to dissolve the Fund at any time by Unitholders owning more than 50% of the Units then outstanding; (c) the withdrawal of Superfund Capital Management as general partner unless one or more new general partners have been elected or appointed pursuant to the of Limited Partnership Agreement; or (d) with respect to Series A and Series B Units, a decline in the aggregate net assets of such a Series to less than $500,000.
(b) Financial Information about Industry Segments
     The Fund’s business constitutes only one segment, i.e., a speculative commodity pool. The Fund does not engage in sales of goods or services. Financial information regarding the Fund’s business is set forth in Item 6 “Selected Financial Data,” Item 8 “Financial Statements and Supplementary Data” and in the Fund’s financial statements included as Exhibit 13.01 to this report.
(c) Narrative Description of the Business
     A description of the business of the Fund, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges to Each Series” and such description is incorporated herein by reference from the Prospectus.
     The Fund conducts its business in one industry segment, the speculative trading of futures and forward contracts and options thereon. The Fund is a market participant in the “managed futures” industry. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds, such as the Fund, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Fund has no employees, and does not engage in the sale of goods or services.
     The Fund trades on domestic and international exchanges in more than 100 (up to 140) futures and forward market contracts. Trading decisions are made using an automated computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Fund will fluctuate from time to time.

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
     Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators” such as Superfund Capital Management and commodity brokers or “futures commission merchants” such as the Fund’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. Superfund Capital Management and the Fund’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Superfund Capital Management’s registration as a commodity pool operator was terminated or suspended, Superfund Capital Management would be unable to continue to manage its business or the Fund. Should Superfund Capital Management’s registration be suspended, termination of the Fund might result.
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
(d) Financial Information about Geographic Areas
The Fund does not engage in sales of goods or services, or own any long lived assets. Therefore this item is not applicable.
Item 1A. Risk Factors
Market Risks:
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
Foreign Currency Trading
Cash foreign currency markets are substantially unregulated and price movements in such markets are caused by many unpredictable factors including general economic and financial conditions, governmental policies, national and international political and economic events, and changes in interest rates. Such factors combined with the lack of regulation could expose each Series to significant losses which they might otherwise have avoided. Positions in cash foreign currencies can be established using less margin than is typical for futures contracts. Thus, a small movement in the price of the underlying currency can result in a substantial price movement relative to the margin deposit. In addition, cash foreign currencies are traded through a dealer market and not on an exchange. This presents the risks of both counterparty creditworthiness and possible default or bankruptcy by the counterparty.
Trading Risks:
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

Tax Risks:
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
Failure of Brokerage Firms; Disciplinary History of Clearing Brokers
The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If any of the clearing brokers fails to do so, the assets of each Series might not be fully protected in the event of the bankruptcy of the clearing broker. Furthermore, in the event of any of the clearing broker’s bankruptcy, each Series could be limited to recovering only a pro rata share, which may be zero, of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to each Series (for example, Treasury bills deposited by each Series with the clearing broker as margin) was held by the clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action in the past and may be again in the future. Such actions could affect the ability of a clearing firm to conduct its business. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. As a result, you do not have such basic protections in forward contracts.
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
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
     There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 10 business days prior notice to Superfund Capital Management at their net asset value as of the last day of any month.
(b) Holders
     As of December 31, 2006, there were 1,267 holders of Series A Units and 1,317 holders of Series B Units.
(c) Dividends
     Superfund Capital Management has sole discretion in determining what distributions, if any, the Fund will make to its Unitholders. Superfund Capital Management has not made any distributions as of the date hereof and has no present intention to make any.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
     None.
(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
     There have been no sales of unregistered securities of the Fund during 2004, 2005 or 2006.
(f) Issuer Purchases of Equity Securities
     Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

     The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2006:
Series A:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)

October 31, 2006	546.82	1,364.68
November 30, 2006	711.84	1,347.16
December 31, 2006	883.19	1,500.20

Total	2,141.85

Series B:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)

October 31, 2006	838.67	1,596.31
November 30, 2006	640.82	1,568.76
December 31, 2006	380.26	1,821.99

Total	1,859.75

Item 6. Selected Financial Data
     The selected financial information for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 is taken from the audited financial statements of the Fund. The Fund commenced trading operations on November 5, 2002.
For the year ended December 31, 2006:

	SERIES A	SERIES B

Income Statement Data
Investment income:
Interest income	$3,010,369	$1,662,446
Expenses:
Total expenses	$6,642,441	$4,095,073
Net investment losses:	$(3,632,072)	$(2,432,624)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$7,720,119	$7,227,032
Net increase in unrealized appreciation on futures and forward contracts	$3,535,145	$1,198,071
Net increase from payments by affiliate	$426,879	584,801
Net increase in net assets from operations:	$8,050,071	$6,577,280
Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$171.87	$300.38
Balance Sheet Data
Total assets:	$76,552,324	$39,178,905
Total liabilities:	$4,247,163	$2,747,212
Net assets:	$72,305,161	$36,431,693
Net asset value per Unit:	$1,500.20	$1,821.99
For the year ended December 31, 2005:

	SERIES A	SERIES B

Income Statement Data
Investment income:
Interest income	$1,165,809	$1,092,688
Expenses:
Total expenses	$4,549,689	$4,820,581
Net investment losses:	$(3,383,880)	$(3,727,893)
Realized and unrealized gain (loss):
Net realized loss on futures and forward contracts	$(648,158)	$(2,166,857)
Net increase in unrealized appreciation on futures and forward contracts	$1,984,418	$761,341
Net decrease in net assets from operations:	$(2,047,620)	$(5,133,409)
Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$(138.34)	$(208.68)
Balance Sheet Data
Total assets:	$62,077,377	$41,608,823
Total liabilities:	$2,655,329	$1,824,994
Net assets:	$59,422,048	$39,783,829
Net asset value per Unit:	$1,328.33	$1,521.61

For the year ended December 31, 2004:

	SERIES A	SERIES B

Income Statement Data
Investment income:
Interest income	$291,745	$376,469
Expenses:
Total expenses	$3,313,656	$5,236,419
Net investment losses:	$(3,021,911)	$(4,859,950)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$5,753,291	$10,178,977
Net increase in unrealized appreciation on futures and forward contracts	$174,704	$259,633
Net increase in net assets from operations:	$2,906,084	$5,578,660
Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$149.44	$249.10
Balance Sheet Data
Total assets:	$32,841,020	$44,988,922
Total liabilities:	$1,072,751	$2,514,558
Net assets:	$31,768,269	$42,474,364
Net asset value per Unit:	$1,466.67	$1,730.29
For the year ended December 31, 2003:

	SERIES A	SERIES B

Income Statement Data
Investment income:
Interest income	$73,045	$99,890
Expenses:
Total expenses:	$1,298,917	$2,158,764
Net investment losses:	$(1,225,872)	$(2,058,874)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$1,867,602	$3,065,723
Net increase in unrealized appreciation on futures and forward contracts	$1,472,256	$2,562,594
Net increase in net assets from operations:	$2,113,986	$3,569,443
Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$221.61	$321.42
Balance Sheet Data
Total assets:	$18,117,295	$24,654,331
Total liabilities:	$1,972,506	$2,517,560
Net assets:	$16,144,789	$22,136,771
Net asset value per Unit:	$1,317.23	$1,481.19
For the period ended December 31, 2002:

	SERIES A	SERIES B

Income Statement Data
Investment income:
Interest income	$1,100	$1,543
Expenses:
Total expenses:	$49,137	$132,114
Net investment losses:	$(48,037)	$(130,571)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$88,636	$273,596
Net increase in unrealized appreciation on futures and forward contracts	$68,338	$192,020
Net increase in net assets from operations:	$108,937	$335,045
Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$95.62	$159.77
Balance Sheet Data
Total assets:	$2,232,474	$3,283,459
Total liabilities:	$1,016,039	$1,086,478
Net assets:	$1,216,435	$2,196,981
Net asset value per Unit:	$1,095.62	$1,159.77

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2006, subscriptions totaling $17,399,062 in Series A and $3,400,981 in Series B had been accepted and redemptions over the same period totaled $12,566,020 in Series A and $13,330,397 in Series B.
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
Results of Operations
2006
Series A:
     Net results for the year ended December 31, 2006 were a gain of 12.94% in net asset value per Unit compared to the preceding year. In 2006, Series A experienced a net increase in net assets from operations of $8,050,071. This net increase in net assets consisted of interest income of $3,010,369, a net realized and unrealized gain of $11,255,264 from trading operations, a net increase from payment by an affiliate of the Fund of $426,879, and expenses of $6,642,441. Expenses included $1,237,907 in management fees, $669,139 in organization and offering expenses, $100,371 in operating expenses, $2,676,556 in selling commissions, $1,953,214 in brokerage commissions, and $5,254 in other expenses. At December 31, 2006 and December 31, 2005, the net asset value per Unit of Series A was $1,500.20 and $1,328.33, respectively.
Series B:
     Net results for the year ended December 31, 2006 were a gain of 19.74% in net asset value per Unit compared to the preceding year. In 2006, Series B experienced a net increase in net assets from operations of $6,577,280. This net increase in net assets consisted of interest income of $1,662,449, a net realized and unrealized gain of $8,425,103 from trading operations, a net increase from payments by an affiliate of the Fund of $584,801, and expenses of $4,095,073. Expenses included $684,468 in management fees, $369,983 in organization and offering expenses, $55,498 in operating expenses, $1,479,931 in selling commissions, $1,499,287 in brokerage commissions, and $5,906 in other expenses. At December 31, 2006 and December 31, 2005, the net asset value per Unit of Series B was $1,821.99 and $1,521.61, respectively.

Fund results for 4th Quarter 2006:
     In December, rising employment, strong retail sales, and strong late month housing data contributed to steady declines for short interest rates. The European Community Bank raised rates 25 basis points for the sixth time this year to 3.5%. Three month Sterling futures trended lower as U.K. employment and GDP growth remained very strong. Short positions in this sector resulted in an overall gain. Gold futures moved slightly lower (-2.2%) in December as weaker energy markets and a rebound in the U.S. Dollar limited gains. Gold ran into resistance as improving economic sentiment in the U.S. and throughout the world put a temporary halt to safe haven buying in the precious metal. Silver futures lost 8.3% as weakness in copper took its toll. Long positions in the metals sector produced a loss for the Fund. In the energy markets, crude oil futures lost 5.5%. Disappointing early month ISM manufacturing data set a negative tone at the start of the month, while unseasonably warm temperatures in the Northern Hemisphere and a resultant steady inventory situation only added to the losses as the month wore on. Natural gas added to its downward trend with a loss of 29.1% as stocks currently stand 10.7% above year ago levels. Heating oil futures also broke lower, posting a 12.1% decline. Gasoline stocks rose much more than expected, leading to losses of up to 6% in unleaded gas futures. The Fund posted gains on its short positions in the energy sector.
     World bond futures continued to trend higher in November as weak economic data outweighed hawkish central bank inflation dialogue. The Fund’s short positions sustained a loss for this market sector. U.S. and European interest rates lost ground early in the month but recovered for the balance of the month. The Fund’s short positions sustained losses for this sector. The U.S. dollar fell sharply against European currencies in November amid growing fears of a U.S. economic slowdown and the Canadian Dollar lowered as the government announced a plan to increase taxes on foreign investors. Uncertainty surrounding Mexico’s presidential election led to losses of 2.0% for the Peso. The Fund’s mixture of long and short positions resulted in a relatively large gain on the month from the currencies sector. World energy markets finished higher in November as a combination of further OPEC production threats and a significant distillates stocks drawdown supported values despite warm temperatures. Crude oil, natural gas, and heating oil all gained on the month. As a result, the Fund sustained a relatively large loss from its short energy positions. Gold futures moved higher in November due to the effects of a very weak U.S. Dollar and inflation concerns heightened by stronger energy markets. Silver futures climbed 13.5% in sympathy with gold. Long positions in the metals sector produced gains for the month.
     Worldwide stock markets rallied across the board in October despite North Korea’s surprise nuclear test. European stocks led the way with Spain’s IBEX shining once again, posting a gain of 6.2%. In Asia, the Singapore index gained 6.1% on the strength of a superb quarterly GDP number. Australia’s SPI 200 gained 4.2% on declining unemployment. The Dow Jones Index moved to new all time highs buoyed by declining unemployment. The Fund’s long positions in stock indices futures produced a gain for the month. World energy markets lost ground again in October. Expanding inventories, the North Korean nuclear test, unrest in Nigeria, and terrorist threats on Saudi oil facilities had little positive impact on prices. The Fund’s short positions in the energy sector resulted in gains.
     For the 4th quarter of 2006, the most profitable market sector was the currencies sector while the highest losses were experienced in the bond markets.
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
     Global stocks pushed higher in August as energy prices and interest rates eased, leading the Fund’s long positions to an overall gain in this sector for the month. World bond futures markets also rallied in August. Short positions in this sector lead to an overall loss for the month. A surprise early month rate hike by the Bank of England helped the British Pound gain 1.9% against the U.S. Dollar. The Yen lost ground against both the U.S. Dollar and the Euro as softening price data confirmed dwindling prospects for an additional rate hike this year. Otherwise, the Asian bloc showed modest gains amid further strength in China. Latin America, led by Brazil, posted small gains. Short positions in Yen and long positions in the British Pound resulted in an overall gain in this sector. World crude oil markets surged to near all-time highs in early August followed by a sharp reversal. Losses in long positions overwhelmed gains from short positions, resulting in an overall loss in the energy sector.
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

Fund results for 2nd Quarter 2006:
     Stock indices worldwide found support mid-June from improved economic data after weakness earlier in the month. Amid these conditions, the Fund’s long/short positions experienced losses. World bond futures markets re-established their downward trend by the end of June as a positive U.S. GDP number countered previously weaker monthly numbers. However, the re-establishment of the downward trend did not offset the losses suffered by the Fund’s short positions during the initial rally in bond futures at the beginning of June. U.S. short-term interest rates continued to trend lower as strong economic readings spurred the U.S Federal Reserve Bank to continue its monetary tightening strategy. First quarter U.S. GDP was revised up to a 5.6% annual rate, the strongest quarterly growth in 2 1/2 years. The Fund’s short currency market positions had considerable gains. The U.S. Dollar reversed its May losses as it was bolstered by continued currency weakness in various emerging markets. Overall, the Fund’s long/short positions in these markets performed negatively. The combined influences of the South American grain harvest and favorable late spring/early summer growing weather in the U.S. led to a mid-month sell off in grain futures. However, values recovered as the month came to a close amid forecasts for higher temperatures at the critical point of the U.S. growing season. As a result, the Fund’s short positions in these markets experienced losses. Among the other agricultural markets, NY coffee reached a new 1 1/2 year low in late June before recovering slightly as values were supported by short covering due to Brazilian weather concerns. September cocoa rallied 8.9% amid concerns about Indonesian floods, Brazilian crop disease, and the re-emergence of violence in the Ivory Coast. October sugar rallied 9.1% from its mid-June lows amid commercial interest and higher oil prices fueled by stronger than expected U.S. gasoline demand. On the whole, the Fund’s short positions in these agricultural markets performed negatively.
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
     Metals continued to soar in April with gold reaching levels not seen in 25 years as June Comex Gold settled at over $654 per ounce, which resulted in a considerable gain to the Fund’s long positions. Other market sectors did not reveal significant trends and did not have a significant influence on this month’s overall positive performance.
     For the second quarter of 2006, the most profitable market group overall was metals while the largest losses resulted from positions in the currency markets.
Fund results for 1st Quarter 2006:
     World stock markets posted solid gains in March as Asia, led by Japan and Australia, moved to new highs. The Fund’s long strategy in stock indices performed positively. World bond and currency markets declined sharply on inflation concerns as well as a bid by central bankers to remove excess liquidity from financial markets in the face of exceptional economic growth, which resulted in a gain of the Fund’s short positions. The U.S. Dollar remained mixed in March against most major currencies as economic releases had little impact on world currency relationships. The long/short strategy established by the Fund’s trading system produced a negative result for this market. World energy markets posted notable gains in March, reversing their February losses. The Fund held both long and short positions in these markets during the month and experienced overall losses from its positions. Precious and base metals ended their 2 month corrections in March, with most metals surging to multiyear highs, which resulted in a considerable gain to the Fund’s long positions. Other market sectors did not reveal significant trends and did not have any material influence on March’s positive performance.
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

2005
Series A:
     Net results for the year ended December 31, 2005 were a loss of 9.43% in net asset value per Unit compared to the preceding year. In 2005, Series A experienced a net decrease in net assets from operations of $2,047,620. This net decrease in net assets consisted of interest income of $1,165,809, a net realized and unrealized gain of $1,336,260 from trading operations, and expenses of $4,549,689. Expenses included $759,356 in management fees, $410,462 in organization and offering expenses, $61,569 in operating expenses, $1,641,851 in selling commissions, $1,669,455 in brokerage commissions, and $6,996 in other expenses. At December 31, 2005 and December 31, 2004, the net asset value per Unit of Series A was $1,328.33 and $1,466.67, respectively.
Series B:
     Net results for the year ended December 31, 2005 were a loss of 12.06% in net asset value per Unit compared to the preceding year. In 2005, Series B experienced a net decrease in net assets from operations of $5,133,409. This net decrease in net assets consisted of interest income of $1,092,688, a net realized and unrealized loss of $1,405,516 from trading operations, and expenses of $4,820,581. Expenses included $727,205 in management fees, $393,084 in organization and offering expenses, $58,962 in operating expenses, $1,572,336 in selling commissions, $2,062,396 in brokerage commissions, and $6,598 in other expenses. At December 31, 2005 and December 31, 2004, the net asset value per Unit of Series B was $1,521.61 and $1,730.29, respectively.
Fund results for 4th Quarter 2005:
     European and Asian indices added to their recent gains in December, which resulted in considerable gains for the Fund’s long positions in these indices. In a significant turnaround from November, the U.S. Dollar weakened against major currencies such as the Japanese Yen and the Australian Dollar. As a result, the Fund’s long/short strategy incurred significant losses. The Fund’s long positions in precious and base metals realized gains as these markets extended their rallies through mid-December. World raw sugar futures raced to 10-year highs on the New York Board of Trade, continuing a trend that started earlier this year, thus producing positive returns for the long strategy established by the Fund’s trading system. In the grain markets, the Fund’s short positions produced a loss. Other market sectors did not reveal significant trends and did not have a significant influence on December’s performance.
     Major world stock indices posted solid gains in November, shrugging off sluggish October results, which resulted in a major gain from the long positions that had been entered into by the Fund. A combined long/short strategy in the currencies sector generated a profit for the Fund. Despite the U.S. Federal Reserve’s dialogue, continuing inflation concerns in the precious metals and impressive industrial demand in the base metals spurred both sectors to multi-year highs. As a result, long positions in the metals sector were positive contributors to the Fund’s performance for November. Other market sectors did not reveal significant trends and did not have any major influence on November’s overall positive performance.
     World stock markets declined to close the month of October as inflationary concerns took center stage in the U.S., and fears of an economic slowdown impacted European and Asian markets, resulting in significant losses for the Fund’s long positions. Energy futures continued their post-Katrina slide, resulting in considerable losses for the Fund’s long positions in these markets. Other market sectors did not reveal significant trends and did not have a major influence on October’s overall negative performance.
     For the fourth quarter of 2005, the most profitable market group overall was the metals sector while energy markets produced the most significant losses.
Fund results for 3rd Quarter 2005:
     In the month of September, world stock market indices- most notably Asian indices- were moving upwards, which resulted in profits to the Fund’s long positions. Conversely, worldwide treasuries traded lower for the month, resulting in losses for the Fund’s long positions in these markets. The major metals markets —especially gold- trended higher during September and provided a positive result for the long strategy established by the Fund’s trading system. Long positions in foreign currencies markets were unsuccessful this month due to the strengthening of the U.S. Dollar.
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

Fund results for 2nd Quarter 2005:
     As stock indices continued their rise in June, the Fund’s long positions continued to be profitable for the month. Long positions in bonds, notes and interest markets also contributed notably to June’s overall positive performance due to rising prices in these sectors. Minor losses were incurred by short positions in the soft commodities and long positions in the energy markets.
     In May, rising stock indices led to a positive result for the Fund’s long strategy for these markets. Long positions in bonds, notes and interest rate markets also performed well. A long/short strategy in the metal markets resulted in losses. Also, short positions in the grain markets produced a negative performance.
     During the month of April, stock markets declined, which resulted in a considerable loss for the Fund’s long positions. Contrarily, rising prices in the bond and notes markets were beneficial to the Fund’s long positions in this sector. The prices for the energy markets reversed their rising trend and declined sharply. As a result, the Fund’s long positions in these markets incurred significant losses.
     For the second quarter of 2005, the most profitable market group overall was the bonds and notes sector, while the greatest losses were attributable to positions in the energy markets.
Fund results for 1st Quarter 2005:
     During the first half month of March, the U.S. Dollar strengthened. This development caused substantial losses to the Fund’s currency positions. The trading performance in financial futures was positive due to short positions in bonds and notes and both long and short positions in interest rates. However, the most important influence on March’s performance resulted from long positions in the energy sector, which were able to experience significant profits from sharply rising prices.
     In February, rising energy prices led to a positive result for the Fund’s long strategy in this sector. Long positions in stock index markets performed almost as well and contributed to February’s positive Fund performance together with combined long and short positions in other financial futures sectors. A long/short strategy in the agricultural markets was not successful and marked the only noteworthy loss for February.
     January 2005 saw a sharp decline in metal prices causing significant losses for the Fund’s long positions. Also, short positions in foreign currencies were not successful due to the rising U.S. Dollar. Long positions in the stock index markets also contributed to January’s negative performance.
     For the first quarter of 2005, the most profitable market group overall was the energy sector while the highest losses resulted from positions in the foreign currencies markets.
2004
Series A:
     Net results for the year ended December 31, 2004 were a gain of 11.34% in net asset value per Unit compared to the preceding year. In 2004, Series A experienced a net increase in net assets from operations of $2,906,084. This net increase in net assets consisted of interest income of $291,745, a net realized and unrealized gain of $5,927,995 from trading operations, and expenses of $3,313,656. Expenses included $451,601 in management fees, $244,109 in organization and offering expenses, $36,616 in operating expenses, $976,433 in selling commissions, $651,950 in incentive fees, $907,482 in brokerage commissions, and $45,465 in other expenses. At December 31, 2004 and December 31, 2003, the net asset value per Unit of Series A was $1,466.67 and $ 1,317.23, respectively.
Series B:
     Net results for the year ended December 31, 2004 were a gain of 16.82% in net asset value per Unit compared to the preceding year. In 2004, Series B experienced a net increase in net assets from operations of $5,578,660. This net increase in net assets consisted of interest income of $376,469, a net realized and unrealized gain of $10,438,610 from trading operations, and expenses of $5,236,419. Expenses included $606,117 in management fees, $327,631 in organization and offering expenses, $49,145 in operating expenses, $1,310,521 in selling commissions, $1,158,857 in incentive fees, $1,702,193 in brokerage commissions, and $81,955 in other expenses. At December 31, 2004 and December 31, 2003, the net asset value per Unit of Series B was $1,730.29 and $1,481.19, respectively.
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

     Rising prices in the financial futures sector — most significantly for the stock indices - allowed the fund’s long positions to gain in November. Long positions in the foreign currency markets performed very well and were the main source of this month’s positive performance. In the metals sector, long positions also performed very well. Only long positions in energy markets produced a noteworthy loss due to the sharp decline of prices during the first half of the month.
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
Fund results for 3rd Quarter 2004:
     The impact of Hurricane Ivan on oil production in the U.S and Gulf of Mexico created rising prices for crude oils and oil-related products, which resulted in a major gain for the Fund’s long positions in these markets in September. Long positions in metal markets were able outperform these gains and were the most successful contributors to this month’s outstanding trading performance. The only notable losses were incurred by the Fund’s long positions in the financial futures sector.
     After July’s rally, which persisted during the first weeks of August, oil prices gave back most of their gains, resulting in a negative performance for the Fund’s long positions in the energy sector in August, which was the worst among all market groups. Long positions in financial futures traded sideways, whereas long and short positions in foreign currencies were able to contribute positively to performance. A combined long/short strategy in the agricultural sector produced a slight loss.
     In the month of July, long positions in the financial futures sector, most notably in stock market indices, were unprofitable. However, long positions in the energy sector were able to compensate for these losses by profiting from rising prices in oil and oil-related futures markets. Other market sectors did not reveal significant trends and did not have a major influence on July’s slightly negative performance.
     For the third quarter of 2004, the most profitable market group overall was the energy sector while positions in the stock index markets produced the most significant losses.
Fund results for 2nd Quarter 2004:
     In the month of June, long positions in stock indices faced a weakening of the upwards trend, but were still able to perform slightly positively. Short positions in other financial futures sectors experienced losses, as did long positions in the metal markets. The most significant losses were incurred in the energy sector as the Fund held long positions in the midst of a sharp price-decline in prices.
     Although the downward trend in the stock markets reversed in May, long positions still produced a small overall loss for the month. Contrarily, long positions in the energy markets performed well and were the main source of May’s positive performance. In the financial futures sector, short positions in bonds, notes and interest rates generated slight profits. Only combined long/short positions in foreign currencies produced significant losses.
     In April, long positions in stock market indices and metals were unprofitable due to falling prices in both market sectors. Long positions in the energy sector were the only notably positive contributors to the Fund’s performance for April. The largest losses resulted from a combined long/short strategy in foreign currencies.
     For the second quarter of 2004, the most profitable market group overall was the energy sector while positions in the currencies markets experienced the most significant losses.
Fund results for 1st Quarter 2004:
     In the month of March, the upwards trend of the stock indices reversed and caused a loss for the Fund’s long positions. Also, the strengthening U.S. Dollar caused a negative performance for long positions in the foreign currencies markets. Long positions in the metal sector performed slightly negatively, whereas energy and financial futures positions were able to realize minor gains.
     For the month of February, the continuing upward movement of stock indices resulted in further profits for the Fund’s long positions. Long positions in the energy and metals markets also performed notably well. In the financial futures sector, long positions in bonds, notes and interest rates also contributed to February’s positive performance.
     In January, long positions in stock market indices profited considerably from upward price developments. Long positions in the metal sector also performed in a successful manner, along with most of the foreign currencies. Minor losses were incurred by a combination of long and short positions in the agricultural markets.
     For the first quarter of 2004, the most profitable market group overall was the metal sector while positions in the currencies markets produced the most significant losses.

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
Contractual Obligations
     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B, each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2006 and December 31, 2005.
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
Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Adoption of FIN 48 is effective for the Fund on January 1, 2007 and is to be applied to all open tax years as of the effective date. Management does not believe the guidance provided by FIN 48 will have a material effect on the Fund’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, but does not change existing guidance as to whether an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the Fund on January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Fund’s financial statements has not been determined.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g. restatement or cumulative effect to assets, liabilities, and retained earnings) when first applying this guidance. SAB 108 is effective for the Fund for the year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the Fund’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Past Results are Not Necessarily Indicative of Future Performance
     The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.
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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate average, highest and lowest amount of the trading Value at Risk associated with the Fund’s open positions by market category for the year ended December 31, 2006 and 2005. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. During the year ended December 31, 2006, the average capitalization for Series A was $68,320,419 and the average capitalization for Series B was $37,800,868. During the year ended December 31, 2005, the average capitalization for Series A was $44,036,757 and the average capitalization for Series B was $40,981,658.

Series A as of December 31, 2006:

	Average Value at	% of Average	Highest Value at	Lowest Value at
Sector	Risk	Capitalization	Risk	Risk

Stock Indices	$1,730,170	2.53%	$3,900,719	$381,150
Financial Futures	$2,138,142	3.13%	$3,287,013	$485,375
Currencies	$5,285,887	7.74%	$7,716,185	$3,057,659
Agricultural	$522,898	0.77%	$593,242	$447,350
Energy	$2,045,413	2.99%	$2,745,083	$1,499,620
Metals	$1,000,913	1.47%	$1,712,472	$0

Total	$12,723,423	18.63%
Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2006.
Series B as of December 31, 2006:

	Average Value at	% of Average	Highest Value at	Lowest Value at
Sector	Risk	Capitalization	Risk	Risk

Stock Indices	$1,341,170	3.55%	$2,683,136	$286,650
Financial Futures	$1,592,488	4.21%	$2,317,193	$337,357
Currencies	$4,195,892	11.10%	$5,279,732	$2,328,732
Agricultural	$391,703	1.04%	$447,707	$330,020
Energy	$1,486,530	3.93%	$1,901,488	$1,263,195
Metals	$765,709	2.03%	$1,429,084	$0

Total	$9,773,492	25.86%
Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2006.
Series A as of December 31, 2005:

	Average Value at	% of Average	Highest Value at	Lowest Value at
Sector	Risk	Capitalization	Risk	Risk

Stock Indices	$1,512,822	3.44%	$1,740,734	$1,351,175
Financial Futures	$1,359,303	3.09%	$1,897,505	$875,596
Currencies	$3,598,614	8.17%	$5,907,756	$1,449,098
Agricultural	$341,743	0.78%	$598,716	$58,044
Energy	$921,229	2.09%	$1,324,149	$657,974
Metals	$1,387,497	3.15%	$2,033,095	$772,069

Total	$9,121,209	20.71%
Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2005.
Series B as of December 31, 2005:

	Average Value at	% of Average	Highest Value at	Lowest Value at
Sector	Risk	Capitalization	Risk	Risk

Stock Indices	$2,153,126	5.25%	$3,084,741	$1,432,917
Financial Futures	$2,022,611	4.94%	$3,415,011	$809,391
Currencies	$5,035,200	12.29%	$8,458,329	$2,622,864
Agricultural	$405,770	0.99%	$555,842	$10,262
Energy	$1,323,1210	3.23%	$2,358,725	$366,394
Metals	$2,003,698	4.89%	$3,654,036	$716,965

Total	$12,943,529	31.58%
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
     The following were the primary trading risk exposures of the Fund as of December 31, 2006 by market sector:
     Currencies. The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of December 31, 2006 the exposure to these markets was highest amongst all market sectors.
      Interest Rates. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of December 31, 2006 the exposure to these markets was high compared to historic levels.
     Stock Indices. Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of December 31, 2006 the exposure to these markets was relatively high compared to historic levels.
     Energy. The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. As of December 31, 2006, the exposure to these markets was comparable to historic levels.
     Metals. The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2006 was relatively low compared to historic levels.
     Agricultural. The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, wheat, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2006 was lowest amongst all market sectors.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     General. The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund’s operations.

     Foreign Currency Balances. The Fund’s primary foreign currency balances are in the G-7 countries along with Spain and Asian markets. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than weekly, and more frequently if a particular foreign currency balance becomes unusually large based on Superfund Capital Management’s experience).
     Treasury Bill Positions. The Fund’s only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Fund holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Substantial or sudden fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
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
Item 8. Financial Statements and Supplementary Data
     Financial statements meeting the requirements of Regulation S-X appear beginning on page 26 of this report.
     The following summarized financial information presents the results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2006 and 2005. This information has not been audited.
Series A:

	1st Qtr 2006	2nd Qtr 2006	3rd Qtr 2006	4th Qtr 2006

Interest Income	$629,632	$759,652	$773,994	847,091
Net Realized and Unrealized Gains
(Losses) on Investments	$5,488,739	$(1,314,322)	$(4,212,313)	11,293,161
Total Expenses	$1,601,643	$1,742,072	$1,518,937	1,779,789
Net Income (Loss)	$4,516,728	$(1,869,863)	$(4,957,256)	10,360,463
Net Income (Loss) Per Unit*	$100.98	$(38.43)	$(98.20)	204.00
Net Increase (Decrease) in Net Assets from Operations per Unit	$100.56	$(36.41)	$(99.28)	207.00

	1st Qtr 2005	2nd Qtr 2005	3rd Qtr 2005	4th Qtr 2005

Interest Income	$168,028	$196,075	$320,899	$480,807
Net Realized and Unrealized Gains
(Losses) on Investments	$(14,940)	$(2,537,002)	$2,818,902	$1,069,300
Total Expenses	$909,898	$861,290	$1,375,003	$1,403,498
Net Income (Loss)	$(756,810)	$(3,202,217)	$1,764,798	$146,609
Net Income (Loss) per Unit*	$(34.87)	$(132.14)	$49.43	$3.37
Net Increase (Decrease) in Net Assets from Operations per Unit	$(38.39)	$(140.11)	$41.29	$(1.13)
* Based on weighted average number of Units outstanding during the period.
     There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, other than in the second quarter of 2006 when Series A recorded a gain of $426,876 from payments by an affiliate. The Fund has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Series B:

	1st Qtr 2006	2nd Qtr 2006	3rd Qtr 2006	4th Qtr 2006

Interest Income	$412,029	$430,037	$398,744	$421,638
Net Realized and Unrealized Gains
(Losses) on Investments	$4,795,120	$(868,471)	$(3,257,402)	$7,755,855
Total Expenses	$1,146,514	$1,098,756	$856,375	$993,429
Net Income (Loss)	$4,060,635	$(952,389)	$(3,715,033)	$7,184,064
Net Income (Loss) per Unit *	$166.14	$(40.92)	$(163.40)	$335.10
Net Increase (Decrease) in Net Assets from Operations per Unit	$165.54	$(44.60)	$(160.85)	$340.29

	1st Qtr 2005	2nd Qtr 2005	3rd Qtr 2005	4th Qtr 2005

Interest Income	$214,765	$254,037	$297,409	326,477
Net Realized and Unrealized Gains
(Losses) on Investments	$(534,676)	$(4,813,347)	$3,038,791	903,716
Total Expenses	$1,198,706	$1,239,387	$1,301,670	1,080,818
Net Income (Loss)	$(1,518,617)	$(5,798,697)	$2,034,530	149,375
Net Income (Loss) Per Unit *	(61.12)	(210.05)	73.93	5.62
Net Increase (Decrease) in Net Assets from Operations per Unit	$(66.75)	$(224.36)	$74.21	8.22
* Based on weighted average number of Units outstanding during the period.
     There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, other than in the second quarter of 2006 when Series B recorded a gain of $584,801 from payments by an affiliate. The Fund has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
     None
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
Item 9B. Other Information
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not reported on Form 8-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance of The Registrant
Identification of Directors and Executive Officers
     The Fund has no directors or executive officers. The Fund has no employees. It is managed by Superfund Capital Management in its capacity as general partner. Superfund Capital Management has been registered with the CFTC as a commodity pool operator since May 2001. Its main business address is Ottway Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies, (473) 439-2418. Superfund Capital Management’s directors and executive officers are as follows:
     CHRISTIAN BAHA is Superfund Capital Management’s Chief Executive Officer and founder. He has served as a Director since June 2001. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha co-founded a business in 1991 to develop and market financial software applications to institutions in Austria. From that development, two independent companies were formed: Teletrader.com Software AG and Quadriga Beteiligungs — und Vermogens AG. Teletrader.com is a publicly-held company that offers financial software products for institutions and is listed on the Austria Stock Exchange. Quadriga Beteiligungs — und Vermogens AG was founded in 1995. Mr. Baha resides in Monte Carlo where he directs the strategic worldwide expansion of the Superfund group of companies.
     NIGEL JAMES was appointed as President of Superfund Capital Management on July 13, 2006. Mr. James has been an employee of various members of the Superfund group of investment companies since July 2003. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003. Upon graduation, Mr. James commenced work as a software developer for Superfund Trading Management. In May 2005 Mr. James was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management.

     ROMAN GREGORIG serves as Vice President and is a Director and the Audit Committee Financial Expert for Superfund Capital Management. He graduated from the Academy of Commerce in Vienna, Austria, in 1986. Upon graduation, Mr. Gregorig commenced work as an accountant for a Vienna tax consulting company. In 1993, Mr. Gregorig became a tax consultant licensed by the Austrian Chamber of Wirtschaftstreuhaender, and subsequently became a partner with Treufinanz Wirtschaftstreuhand GmbH. In 2000, the Chamber of Wirtschaftstreuhaender granted Mr. Gregorig a further license to perform auditing services, and he founded Gregorig Consulting, GmbH, which focused on providing accounting and tax consulting services to companies in the financial sector. In June 2005, Mr. Gregorig joined Superfund Group Monaco S.A.M. as a Director and Chief Financial Officer.
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
Section 16(A) Beneficial Ownership Reporting Compliance
     Superfund Capital Management, the general partner of the Fund, filed its initial report on Form 3 after the Fund became registered under Section 12 of the Securities Exchange Act of 1934. The number of transactions that were not reported on a timely basis was two. These purchases represent Superfund Capital Management’s capital contribution to each Series and were made at the commencement of the Fund’s operations. Pursuant to the Limited Partnership Agreement, Superfund Capital Management is required to maintain an investment in each Series equal at all times to at least 1% of the net asset value of each such Series. As of December 31, 2006, Superfund Capital Management owned 843.400 Units of Series A, representing 1.69% of the total issued Units of Series A, and 789.364 Units of Series B, representing 3.78% of the total issued Units of Series B, having a combined value of $2,703,488. Nigel James, President of Superfund Capital Management, filed his initial report on Form 3 more than 10 days after his appointment as an officer of Superfund Capital Management. Mr. James does not own and has not owned any securities issued by the Fund, and accordingly, the number of transactions not reported on a timely basis by Mr. James is zero.
Code of Ethics
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. Superfund Capital Management has adopted a code of ethics that applies to its principal executive officer, principal financial officer and its principal accounting officer. A copy of the code of ethics may be obtained at no charge by written request to the corporate secretary of Superfund Capital Management, Ottway Building P.O. Box 1479, Grand Anse, St. George’s, Grenada West Indies.
Board of Director Nominees
     Not applicable
Audit Committee Financial Expert
     The Board of Directors of Superfund Capital Management, in its capacity as the audit committee for the Fund, has determined that Roman Gregorig qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations for the Securities and Exchange Commission. He is not independent of management.
Item 11. Executive Compensation
     The Fund has no employees, officers or directors and is managed by the Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 1.85% of month end net assets (1.85% per annum), organization and offering expenses equal to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred, and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in net asset value per Unit at the end of each month, exclusive of appreciation attributable to interest income. In addition, Superfund Asset Management Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading.
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners
     The Fund knows of no person who beneficially owns more than 5% of the Units of any Series. As of December 31, 2006, no Units were owned or held by officers of Superfund Capital Management.
Security Ownership of Management
     As of December 31, 2006, Superfund Capital Management owned 843.400 Units of Series A, representing 1.69% of the total issued Units of Series A, and 789.366 Units of Series B, representing 3.78% of the total issued Units of Series B, having a combined value of $2,703,485.64. Christian Baha is the holder of all of the equity of Superfund Capital Management.
Item 13. Certain Relationships And Related Transactions, and Director Independence
     See “Item 10 Directors, Executive Officers and Corporate Governance of The Registrant, “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management.”
Item 14. Principal Accountant Fees And Services
Audit Fees
     The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2006 and December 31, 2005 were approximately $110,000 and $55,000 respectively.
     The aggregate fees billed for professional services rendered by KPMG, LLP in connection with reviews of the Fund’s financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the year ended December 31, 2005 were approximately $20,500.
Audit-Related Fees
     There were no audit-related fees for services rendered by Deloitte & Touche LLP or KPMG LLP for the years ended December 31, 2006 and December 31, 2005.
Tax Fees
     There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP or KPMG LLP for the years ended December 31, 2006 and December 31, 2005.
All Other Fees
     There were no other fees for products or services provided by Deloitte & Touche LLP or KPMG LLP for the years ended December 31, 2006 and December 31, 2005.
Pre-Approval Policies
     The Board of Directors of Superfund Capital Management approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 27 hereof.

(2)	Financial Statement Schedules:
     Financial statement schedules have been omitted because they are not required or because equivalent information has been included in the financial statements or notes thereto.
(3)	Exhibits as required by Item 601 of Regulation S-K
           The following exhibits are included herewith.

Exhibit Number	Description of Document

10.01(h)	Form of Series Exchange Subscription Agreement
31.1	Rule 13(a)-14((a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14((a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
     The following exhibit is incorporated by reference herein from the exhibits of the same description and number filed on September 26, 2006 with Amendment No. 2 to the Fund’s Registration Statement on Form S-1 (Reg. No. 3136804).

1.01(a)	Form of Amendment to Selling Agreement among each Series, Superfund Capital Management, Inc., and Superfund Asset Management, Inc.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on September 13, 2006 with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-136804).

3.01	Form of Third Amended and Restated Limited Partnership Agreement of Quadriga Superfund, L.P. (included as Exhibit A to the Prospectus).
10.02	Form of Subscription Agreement and Power of Attorney (included as Exhibit D to the Prospectus).
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on August 22, 2006 with Registrant’s Registration Statement on Form S-1 (Reg. No. 333-136804).

1.03	Form of Intermediary Selling Agent Agreement between Superfund Asset Management, Inc. and the Intermediary Selling Agent.
5.01	Opinion of Sidley Austin LLP relating to the legality of the Units.
8.01	Opinion of Sidley Austin LLP with respect to Federal Income Tax Aspects.
     The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on February 2, 2005 with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-122229).

10.01(g)	Form of Administration, Accounting and Investor Services Agreement.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 21, 2005 with Registrant’s Registration Statement on Form S-1 (Reg. No. 333-122229).

1.01	Form of Selling Agreement among each Series, Quadriga Capital Management, Inc., and Quadriga Asset Management, Inc.
1.02	Form of Additional Selling Agreement among each Series, Quadriga Capital Management Inc. and the Additional Selling Agent.
3.02	Certificate of Limited Partnership.
10.01(b)	Form of ADM Investor Services, Inc. Customer Agreement between each Series and ADM Investor Services, Inc.
10.01(c)	Form of FIMAT USA, Inc. Customer Agreement between each Series and Fimat USA, Inc.
10.01(d)	Form of Man Financial Inc. Customer Agreement between each Series and Man Financial Inc.
10.03(e)	Forms of Bear Stearns Forex Inc. and Bear, Stearns Securities Corp. Customer Agreements between each Series and Bear Stearns Forex Inc.
10.01(f)	Form of Barclays Capital Inc. Customer Agreement between each Series and Barclays Capital Inc.
10.03(a)	Form of Escrow Agreement between Series A and HSBC Bank USA.
10.03(b)	Form of Escrow Agreement between Series B and HSBC Bank USA.

QUADRIGA SUPERFUND, L.P.
DECEMBER 31, 2006
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Quadriga Superfund, L.P. — Series A and Series B:
We have audited the accompanying statements of assets and liabilities of Quadriga Superfund, L.P. — Series A and Series B (the “Fund”), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2006 and 2005 financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 29, 2007

QUADRIGA SUPERFUND, L.P. — SERIES A AND SERIES B
DECEMBER 31, 2004
FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
The Partners
Quadriga Superfund L.P. —Series A and Series B:
We have audited the accompanying statements of operations, changes in net assets and cash flows of Quadriga Superfund, L.P. —Series A and Series B (the Fund), for the year ended December 31, 2004. These financial statements are the responsibility of the fund’s management. Our responsibility is to express an opinion on these financial statements base on our audit.
We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, Quadriga Superfund, L.P.—Series A and Series B’s results of operations, changes in its net assets, and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ KPMG LLP
New York, New York
March 4, 2005

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2006 and December 31, 2005

	December 31, 2006	December 31, 2005

ASSETS

US Government securities, at fair value,
amortized cost $57,832,244 and $53,351,488 as of
December 31, 2006 and December 31, 2005, respectively	$57,832,344	$53,351,488
Due from brokers	9,952,214	2,705,847
Unrealized appreciation on open forward contracts	1,556,257	2,733,570
Futures contracts purchased	693,920	2,110,992
Futures contracts sold	5,962,156	286,562
Cash	555,433	888,918

Total assets	76,552,324	62,077,377

LIABILITIES

Unrealized depreciation on open forward contracts	977,472	1,237,784
Unrealized depreciation on open swap contracts	—	193,624
Advance subscriptions	277,500	866,893
Redemptions payable	2,552,956	—
Fees payable	439,235	357,028

Total liabilities	4,247,163	2,655,329

NET ASSETS	$72,305,161	$59,422,048

Number of Units	48,197.014	44,734.441
Net asset value per Unit	$1,500.20	$1,328.33

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due March 1, 2007
(amortized cost $57,832,344), securities are held in
margin accounts as collateral for open futures and forwards	$58,300,000	80.0%	$57,832,344

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.4	961,041
Metals		0.8	595,216

Total unrealized appreciation on forward contracts		2.2	1,556,257

Unrealized depreciation on forward contracts
Currencies		(0.6)	(426,597)
Metals		(0.8)	(550,875)

Total unrealized depreciation on forward contracts		(1.4)	(977,472)

Total forward contracts, at fair value		0.8	578,785

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.1	35,962
Food & Fiber		(0.1)	(83,698)
Indices		1.2	887,282
Metals		(0.2)	(145,626)

Total futures contracts purchased		1.0	693,920

Futures Contracts Sold
Currency		0.2	164,000
Energy		4.6	3,333,225
Financial		3.4	2,464,931

Total futures contracts sold		8.2	5,962,156

Total futures contracts, at fair value		9.2	6,656,076

Futures and forward contracts by country composition
European Monetary Union		2.9	2,107,995
Japan		1.3	911,956
United States		4.2	3,012,867
Other		1.6	1,202,043

Total futures and forward contracts by country		10.0%	$7,234,861

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006
(amortized cost $53,351,488), securities are held in
margin accounts as collateral for open futures and forwards	$54,300,000	89.8%	$53,351,488

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.6	349,388
Metals		4.0	2,384,182

Total unrealized appreciation on forward contracts		4.6	2,733,570

Unrealized depreciation on forward contracts
Currencies		(2.1)	(1,237,784)

Total unrealized depreciation on forward contracts		(2.1)	(1,237,784)

Total forward contracts, at fair value		2.5	1,495,786

Swap contracts, at fair value
Unrealized depreciation on swap contracts
02/24/06 Corn Swap **		0.0 *	(4,013)
02/24/06 Wheat Swap **		(0.3)	(189,611)

Total swap contracts, at fair value		(0.3)	(193,624)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.0) *	(3,825)
Energy		0.4	222,119
Financial		(0.1)	(44,622)
Food & Fiber		2.0	1,195,909
Indices		0.8	489,551
Livestock		0.0 *	10,340
Metals		0.4	241,520

Total futures contracts purchased		3.5	2,110,992

Futures Contracts Sold
Currency		0.7	413,828
Energy		(0.3)	(177,030)
Financial		0.1	49,764

Total futures contracts sold		0.5	286,562

Total futures contracts, at fair value		4.0%	$2,397,554

Futures, swap and forward contracts by country composition
Japan		0.3%	$174,514
United Kingdom		0.2	102,468
United States		5.2	3,108,970
Other		0.5	314,124

Total futures and forward contracts by country		6.2%	$3,699,716

*	Due to rounding

**	Swap contracts are valued daily off the underlying commodities futures price

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Investment income, interest	$3,010,369	$1,165,809	$291,745

Expenses
Management fee	1,237,907	759,356	451,601
Organization and offering expenses	669,139	410,462	244,109
Operating expenses	100,371	61,569	36,616
Selling commission	2,676,556	1,641,851	976,433
Incentive fee	—	—	651,950
Brokerage commissions	1,953,214	1,669,455	907,482
Other	5,254	6,996	45,465

Total expenses	6,642,441	4,549,689	3,313,656

Net investment loss	(3,632,072)	(3,383,880)	(3,021,911)

Realized and unrealized gain (loss) on investments
Net realized gain(loss) on futures and forward contracts	7,720,119	(648,158)	5,753,291
Net change in unrealized appreciation on futures and forward contracts	3,535,145	1,984,418	174,704

Net gain on investments	11,255,264	1,336,260	5,927,995

Net increase from payments by affiliate	426,879	—	—

Net increase (decrease) in net assets from operations	$8,050,071	$(2,047,620)	$2,906,084

QUADRIGA SUPERFUND, L.P.-SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Increase (decrease) in net assets from operations:
Net investment loss	$(3,632,072)	$(3,383,880)	$(3,021,911)
Net realized gain (loss) on futures and forward contracts	7,720,119	(648,158)	5,753,291
Net change in unrealized appreciation on futures and forward contracts	3,535,145	1,984,418	174,704
Net increase from payment by affiliate	426,879	—	—

Net increase (decrease) in net assets from operations	8,050,071	(2,047,620)	2,906,084

Capital share transactions
Issuance of shares	17,399,062	35,807,158	15,308,393
Redemption of shares	(12,566,020)	(6,105,759)	(2,590,997)

Net increase in net assets from capital share transactions	4,833,042	29,701,399	12,717,396
Net increase in net assets	12,883,113	27,653,779	15,623,480
Net assets, beginning of year	59,422,048	31,768,269	16,144,789

Net assets, end of year	$72,305,161	$59,422,048	$31,768,269

Units, beginning of year	44,734.441	21,660.138	12,256.648
Issuance of units	12,569.711	27,740.454	11,395.938
Redemption of units	(9,107.138)	(4,666.151)	(1,992.448)

Units, end of year	48,197.014	44,734.441	21,660.138

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P.-SERIES A
STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities
Net increase (decrease) in net assets from operations	$8,050,071	$(2,047,620)	$2,906,084
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
U.S. Government securities*	(4,480,856)	(27,712,491)	(11,889,389)
Due from brokers	(7,246,367)	1,459,157	(3,175,358)
Unrealized appreciation on open forward contracts	1,177,313	(932,505)	(604,216)
Futures contracts purchased	1,417,072	(1,816,615)	289,269)
Unrealized depreciation on open forward contracts	(260,312)	827,285	179,193
Unrealized depreciation on open swap contracts	(193,624)	193,624	—
Due to brokers	—	—	(532,552)
Futures contracts sold	(5,675,594)	(256,207)	(38,950)
Fees payable	82,207	170,626	91,671

Net cash used in operating activities	(7,130,090)	(30,114,746)	(12,774,248)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	16,809,669	36,198,201	14,686,961
Redemptions, net of redemption payable	(10,013,064)	(6,105,759)	(2,599,037)

Net cash provided by financing activities	6,796,605	30,092,442	12,087,924

Net decrease in cash	(333,485)	(22,304)	(686,324)
Cash, beginning of year	888,918	911,222	1,597,546

Cash, end of year	$555,433	$888,918	$911,222

Supplemental disclosure of non-cash financing activities
2004 subscriptions received in 2003			$1,097,282

2005 subscriptions received in 2004		$475,850

2006 subscriptions received in 2005	$866,893

Redemptions payable	$2,552,956

*	Includes gross purchases of ($186,849,080) and ($103,552,844), gross sales of $185,042,641 and $76,887,696, and discount amortization of ($2,674,417) and ($1,047,343) in 2006 and 2005, respectively.

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2006 and December 31, 2005

	December 31, 2006	December 31, 2005

ASSETS

US Government securities, at fair value,
amortized cost $28,172,293 and $36,402,834 as of
December 31, 2006 and December 31, 2005, respectively	$28,172,293	$36,402,834
Due from brokers	4,806,227	—
Unrealized appreciation on open forward contracts	1,059,483	2,670,563
Futures contracts purchased	470,087	1,969,503
Futures contracts sold	4,114,331	296,889
Cash	468,093	269,034
Other receivable	88,391	—

Total assets	39,178,905	41,608,823

LIABILITIES

Unrealized depreciation on open forward contracts	670,242	1,150,034
Unrealized depreciation on open swap contracts	—	11,333
Advance subscriptions	259,808	165,780
Redemptions payable	1,594,044	—
Due to broker	—	264,413
Fees payable	223,118	233,434

Total liabilities	2,747,212	1,824,994

NET ASSETS	$36,431,693	$39,783,829

Number of Units	19,995,520	26,145,940
Net asset value per Unit	$1,821.99	$1,521.61

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due March 1, 2007
(amortized cost $28,172,293), securities are held in margin
accounts as collateral for open futures and forwards	$28,400,000	77.3%	$28,172,293

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.8	659,480
Metals		1.1	400,003

Total unrealized appreciation on forward contracts		2.9	1,059,483

Unrealized depreciation on forward contracts
Currencies		(0.8)	(294,123)
Metals		(1.0)	(376,119)

Total unrealized depreciation on forward contracts		(1.8)	(670,242)

Total forward contracts, at fair value		1.1	389,241

Futures contracts, at fair value
Futures contracts purchased
Currency		0.1	24,736
Food & Fiber		(0.2)	(57,797)
Indices		1.7	603,694
Metals		(0.3)	(100,546)

Total futures contracts purchased		1.3	470,087

Futures contracts sold
Currency		0.3	112,837
Energy		6.3	2,302,839
Financial		4.7	1,698,655

Total futures contracts sold		11.3	4,114,331

Total futures contracts, at fair value		12.6	4,584,418

Futures and forward contracts by country composition
European Monetary Union		4.0	1,452,747
Japan		1.7	624,242
United States		5.7	2,075,380
Other		2.3	821,290

Total futures and forward contracts by country		13.7%	$4,973,659

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due June 1, 2006
(amortized cost $36,402,834), securities are held in margin
accounts as collateral for open futures and forwards	$37,050,000	91.5%	$36,402,834

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.8	324,702
Metals		5.9	2,345,861

Total unrealized appreciation on forward contracts		6.7	2,670,563

Unrealized depreciation on forward contracts
Currencies		(2.9)	(1,150,034)

Total unrealized depreciation on forward contracts		(2.9)	(1,150,034)

Total forward contracts, at fair value		3.8	1,520,529

Swap contracts, at fair value
Unrealized depreciation on swap contracts
02/24/06 Wheat Swap **		(0.0) *	(11,333)

Total swap contracts, at fair value		(0.0)	(11,333)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.0) *	(4,049)
Energy		0.5	207,908
Financial		(0.1)	(40,816)
Food & Fiber		2.8	1,115,630
Indices		1.2	456,060
Livestock		(0.0) *	10,210
Metals		0.6	224,560

Total futures contracts purchased		5.0	1,969,503

Futures contracts sold
Currency		1.0	410,006
Energy		(0.4)	(162,868)
Financial		0.1	49,751
Total futures contracts sold		0.7	296,889

Total futures contracts, at fair value		5.7%	$2,266,392

Futures and forward contracts by country composition
Japan		0.9%	$360,181
United Kingdom		0.2	95,363
United States		8.1	3,202,581
Other		0.3	117,463

Total futures and forward contracts by country		9.5%	$3,775,588

*	Due to rounding

**	Valued daily off the underlying commodity’s future price

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Investment income, interest	$1,662,449	$1,092,688	$376,469

Expenses
Management fee	684,468	727,205	606,117
Organization and offering expenses	369,983	393,084	327,631
Operating expenses	55,498	58,962	49,145
Selling commission	1,479,931	1,572,336	1,310,521
Incentive fee	—	—	1,158,857
Brokerage commissions	1,499,287	2,062,396	1,702,193
Other	5,906	6,598	81,955

Total expenses	4,095,073	4,820,581	5,236,419

Net investment loss	(2,432,624)	(3,727,893)	(4,859,950)

Realized and unrealized gain (loss) on investments
Net realized gain(loss) on futures and forward Contracts	7,227,032	(2,166,857)	10,178,977
Net change in unrealized appreciation on futures and forward contracts
	1,198,071	761,341	259,633

Net gain(loss) on investments	8,425,103	(1,405,516)	10,438,610

Net increase from payments by Affiliate	584,801	—	—

Net increase (decrease) in net assets from operations	$6,577,280	$(5,133,409)	$5,578,660

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
Years ended December 31, 2005, 2004 and 2003

	2006	2005	2004

Increase (decrease) in net assets from operations
Net investment loss	$(2,432,624)	$(3,727,893)	$(4,859,950)
Net realized gain (loss) on futures and forward contracts	7,227,032	(2,166,857)	10,178,977
Net change in unrealized appreciation on futures and forward contracts	1,198,071	761,341	259,633
Net change in unrealized appreciation on futures and forward contracts	584,801	—	—

Net increase (decrease) in net assets from operations	6,577,280	(5,133,409)	5,578,660

Capital share transactions
Issuance of shares	3,400,981	10,407,653	18,893,934
Redemption of shares	(13,330,397)	(7,964,779)	(4,135,001)

Net increase(decrease) in net assets from capital share transactions	(9,929,416)	2,442,874	14,758,933

Net increase (decrease) in net assets	(3,352,136)	(2,690,535)	20,337,593
Net assets, beginning of year	39,783,829	42,474,364	22,136,771

Net assets, end of year	$36,431,693	$39,783,829	$42,474,364

Units, beginning of year	26,145.940	24,547.544	14,945.226
Issuance of units	2,103.903	6,884.857	12,425.604
Redemption of units	(8,254.323)	(5,286.461)	(2,823.286)

Units, end of year	19,995.520	26,145.940	24,547.544

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities
Net increase (decrease) in net assets from operations	$6,577,280	$(5,133,409)	$5,578,660
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
US Government securities*	8,230,541	(3,438,346)	(15,559,325)
Due from brokers	(4,806,227)	6,206,789	(3,019,412)
Unrealized appreciation on open forward contracts	1,611,080	763,098	(1,257,062)
Futures contracts purchased	1,499,416	(1,465,625)	526,404
Unrealized depreciation on open forward contracts	(479,792)	173,327	539,838
Unrealized depreciation on open swap contracts	(11,333)	11,333	—
Due to brokers	(264,413)	264,413	(1,006,857)
Futures contracts sold	(3,817,442)	(243,474)	(68,813)
Other receivable	(88,391)	—	—
Fees payable	(10,316)	(15,787)	119,332

Net cash provided by (used in) operating activities	8,440,403	(2,877,681)	(14,147,235)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	3,495,009	9,284,803	19,262,169
Redemptions, net of redemption payable	(11,736,353)	(7,964,779)	(4,143,153)

Net cash provided by (used in) financing activities	(8,241,344)	1,320,024	15,119,016

Net increase (decrease) in cash	199,059	(1,557,657)	971,781
Cash, beginning of year	269,034	1,826,691	854,910

Cash, end of year	$468,093	269,034	$1,826,691

Supplemental disclosure of non-cash financing activities

2004 subscriptions received in 2003			$920,395

2005 subscriptions received in 2004		$1,288,630

2006 subscriptions received in 2005	$165,780

Redemptions payable	$1,594,044

* Includes gross purchases of ($93,416,005) and ($79,581,725), gross sales of $103,132,139 and $77,327,217, and discount amortization of ($1,485,593) and ($1,183,838) in 2006 and 2005, respectively
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A AND SERIES B
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(1)	Nature of Operations

Organization and Business

Quadriga Superfund, L.P. (the “Fund”), a Delaware Limited Partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (“U.S.”) and international commodity futures markets using a fully-automated computerized trading system. The Fund has issued two classes of Units, Series A and Series B. The two Series will be traded and managed the same way except for the degree of leverage.

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the General Partner or by operation of law or a decline in the aggregate net assets of such Series to less than $500,000.

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

Exchange—traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing the U.S. Treasury Bills due to the short-term nature of such instrument; accordingly, the cost of securities plus accreted discount, or minus amortized premium approximates fair value.

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

(c)	Investment Transactions and Related Investment Income

Investment transactions are accounted for on a trade-date basis. Interest income is recognized on the accrual basis.

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

(f)	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Adoption of FIN 48 is effective for the Fund on January 1, 2007 and is to be applied to all open tax years as of the effective date. Management does not believe the guidance provided by FIN 48 will have a material effect on the Fund’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, but does not change existing guidance as to whether an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the Fund on January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Fund’s financial statements has not been determined.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g. restatement or cumulative effect to assets, liabilities, and retained earnings) when first applying this guidance. SAB 108 is effective for the Fund for the year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the Fund’s financial statements.
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

In accordance with the Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Advance subscriptions represent cash received prior to December 31, 2006 for contributions of the subsequent month and do not participate in the earnings of the Fund until January 1, 2007.

(5)	Related Party Transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum) of net assets, organization and offering expenses equal to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus dated September 27, 2006, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund Asset Management, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.

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

(6)	Financial Highlights
Financial highlights for the period January 1, 2006 through December 31, 2006 are as follows:

	SERIES A	SERIES B

Total return:
Total return before incentive fees*	12.9%	19.7%
Incentive fees	0.0	0.0

Total return after incentive fees*	12.9%	19.7%

Ratio to average partners’ capital
Operating expenses before incentive fees	10.1%	11.1%
Incentive fees	0.0	0.0

Total expenses	10.1%	11.1%

Net investment income (loss)	(5.5)%	(6.6)%
Net asset value per unit, beginning of period	$1,328.33	$1,521,61
Net investment income	(75.48)	(105.32)
Net gain (loss) on investments	238.80	377.68
Net increase from payments by affiliate	8.55	28.02

Net asset value per unit, end of period	$1,500.20	$1,821.99

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during period)	$166.24	$288.01

Net increase (decrease in net asset from operations per Unit (based upon change in net asset value per Unit)	$171.87	$300.38

* The total return includes a net increase in net assets from payments by affiliates in the amount of $426,879 for Series A and $584,801 for Series B. If the net increase in net assets from payments by affiliates was not included, the total return would have been 12.3% for Series A and 17.9% for Series B.

Financial highlights for the period January 1, 2005 through December 31, 2005 are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	(9.4)%	(12.1)%

Incentive fees	0.0	0.0
Total return after incentive fees	(9.4)%	(12.1)%

Ratio to average partners’ capital
Operating expenses before incentive fees	11.2%	12.3%
Incentive fees	0.0	0.0

Total expenses	11.2%	12.3%

Net investment loss	(8.3)%	(9.5)%
Net assets value per unit, beginning of period	$1,466.67	$1,730.29
Net investment income	(228.62)	(151.54)
Net gain (loss) on investments	90.28	(57.14)

Net asset value per unit, end of period	$1,328.33	$1,521.61

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(65.36)	$(193.19)

Net increase (decrease) in net asset from operations per Unit (based upon change in net asset value per Unit)	$(138.34)	$(208.68)

Financial highlights for the period January 1, 2004 through December 31, 2004 are as follows:
	SERIES A	SERIES B

Total return
Total return before incentive fees	13.6%	20.0%
Incentive fees	(2.3)	(3.2)

Total return after incentive fees	11.3%	16.8%

Ratio to average partners’ capital
Operating expenses before incentive fees	10.8%	12.4%
Incentive fees	2.7	3.6

Total expenses	13.5%	16.0%

Net investment loss	12.3%	14.8%

Net assets value per unit, beginning of period	$1,317.23	$1,481.19
Net investment income	(179.76)	(244.77)
Net gain on investments	329.20	493.87

Net asset value per unit, end of period	$1,466.67	$1,730.29

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
For Series A, gross unrealized gains and losses related to exchange traded futures were $7,213,482 and $557,406, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $1,556,257 and $557,406, respectively at December 31, 2006.
For Series B, gross unrealized gains and losses related to exchange traded futures were $4,968,980 and $384,562, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $1,059,483 and $670,242, respectively at December 31, 2006.
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
Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counter party to the transactions. The Fund’s risk of loss in the event of counter party default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund’s assets are ADM Investor Services Inc., FIMAT USA LLC, Bear Stearns Securities Corp., Bear Stearns Forex Inc., Barclays Capital Inc., and Man Financial, Inc.
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
The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007

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

Title with
Signature	Superfund Capital Management	Date

/s/ Christian Baha Christian Baha	Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ Nigel James Nigel James	Director and President	March 30, 2007

/s/ Roman Gregorig Roman Gregorig	Director, Vice President and Audit Committee Financial Expert (Principal Financial Officer & Principal Accounting Officer)	March 30, 2007
(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the board of directors of Superfund Capital Management)
Superfund Capital Management, Inc.
General Partner of Registrant
March 30, 2007

By:	/s/ Christian Baha
Christian Baha
Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.01(h)	Form of Series Exchange Subscription Agreement
31.1	Rule 13(a)-14((a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14((a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on September 26, 2006 with Amendment No. 2 to the Fund’s Registration Statement on Form S-1 (Reg. No. 3136804).

1.01(a)	Form of Amendment to Selling Agreement among each Series, Superfund Capital Management, Inc., and Superfund Asset Management, Inc.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on September 13, 2006 with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-136804).

3.01	Form of Third Amended and Restated Limited Partnership Agreement of Quadriga Superfund, L.P.
10.02	Form of Subscription Agreement and Power of Attorney of Quadriga Superfund, L.P.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on August 22, 2006 with Registrant’s Registration Statement on Form S-1 (Reg. No. 333-136804).

1.03	Form of Intermediary Selling Agent Agreement between Superfund Asset Management, Inc. and the Intermediary Selling Agent.
5.01	Opinion of Sidley Austin LLP relating to the legality of the Units.
8.01	Opinion of Sidley Austin LLP with respect to Federal Income Tax Aspects.
     The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on February 2, 2005 with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-122229).

10.01(g)	Form of Administration, Accounting and Investor Services Agreement.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 21, 2005 with Registrant’s Registration Statement on Form S-1 (Reg. No. 333-122229).

1.01	Form of Selling Agreement among each Series, Quadriga Capital Management, Inc., and Quadriga Asset Management, Inc.
1.02	Form of Additional Selling Agreement among each Series, Quadriga Capital Management Inc. and the Additional Selling Agent.
3.02	Certificate of Limited Partnership.
10.01(b)	Form of ADM Investor Services, Inc. Customer Agreement between each Series and ADM Investor Services, Inc.
10.01(c)	Form of FIMAT USA, Inc. Customer Agreement between each Series and Fimat USA, Inc.
10.01(d)	Form of Man Financial Inc. Customer Agreement between each Series and Man Financial Inc.
10.03(e)	Forms of Bear Stearns Forex Inc. and Bear, Stearns Securities Corp. Customer Agreements between each Series and Bear Stearns Forex Inc.
10.01(f)	Form of Barclays Capital Inc. Customer Agreement between each Series and Barclays Capital Inc.
10.03(a)	Form of Escrow Agreement between Series A and HSBC Bank USA.
10.03(b)	Form of Escrow Agreement between Series B and HSBC Bank USA.