Form 10-Q
period 2007-03-31
QUADRIGA SUPERFUND
filed 2007-05-15
CIK 1168990

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 000-51634
QUADRIGA SUPERFUND, L.P.
(Exact name of registrant as specified in charter)

Delaware	98-0375395

(State)	(IRS Employer Identification No.)

Ottway Building P.O. Box 1479 Grand Anse St. George’s, Grenada
West Indies	N/A

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Quadriga Superfund, L.P. – Series A are included in Item 1:

Page
Financial Statements (unaudited)

Statements of Assets and Liabilities as of March 31, 2007 and December 31, 2006	3

Condensed Schedule of Investments as of March 31, 2007	4

Condensed Schedule of Investments as of December 31, 2006	5

Statements of Operations for the three months ended March 31, 2007 and March 31, 2006	6

Statements of Changes in Net Assets for the three months ended March 31, 2007 and March 31, 2006	7

Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006	8
Certification
Certification
Certification
Certification
The following unaudited financial statements of Quadriga Superfund, L.P. – Series B are included in Item 1:

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS

US Government securities, at fair value (amortized cost $55,573,151 and $57,832,344 as of March 31, 2007 and December 31, 2006, respectively)	$55,573,151	$57,832,344

Due from brokers	1,488,141	9,952,214

Unrealized appreciation on open forward contracts	1,841,866	1,556,257

Futures contracts purchased	428,222	693,920

Cash	704,854	555,433

Total assets	60,036,234	76,552,324

LIABILITIES

Unrealized depreciation on open forward contracts	218,401	977,472

Futures contracts sold	63,504	—

Advance subscriptions	513,500	277,500

Redemptions payable	392,127	2,552,956

Fees payable	345,573	439,235

Total liabilities	1,533,105	4,247,163

NET ASSETS	$58,503,129	$72,305,161

Number of Units	47,679.693	48,197.014

Net asset value per Unit	$1,227.00	$1,500.20

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2007 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 31, 2007 (amortized cost $55,573,151), securities are held in margin accounts as collateral for open futures and forwards	$56,050,000	95.0%	$55,573,151

Forward contracts, at fair value
Unrealized appreciation on forward contracts

Currencies		3.0	1,736,266
Metals		0.2	105,600

Total unrealized appreciation on forward contracts		3.2	1,841,866

Unrealized depreciation on forward contracts

Currencies		(0.2)	(114,317)
Metals		(0.2)	(104,084)

Total unrealized depreciation on forward contracts		(0.4)	(218,401)

Total forward contracts, at fair value		2.8	1,623,465

Futures contracts, at fair value
Futures Contracts Purchased

Currencies		0.9	509,757
Food & Fiber		(0.2)	(124,009)
Indices		0.0 *	21,760
Metals		0.0 *	20,714

Total futures contracts purchased		0.7	428,222

Futures Contracts Sold
Currencies		0.2	115,240
Energy		(2.2)	(1,308,990)
Financial		1.3	794,821
Food & Fiber		0.6	335,425

Total futures contracts sold		(0.1)	(63,504)

Total futures contracts, at fair value		0.6	364,718

Futures and forward contracts by country composition
European Monetary Union		1.7	971,650
Japan		0.0 *	16,074
United States		(1.7)	(976,179)
Other		3.4	1,976,638

Total futures and forward contracts by country		3.4%	$1,988,183

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due March 1, 2007 (amortized cost $57,832,344), securities are held in margin accounts as collateral for open futures and forwards	$58,300,000	80.0%	$57,832,344

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.4	961,041
Metals		0.8	595,216

Total unrealized appreciation on forward contracts		2.2	1,556,257

Unrealized depreciation on forward contracts
Currencies		(0.6	(426,597)
Metals		(0.8)	(550,875)

Total unrealized depreciation on forward contracts		(1.4)	(977,472)

Total forward contracts, at fair value		0.8	578,785

Futures contracts, at fair value
Futures Contracts Purchased
Currencies		0.1	35,962
Food & Fiber		(0.1)	(83,698)
Indices		1.2	887,282
Metals		(0.2)	(145,626)

Total futures contracts purchased		1.0	693,920

Futures Contracts Sold
Currencies		0.2	164,000
Energy		4.6	3,333,225
Financial		3.4	2,464,931

Total futures contracts sold		8.2	5,962,156

Total futures contracts, at fair value		9.2	6,656,076

Futures and forward contracts by country composition
European Monetary Union		2.9	2,107,995
Japan		1.3	911,956
United States		4.2	3,012,867
Other		1.6	1,202,043

Total futures and forward contracts by country		10.0%	$7,234,861

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Investment income
Interest income	$847,926	$629,632
Other income	972	—

Total income	848,898	629,632

Expenses
Management fee	299,988	292,381
Organization and offering expenses	162,155	158,044
Operating expenses	24,323	23,707
Selling commission	648,622	632,176
Brokerage commissions	470,143	493,426
Other	1,526	1,909

Total expenses	1,606,757	1,601,643

Net investment loss	(757,859)	(972,011)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(7,101,036)	4,044,526
Net change in unrealized appreciation on futures and forward contracts	(5,246,678)	1,444,213

Net gain(loss) on investments	(12,347,714)	5,488,739

Net increase (decrease) in net assets from operations	$(13,105,573)	$4,516,728

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(272.71)	$100.98

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(273.20)	$100.56

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31,
(Unaudited)

	2007	2006
Increase (decrease) in net assets from operations
Net investment loss	$(757,859)	$(972,011)
Net realized gain (loss) on futures and forward contracts	(7,101,036)	4,044,526
Net change in unrealized appreciation(depreciation) on futures and forward contracts	(5,246,678)	1,444,213

Net increase (decrease) in net assets from operations	(13,105,573)	4,516,728

Capital share transactions
Issuance of Units	1,851,810	4,634,293
Redemption of Units	(2,548,269)	(3,451,690)

Net increase (decrease) in net assets from capital share transactions	(696,459)	1,182,603

Net increase (decrease) in net assets	(13,802,032)	5,699,331

Net assets, beginning of period	72,305,161	59,422,048

Net assets, end of period	$58,503,129	$65,121,379

Units, beginning of period	48,197.014	44,734.441
Issuance of Units	1,328.339	3,375.294
Redemption of Units	(1,845.660)	(2,534.948)

Units, end of period	47,679.693	45,574.787

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Unaudited)

	2007	2006
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(13,105,573)	$4,516,728
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
U.S. Government securities	2,259,193	(2,202,611)
Due from brokers	8,464,073	(1,928,150)
Unrealized appreciation(depreciation) on open forward contracts	(285,609)	1,801,437
Futures contracts purchased	265,698	(1,299,783)
Unrealized depreciation on open forward contracts	(759,070)	(357,337)
Unrealized appreciation on open swap contracts	—	(28,050)
Unrealized depreciation on open swap contracts	—	(193,624)
Futures contracts sold	6,025,660	(1,366,856)
Fees payable	(93,662)	25,075

Net cash provided by (used in) operating activities	2,770,709	(1,033,171)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,087,810	3,767,400
Redemptions, net of redemption payable	(4,709,098)	(3,451,690)

Net cash provided by (used in) financing activities	(2,621,288)	315,710

Net increase (decrease) in cash	149,421	(717,461)

Cash, beginning of period	555,433	888,918

Cash, end of period	$704,854	$171,457

Supplemental disclosure of non-cash financing activities
2006 subscriptions received in 2005		$866,893

2007 subscriptions received in 2006	$277,500

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS

US Government securities, at fair value
(amortized cost $23,533,259 and $28,172,293 as of March 31, 2007 and December 31, 2006, respectively)	$23,533,259	$28,172,293

Due from brokers	954,612	4,806,227

Unrealized appreciation on open forward contracts	1,197,696	1,059,483

Other receivable	—	88,391

Futures contracts purchased	280,384	470,087

Cash	1,141,016	468,093

Total assets	27,106,967	39,178,905

LIABILITIES

Unrealized depreciation on open forward contracts	150,339	670,242

Futures contracts sold	36,394	4,114,331

Advance subscriptions	937,022	259,808

Redemptions payable	1,477,340	1,594,044

Fees payable	151,569	223,118

Total liabilities	2,752,664	2,747,212

NET ASSETS	$24,354,303	$36,431,693

Number of Units	17,955.543	19,995.520

Net asset value per Unit	$1,356.37	$1,821.99

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2007 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 31, 2007 (amortized cost $25,533,259), securities are held in margin accounts as collateral for open futures and forwards	$23,735,000	96.6%	$23,533,259

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		4.7	1,144,896
Metals		0.2	52,800

Total unrealized appreciation on forward contracts		4.9	1,197,696

Unrealized depreciation on forward contracts
Currencies		(0.3)	(75,173)
Metals		(0.3)	(75,166)

Total unrealized depreciation on forward contracts		(0.6)	(150,339)

Total forward contracts, at fair value		4.3	1,039,825

Futures contracts, at fair value
Futures contracts purchased
Currencies		1.4	336,058
Food & Fiber		(0.3)	(82,346)
Indices		0.0 *	13,101
Metals		0.0 *	13,571

Total futures contracts purchased		1.1	280,384

Futures contracts sold
Currencies		0.3	76,380
Energy		(3.5)	(860,670)
Financial		2.2	526,344
Food & Fiber		0.9	221,553

Total futures contracts sold		(0.1)	(36,394)

Total futures contracts, at fair value		1.0	243,990

		Percentage of
	Face Value	Net Assets	Fair Value
Futures and forward contracts by country composition
European Monetary Union		2.6%	$640,586
Japan		0.0 *	9,610
United States		(2.7)	(664,259)
Other		5.4	1,305,410

Total futures and forward contracts by country		5.3%	$1,291,347

See accompanying notes to financial statements.

*	Due to rounding

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due March 1, 2007 (amortized cost $28,172,293), securities are held in margin accounts as collateral for open futures and forwards
	$28,400,000	77.3%	$28,172,293

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.8	659,480
Metals		1.1	400,003

Total unrealized appreciation on forward contracts		2.9	1,059,483

Unrealized depreciation on forward contracts
Currencies		(0.8)	(294,123)
Metals		(1.0)	(376,119)

Total unrealized depreciation on forward contracts		(1.8)	(670,242)

Total forward contracts, at fair value		1.1	389,241

Futures contracts, at fair value
Futures contracts purchased
Currencies		0.1	24,736
Food & Fiber		(0.2)	(57,797)
Indices		1.7	603,694
Metals		(0.3)	(100,546)

Total futures contracts purchased		1.3	470,087

Futures contracts sold
Currencies		0.3	112,837
Energy		6.3	2,302,839
Financial		4.7	1,698,655

Total futures contracts sold		11.3	4,114,331

Total futures contracts, at fair value		12.6	4,584,418

Futures and forward contracts by country composition
European Monetary Union		4.0	1,452,747
Japan		1.7	624,242
United States		5.7	2,075,380
Other		2.3	821,290

Total futures and forward contracts by country		13.7%	$4,973,659

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Investment income
Interest income	$400,869	$412,029
Other income	1,969	—

Total income	402,838	412,029

Expenses
Management fee	140,787	187,263
Organization and offering expenses	76,101	101,223
Operating expenses	11,415	15,184
Selling commission	304,405	404,894
Brokerage commissions	334,750	436,158
Other	939	1,792

Total expenses	868,397	1,146,514

Net investment loss	(465,559)	(734,485)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(4,856,753)	4,163,272
Net change in unrealized appreciation on futures and forward contracts	(3,682,312)	631,848

Net gain (loss) on investments	(8,539,065)	4,795,120

Net increase (decrease) in net assets from operations	$(9,004,624)	$4,060,635

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(461.88)	$166.14

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(465.62)	$165.54

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31,
(Unaudited)

	2007	2006
Increase (decrease) in net assets from operations

Net investment loss	$(465,559)	$(734,485)

Net realized gain (loss) on futures and forward contracts	(4,856,753)	4,163,272
Net change in unrealized appreciation on futures and forward contracts	(3,682,312)	631,848

Net increase (decrease) in net assets from operations	(9,004,624)	4,060,635

Capital share transactions
Issuance of Units	1,051,856	402,322
Redemption of Units	(4,124,622)	(4,232,134)

Net decrease in net assets from capital share transactions	(3,072,766)	(3,829,812)

Net increase (decrease) in net assets	(12,077,390)	230,823

Net assets, beginning of period	36,431,693	39,783,829

Net assets, end of period	$24,354,303	$40,014,652

Units, beginning of period	19,995.520	26,145.940
Issuance of Units	633.683	252.286
Redemption of Units	(2,673.66)	(2,680.851)

Units, end of period	17,955.543	23,717.375

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Unaudited)

	2007	2006
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(9,004,624)	$4,060,635
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
U.S. Government securities	4,639,034	1,302,255
Due from brokers	3,851,615	(676,986)
Other receivable	88,391	—
Unrealized appreciation on open forward contracts	(138,213)	1,832,865
Unrealized appreciation on open swap contracts	—	(28,637)
Futures contracts purchased	189,703	(908,011)
Unrealized depreciation on open forward contracts	(519,903)	(405,417)
Unrealized depreciation on open swap contracts	—	(11,333)
Due to brokers	—	(264,413)
Futures contracts sold	4,150,725	(1,111,315)
Fees payable	(71,549)	1,355

Net cash provided by in operating activities	3,185,179	3,790,998

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,729,070	236,542
Redemptions, net of redemption payable	(4,241,326)	(4,232,134)

Net cash used in financing activities	(2,512,256)	(3,995,592)

Net increase (decrease) in cash	672,923	(204,594)

Cash, beginning of period	468,093	269,034

Cash, end of period	$1,141,016	64,440

Supplemental disclosure of noncash financing activities:
2006 contributions received in 2005		$165,780

2007 contributions received in 2006	$259,808

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
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
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission (“SEC”) and U.S. generally accepted accounting principles with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.
Valuation of Investments in Futures Contracts, Forward Contracts, and U.S. Treasury Bills
All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available.
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
Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Fund adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Fund’s financial position or results of operations.
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

5. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum) of net assets. Effective September 27, 2006, each Series is charged up to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, for ongoing organization and offering expenses. Any organization and offering costs above 1% of net assets per year will be borne by Superfund Capital Management. Prior to this date, each Series was charged for initial and ongoing organization and offering expenses at a rate of one-twelfth of `1% of month end net assets (1% per annum). The Fund is charged monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated September 27, 2006, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund Asset Management, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
6. Financial highlights
Financial highlights for the period January 1 through March 31 are as follows:

	2007		2006
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(18.2)%	(25.6)%	7.6%	10.9%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(18.2)%	(25.6)%	7.6%	10.9%

Ratios to average net assets **
Operating expenses before incentive fees	9.8%	11.0%	10.5%	11.6%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	9.8%	11.0%	10.5%	11.6%

Net investment income (loss)	(4.6)%	(5.9)%	(6.4)%	(7.4)%

Net asset value per unit, beginning of period	$1,500.20	$1,821.99	$1,328.33	$1,521.61

Net investment loss	(15.76)	(23.73)	(21.33)	(30.97)
Net gain (loss) in investments	(257.44)	(441.89)	121.89	196.51

Net asset value per unit, end of period	$1,227.00	$1,356.37	$1,428.89	$1,687.15

*	Not annualized

**	Annualized
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
For Series A, gross unrealized gains and losses related to exchange traded futures were $1,878,895 and $1,514,177, respectively, and gross unrealized gains and losses related to non-exchange traded swaps and forwards were $1,841,866 and $218,401, respectively at March 31, 2007.
For Series B, gross unrealized gains and losses related to exchange traded futures were $1,240,237 and $996,247, respectively, and gross unrealized gains and losses related to non-exchange traded swaps and forwards were $1,197,696 and $150,339, respectively at March 31, 2007.
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
The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended March 31, 2007, subscriptions totaling $2,903,666 have been accepted and redemptions over the same period totaled $6,672,891.
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
RESULTS OF OPERATIONS
Three Months ended March 31, 2007
Series A:
Net results for the quarter ended March 31, 2007 were a loss of 18.21% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $13,105,573. This decrease consisted of interest income of $847,926, other income of $972, trading losses (including commissions) of $12,347,714, and total expenses of $1,605,785. Expenses included $299,988 in management fees, $162,155 in organization and offering expenses, $24,323 in operating expenses, $648,622 in selling commissions, $470,143 in brokerage commissions, and $1,526 in other expenses. At March 31, 2007 and December 31, 2006, the net asset value per Unit of Series A was $1,227.00 and 1,500.20, respectively.
Series B:

Net results for the quarter ended March 31, 2007 were a loss of 25.56% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $9,004,624. This decrease consisted of interest income of $400,869, other income of $1,969, trading losses (including commissions) of $8,539,065, and total expenses of $868,397. Expenses included $140,787 in management fees, $76,101 in organization and offering expenses, $11,415 in operating expenses, $304,405 in selling commissions, $334,750 in brokerage commissions, and $939 in other expenses. At March 31, 2007 and December 31, 2006, the net asset value per Unit of Series B was $1,356.37 and 1,821.99, respectively.
Fund results for 1st Quarter 2007:
In March, the Fund’s long positions in the Euro, New Zealand Dollar and Brazilian Real experienced major gains which exceeded the losses from short positions in other currency markets, resulting in an overall gain. Corn futures closed 14% lower in March as the high prices of the last six months appear to have offered sufficient incentive for increased plantings. Soybeans finished 3.3% lower in sympathy with these losses in the corn market. Wheat futures continued to trend lower, finishing with a 10.2% loss on timely spring rains in the plains. The Fund experienced losses from its long positions in this sector. Worldwide energy markets continued to trend higher in March, extending the rally that began in January. Short positions in this market sector resulted in a relatively large loss. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and didn’t have any major influence on this March’s overall negative performance.
In February, world stock market indices trended downward, triggered by a large correction in Chinese stocks and weakness in the U.S. sub-prime mortgage market. Long positions in this market sector resulted in a loss. At the end of February, bond futures markets rallied significantly, reaching two month highs in a flight to quality as global equity markets endured a substantial sell off. Short positions resulted in a loss for this sector. Euribor futures, Eurodollar futures and Sterling futures each rallied in February, resulting in a relatively large loss in this market sector’s short positions. Energy markets moved higher in February amid ongoing geopolitical developments in the Middle East, cold temperatures, and refinery disruptions in the U.S. Short positions resulted in a loss for this sector. Precious and base metals trended upward in February resulting in gains for the Fund’s long positions in this market sector. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and didn’t have any major influence on this February’s negative performance.
World stock indices moved steadily higher in January on the strength of various economic indicators, resulting in gains for the Fund’s long positions in this market sector. In January, American and European bond futures trended lower for the second consecutive month as employment and inflation figures pointed toward ongoing central bank vigilance. The Fund’s short positions in this sector produced positive results. Three month Eurodollar futures and three month Euribor futures continued their downward trends, resulting in a relatively large gain from short positions in this sector. World energy markets continued to trend lower early in January, but this trend reversed dramatically as natural gas finished sharply higher (+15.9%), crude oil rallied from a 17% deficit to finish 6.9% lower, and heating oil rallied to finish unchanged after trading over 12% lower early in the month. Short positions resulted in relatively large losses for this market sector and contributed significantly to the Fund’s overall loss for January. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a major influence on this January’s overall negative performance.
For the first quarter of 2007, the most profitable market sector for the Fund on an overall basis was agriculture, while the highest losses resulted from the Fund’s positions in currencies.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at March 31, 2007 and December 31, 2006.
CRITICAL ACCOUNTING POLICIES – VALUATION OF THE FUND’S POSITIONS
Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing U.S. Treasury Bills, accordingly, the cost of securities plus accreted discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency or swap contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures.
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Fund adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Fund’s financial position or results of operations.
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
INTRODUCTION
Past Results Not Necessarily Indicative of Future Performance.

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
THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2007. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2007, the capitalization of Series A was $58,503,129 and the capitalization of Series B was $24,354,303.
Series A as of March 31, 2007:

	Value at	% of Total
Sector	Risk	Capitalization
Stock Indices	$1,234,901	2.11%
Financial Futures	2,402,440	4.11
Currencies	7,340,969	12.55
Agricultural Products	759,080	1.30
Energy	1,097,500	1.88
Metals	255,376	0.43

Total	$13,090,266	22.38%
Series B as of March 31, 2007:

	Value	% of Total
Sector	at Risk	Capitalization
Stock Indices	$1,911,639	7.85%
Financial Futures	1,590,549	6.53
Currencies	4,812,440	19.76
Agricultural Products	499,965	2.05
Energy	723,000	2.97
Metals	165,618	0.68

Total	$9,703,211	39.84%
The following tables indicate average, highest and lowest amount of the trading Value at Risk associated with the Fund’s open positions by market category for the year ended December 31, 2006. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. During the year ended December 31, 2006, the average capitalization for Series A was $68,320,419 and the average capitalization for Series B was $37,800,868.
Series A as of December 31, 2006

	Average Value	% of Average	Highest	Lowest
Sector	at Risk	Capitalization	Value at Risk	Value at Risk
Stock Indices	$1,730,170	2.53%	$3,900,719	$381,150
Financial Futures	$2,138,142	3.13%	$3,287,013	$485,375
Currencies	$5,285,887	7.74%	$7,716,185	$3,057,659
Agricultural	$522,898	0.77%	$593,242	$447,350
Energy	$2,045,413	2.99%	$2,745,083	$1,499,620
Metals	$1,000,913	1.47%	$1,712,472	$0.00
Total	$12,723,423	18.63%

Series B as of December 31, 2006

			Highest
	Average	% of Average	Value at	Lowest Value at
Sector	Value at Risk	Capitalization	Risk	Risk
Stock Indices	$1,341,170	3.55%	$2,683,136	$286,650
Financial Futures	$1,592,488	4.21%	$2,317,193	$337,357
Currencies	$4,195,892	11.10%	$5,279,732	$2,328,732
Agricultural	$391,703	1.04%	$447,707	$330,020
Energy	$1,486,530	3.93%	$1,901,488	$1,263,195
Metals	$765,709	2.03%	$1,429,084	$0.00
Total	$9,773,492	25.86%
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
The following were the primary trading risk exposures of the Fund as of March 31, 2007 by market sector:

Currencies
The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of March 31, 2007, the exposure to these markets was the highest among all market groups.
Energy
The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by increased demand from the United States and other developed and developing countries as well as supply shortages due to extreme weather conditions. As of March 31, 2007, the exposure to these markets was relatively low in comparison to historic levels.
Stock Indices
Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of March 31, 2007 the exposure to these markets was low in comparison to historic levels.
Metals
The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of March 31, 2007, the exposure to these markets was the lowest amongst all market groups.
Agricultural Market
The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of March 31, 2007, the exposure to these markets was very similar to historic levels.
Interest Rates
Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of March 31, 2007 the exposure to these markets was low in comparison to historic levels.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
The following tables summarize the redemptions by investors during the three months ended March 31, 2007:
Series A:

Month	Units Redeemed	NAV per Units ($)
January 31, 2007	955.670	1,453.90
February 28, 2007	570.410	1,344.33
March 31, 2007	319.580	1,227.00

	3,414.360

Series B:

Month	Units Redeemed	NAV per Units ($)
January 31, 2007	1,008.170	1,753.27
February 28, 2007	576.310	1,552.78
March 31, 2007	1,089.180	1,356.37

	2,705.350

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2007.

QUADRIGA SUPERFUND, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

By: /s/ Nigel James

Nigel James President and Principal Executive Officer

By: /s/ Roman Gregorig

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