Form 10-Q
period 2007-06-30
QUADRIGA SUPERFUND
filed 2007-08-14
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 000-51634
QUADRIGA SUPERFUND, L.P.
(Exact name of registrant as specified in charter)

Delaware	98-0375395

(State)	(IRS Employer Identification No.)

Otway Building P.O. Box 1479 Grand Anse St. George’s, Grenada West Indies	N/A

(Address of Principal Executive Offices)	(Zip Code)
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

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Quadriga Superfund, L.P. – Series A are included in Item 1:

Financial Statements

Statements of Assets and Liabilities as of June 30, 2007 and December 31, 2006	3

Condensed Schedule of Investments as of June 30, 2007	4

Condensed Schedule of Investments as of December 31, 2006	6

Statements of Operations for the three months ended June 30, 2007 and June 30, 2006 and six months ended June 30, 2007 and June 30, 2006	7

Statements of Changes in Net Assets for the six months ended June 30, 2007 and June 30, 2006	8

Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006	9

The following financial statements of Quadriga Superfund, L.P. – Series B are included in Item 1:
Certification
Certification
Certification
Certification

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS

US Government securities, at fair value (amortized cost $53,175,052 and $57,832,344) as of June 30, 2007 and December 31, 2006 respectively	$53,175,052	$57,832,344

Due from brokers	5,221,665	9,952,214

Unrealized appreciation on open forward contracts	1,379,396	1,556,257

Futures contracts sold	5,744,875	5,962,156

Futures contracts purchased	1,488,149	693,920

Cash	353,788	555,433

Total assets	67,362,925	76,552,324

LIABILITIES

Unrealized depreciation on open forward contracts	424,493	977,472

Advance subscriptions	—	277,500

Redemptions payable	1,761,525	2,552,956

Fees payable	560,710	439,235

Total liabilities	2,746,728	4,247,163

NET ASSETS	$64,616,197	$72,305,161

Number of Units	44,575.044	48,197.014

Net asset value per Unit	$1,449.60	$1,500.20

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2007 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 30, 2007 (amortized cost $53,175,052), securities are held in margin accounts as collateral for open futures and forwards	$53,600,000	82.3%	$53,175,052

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.7	1,096,296
Metals		0.4	283,100

Total unrealized appreciation on forward contracts		2.1	1,379,396

Unrealized depreciation on forward contracts

Currencies		(0.6)	(384,330)

Metals		(0.1)	(40,163)

Total unrealized depreciation on forward contracts		(0.7)	(424,493)

Total forward contracts, at fair value		1.4	954,903

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.6	372,468
Financial		0.1	52,715
Food & Fiber		0.7	441,828
Indices		0.9	560,825
Metals		0.1	60,313

Total futures contracts purchased		2.4	1,488,149

Futures Contracts Sold
Currency		(0.2)	(135,331)
Energy		4.1	2,625,440
Financial		4.7	3,042,547
Food & Fiber		(0.3)	(190,254)
Indices		(0.0) *	(20,897)
Metals		0.7	423,370

Total futures contracts sold		9.0	5,744,875

Total futures contracts, at fair value		11.4%	$7,233,024

		Percentage
		of
	Face Value	Net Assets	Fair Value
Futures and forward contracts by country composition
European Monetary Union		2.5%	1,614,031
Japan		0.8	434,135
United States		5.6	3,627,609
Other		3.9	2,512,152

Total futures and forward contracts by country		12.8%	$8,187,927

*	Due to Rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due March 1, 2007 (amortized cost $57,832,344), securities are held in margin accounts as collateral for open futures and forwards	$58,300,000	80.0%	$57,832,344

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.4	961,041
Metals		0.8	595,216

Total unrealized appreciation on forward contracts		2.2	1,556,257

Unrealized depreciation on forward contracts
Currencies		(0.6)	(426,597)
Metals		(0.8)	(550,875)

Total unrealized depreciation on forward contracts		(1.4)	(977,472)

Total forward contracts, at fair value		0.8	578,785

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.1	35,962
Food & Fiber		(0.1)	(83,698)
Indices		1.2	887,282
Metals		(0.2)	(145,626)

Total futures contracts purchased		1.0	693,920

Futures Contracts Sold
Currency		0.2	164,000
Energy		4.6	3,333,225
Financial		3.4	2,464,931

Total futures contracts sold		8.2	5,962,156

Total futures contracts, at fair value		9.2%	$6,656,076

Futures and forward contracts by country composition
European Monetary Union		2.9%	$2,107,995
Japan		1.3	911,956
United States		4.2	3,012,867
Other		1.6	1,202,043

Total futures and forward contracts by country		10.0%	$7,234,861

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Investment income, interest	$735,223	$759,652	$1,580,521	$1,389,284

Expenses
Management fee	301,641	320,336	601,629	612,717
Organization and offering expenses	80,843	173,155	242,998	331,198
Operating expenses	24,457	25,973	48,781	49,680
Selling commissions	652,195	692,618	1,300,818	1,324,794
Brokerage commissions	373,240	529,543	843,384	1,022,970
Other	512	447	1,066	2,355

Total expenses	1,432,888	1,742,072	3,038,676	3,343,714

Net investment loss	(697,665)	(982,420)	(1,485,155)	(1,954,430)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	4,976,086	513,515	(2,124,949)	4,558,040
Net change in unrealized appreciation (depreciation) on futures and forward contracts	6,197,114	(1,827,837)	953,066	(383,624)

Net gain (loss) on investments	11,173,200	(1,314,322)	(1,171,883)	4,174,416

Net increase from payments by Affiliate	—	426,879	—	426,879

Net increase (decrease) in net assets from operations	$10,475,535	$(1,869,863)	$(2,630,038)	$2,646,865

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Six Months Ended June 30,
(Unaudited)

	2007	2006
Increase (decrease) in net assets from operations
Net investment loss	$(1,458,155)	$(1,954,430)
Net realized gain (loss) on futures and forward contracts	(2,124,949)	4,558,040
Net change in unrealized appreciation on futures and forward contracts	953,066	(383,624)
Net increase from payments by Affiliate	—	426,879

Net increase (decrease) in net assets from operations	(2,630,038)	2,646,865

Capital share transactions
Issuance of Units	2,619,227	11,684,167
Redemption of Units	(7,678,153)	(5,402,371)

Net increase (decrease) in net assets from capital share transactions	(5,058,926)	6,281,796

Net increase (decrease) in net assets	(7,688,964)	8,928,661

Net assets, beginning of period	72,305,161	59,422,048

Net assets, end of period	$64,616,197	$68,350,709

Units, beginning of period	48,197.014	44,734.441
Issuance of Units	1,937.050	8,237.643
Redemption of Units	(5,559.020)	(3,886.326)

Units, end of period	44,575.044	49,085.758

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2007	2006
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(2,630,038)	$2,646,865
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
US Government securities	4,657,292	(6,759,633)
Due from brokers	4,730,549	(2,114,737)
Unrealized appreciation on open forward contracts	176,861	2,032,652
Futures contracts purchased	(794,229)	1,967,542
Unrealized depreciation on open forward contracts	(552,979)	(738,227)
Unrealized depreciation on open swap contracts	—	(193,624)
Futures contracts sold	217,281	(2,684,719)
Receivable from Affiliate	—	(426,879)
Fees payable	121,475	41,518

Net cash provided by (used in) operating activities	5,926,212	(6,229,242)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,341,727	12,521,898
Redemptions, net of redemptions payable	(8,469,584)	(5,402,371)

Net cash provided by (used in) financing activities	(6,127,857)	7,119,527

Net increase (decrease) in cash	(201,645)	890,285

Cash, beginning of period	555,433	888,918

Cash, end of period	$353,788	$1,779,203

Supplemental disclosure of non-cash financing activities

2006 subscriptions received in 2005		$866,893

2007 subscriptions received in 2006	$277,500

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS

US Government securities, at fair value (amortized cost $23,744,555 and $28,172,293) as of June 30, 2007 and December 31, 2006 respectively	$23,744,555	$28,172,293

Due from brokers	1,683,222	4,806,227

Unrealized appreciation on open forward contracts	875,581	1,059,483

Other receivable	—	88,391

Futures contracts sold	3,638,542	4,114,331

Futures contracts purchased	955,581	470,087

Cash	211,302	468,093

Total assets	31,108,693	39,178,905

LIABILITIES

Unrealized depreciation on open forward contracts	268,806	670,242

Advance subscriptions	—	259,808

Redemptions payable	1,222,852	1,594,044

Fees payable	160,167	223,118

Total liabilities	1,651,825	2,747,212

NET ASSETS	$29,456,868	$36,431,693

Number of Units	17,176.023	19,995.520

Net asset value per Unit	$1,715.00	$1,821.99

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2007 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 30, 2007 (amortized cost $23,744,555), securities are held in margin accounts as collateral for open futures and forwards	$23,935,000	80.6%	$23,744,555

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		2.4	696,781
Metals		0.6	178,800

Total unrealized appreciation on forward contracts		3.0	875,581

Unrealized depreciation on forward contracts
Currencies		(0.8)	(245,731)
Metals		(0.1)	(23,075)

Total unrealized depreciation on forward contracts		(0.9)	(268,806)

Total forward contracts, at fair value		2.1	606,775

Futures contracts, at fair value
Futures contracts purchased
Currency		0.7	210,256
Financial		0.1	33,715
Food & Fiber		1.0	290,797
Indices		1.3	384,990
Metals		0.1	35,823

Total futures contracts purchased		3.2	955,581

Futures contracts sold
Currency		(0.3)	(86,906)
Energy		5.6	1,658,580
Financial		6.5	1,927,668
Food & Fiber		(0.5)	(141,329)
Indices		(0.0) *	(13,281)
Metals		1.0	293,720

Total futures contracts sold		12.3	3,638,452

Total futures contracts, at fair value		15.5%	$4,594,033

		Percentage of
	Face Value	Net Assets	Fair Value
Futures and forward contracts by country composition
European Monetary Union		3.8%	$1,126,734
Japan		0.4	130,886
United States		7.9	2,320,103
Other		5.5	1,623,085

Total futures and forward contracts by country		17.6%	$5,200,808

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due March 1, 2007 (amortized cost $28,172,293), securities are held in margin accounts as collateral for open futures and forwards	$28,400,000	77.3%	$28,172,293

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.8	659,480
Metals		1.1	400,003

Total unrealized appreciation on forward contracts		2.9	1,059,483

Unrealized depreciation on forward contracts
Currencies		(0.8)	(294,123)
Metals		(1.0)	(376,119)

Total unrealized depreciation on forward contracts		(1.8)	(670,242)

Total forward contracts, at fair value		1.1	389,241

Futures contracts, at fair value
Futures contracts purchased
Currency		0.1	24,736
Food & Fiber		(0.2)	(57,797)
Indices		1.7	603,694
Metals		(0.3)	(100,546)

Total futures contracts purchased		1.3	470,087

Futures contracts sold
Currency		0.3	112,837
Energy		6.3	2,302,839
Financial		4.7	1,698,655

Total futures contracts sold		11.3	4,114,331

Total futures contracts, at fair value		12.6%	$4,584,418

Futures and forward contracts by country composition
European Monetary Union		4.0%	$1,452,747
Japan		1.7	624,242
United States		5.7	2,075,380
Other		2.3	821,290

Total futures and forward contracts by country		13.7%	$4,973,659

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Investment Income, interest	$322,594	$430,037	$725,511	$842,067

Expenses
Management fee	136,197	181,475	276,984	368,739
Organization and offering expenses	36,144	98,095	112,24	199,318
Operating expenses	11,043	14,714	22,458	29,898
Selling commissions	294,478	392,379	598,884	797,273
Brokerage commissions	237,099	411,457	571,848	847,616
Other	598	636	1,616	2,428

Total expenses	715,559	1,098,756	1,584,035	2,245,272

Net investment loss	(392,965)	(668,719)	(858,524)	(1,403,205)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	3,060,949	945,797	(1,802,959)	5,109,070
Net change in unrealized appreciation (depreciation) on futures and forward contracts	3,902,938	(1,814,268)	227,781	(1,182,420)

Net gain (loss) on investments	6,963,887	(868,471)	(1,575,178)	3,926,650

Net increase from payments by Affiliate	—	584,801	—	584,801

Net increase (decrease) in net assets from operations	$6,570,922	$(952,389)	$(2,433,702)	$3,108,246

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Six Months Ended June 30,
(Unaudited)

	2007	2006
Increase (decrease) in net assets from operations

Net investment loss	(858,524)	(1,403,205)

Net realized gain (loss) on futures and forward contracts	(1,802,959)	5,109,070
Net increase from payments by Affiliate	—	584,801
Net change in unrealized appreciation (depreciation) on futures and forward contracts	227,781	(1,182,420)

Net increase (decrease) in net assets from operations	(2,433,702)	3,108,246

Capital share transactions
Issuance of Units	2,812,105	1,857,884
Redemption of Units	(7,353,228)	(7,248,453)

Net decrease in net assets from capital share transactions	(4,541,123)	(5,390,569)

Net decrease in net assets	(6,974,825)	(2,282,323)

Net assets, beginning of period	36,431,693	39,783,829

Net assets, end of period	$29,456,868	$37,501,506

Units, beginning of period	19,995.520	26,145.940
Issuance of Units	1,857.294	1,094.465
Redemption of Units	(4,676.791)	(4,409.176)

Units, end of period	17,176.023	22,831.229

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2007	2006
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(2,433,702)	$3,108,246
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
US Government securities	4,427,738	3,296,948
Due from brokers	3,123,005	(1,336,017)
Other receivable	88,391	—
Unrealized appreciation on open forward contracts	183,902	2,115,550
Futures contracts purchased	(485,494)	1,860,396
Unrealized depreciation on open forward contracts	(401,436)	(772,271)
Unrealized depreciation on open swap contracts	—	(11,333)
Due to brokers	—	(264,413)
Futures contracts sold	475,879	(2,009,921)
Payments by Affiliate	—	(584,801)
Fees payable	(62,951)	(16,823)

Net cash provided by operating activities	4,915,332	5,385,561

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,552,297	2,241,604
Redemptions, net of redemptions payable	(7,724,420)	(7,248,453)

Net cash used in financing activities	(5,172,123)	(5,006,849)

Net increase (decrease) in cash	(256,791)	378,712

Cash, beginning of period	468,093	269,034

Cash, end of period	$211,302	647,746

Supplemental disclosure of noncash financing activities:
2006 contributions received in 2005		$165,780

2007 contributions received in 2006	$259,808

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
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

5. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum) of net assets. Effective September 27, 2006, each Series is charged up to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, for ongoing organization and offering expenses. Any organization and offering costs above 1% of net assets per year will be borne by Superfund Capital Management. Prior to this date, each Series was charged for initial and ongoing organization and offering expenses at a rate of one-twelfth of 1% of month end net assets (1% per annum). The Fund is charged monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated September 27, 2006, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund Asset Management, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
6. Financial highlights
Financial highlights for the period January 1 through June 30 are as follows:

	2007		2006
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(3.4)%	(5.9)%	4.2%	6.3%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(3.4)%	(5.9)%	4.2%	6.3%

Ratios to average net assets **
Operating expenses before incentive fees	9.3%	10.4%	10.2%	11.4%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	9.3%	10.4%	10.2%	11.4%

Net investment loss	(4.6)%	(5.6)%	(6.0)%	(7.1)%

Net asset value per unit, beginning of period	$1,500.20	$1,821.99	$1,328.33	$1,521.61

Net investment loss	(31.15)	(44.99)	(43.31)	(58.30)
Net gain (loss) in investments	(19.45)	(62.00)	97.22	154.94
Net increase from payments by affiliate	0.00	0.00	9.24	24.29

Net asset value per unit, end of period	$1,449.60	$1,715.00	$1,392.48	$1,642.55

*	Not annualized

**	Annualized

Financial highlights for the period April 1 through June 30 are as follows:

	2007		2006
	Series A	Series B	Series A	Series B
Total return before incentive fees*	18.1%	26.4%	(2.5)%	(2.6)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	18.1%	26.4%	(2.5)%	(2.6)%

Ratios to average net assets **
Operating expenses before incentive fees	9.1%	10.1%	10.3%	11.2%
Incentive fees	0.00	0.00	0.00	0.00

Total expenses	9.1%	10.1%	10.3%	11.2%

Net investment gain (loss)	(4.4)%	(5.5)%	(5.8)%	(6.8)%

Net asset value per unit, beginning of period	$1,227.00	$1,356.37	$1,428.89	$1,687.15

Net investment loss	(14.73)	(21.20)	(20.68)	(28.84)
Net gain (loss) in investments	237.33	379.83	(24.72)	(40.98)
Net increase from payments by affiliate	0.00	0.00	8.98	25.22

Net asset value per unit, end of period	$1,449.60	$1,715.00	$1,392.48	$1,642.55

*	Not annualized

**	Annualized
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
For Series A, gross unrealized gains and losses related to exchange traded futures were $1,979,039 and $1,025,973, respectively, and gross unrealized gains and losses related to non-exchange traded swaps and forwards were $0 and $10,453, respectively at June 30, 2007.
For Series B, gross unrealized gains and losses related to exchange traded futures were $962,985 and $735,204, respectively, and gross unrealized gains and losses related to non-exchange traded swaps and forwards were $0 and $7,155, respectively at June 30, 2007.
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
The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended June 30, 2007, subscriptions totaling $2,527,666 have been accepted and redemptions over the same period totaled $8,358,490.
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
RESULTS OF OPERATIONS
Three Months ended June 30, 2007
Series A:
Net results for the quarter ended June 30, 2007 were a profit of 18.14% in net asset value compared to the preceding quarter. In this period, Series A experienced a net increase in net assets from operations of $10,475,535. This increase consisted of interest income of $735,223, trading gains of $11,173,200, and total expenses of $1,432,888. Expenses included $301,641 in management fees, $80,843 in organization and offering expenses, $24,457 in operating expenses, $652,195 in selling commissions, $373,240 in brokerage commissions, and $512 in other expenses. At June 30, 2007 and March 31, 2007, the net asset value per Unit of Series A was $1,449.60 and $1,227.00, respectively.
Series B:
Net results for the quarter ended June 30, 2007 were a profit of 26.44% in net asset value compared to the preceding quarter. In this period, Series B experienced a net increase in net assets from operations of $6,570,922. This increase consisted of interest income of $322,594, trading gains of $6,963,887, and total expenses of $715,559. Expenses included $136,197 in management fees, $36,144 in organization and offering expenses, $11,043 in operating expenses, $294,478 in selling commissions, $237,099 in brokerage commissions, and $598 in other expenses. At June 30, 2007 and March 31, 2007, the net asset value per Unit of Series B was $1,715.00 and $1,356.37, respectively.
Fund results for 2nd Quarter 2007:
In June, many Asian equity markets surged to new highs, while Japanese stocks finished modestly higher. Stocks in Europe finished mixed to lower as concerns over rising interest rates and currencies limited investor demand for equities. Long positions led to a relatively large loss in stock indices. World bond markets moved sharply lower in early month action as sentiment rose that central banks would continue to be aggressive in fighting inflation. A relatively large gain resulted from short positions in this sector. Three month Eurodollar futures continued their downward trend in early June as strong economic data pushed rates to their lowest level in nearly a year. Indices sold off as investors moved to treasuries in a flight to quality. In England, three month Sterling futures continued moving lower as falling unemployment and strong consumer confidence continued to spur economic growth. This led the Fund’s short positions in this sector to an overall gain. The New Zealand Dollar moved to 22 year highs and the Australian Dollar rose to 18 year highs. The Yen continued to decline against the Euro and U.S. Dollar. A mixture of long positions in New Zealand Dollar and Australian Dollar and short positions in markets such as the Yen resulted in a gain in this market sector. Energy markets were mixed in June as crude oil futures finished 8.3% higher at just over $70 per barrel, while natural gas futures finished sharply lower. Short positions, mainly from natural gas, resulted in an overall gain for this sector. Gold futures moved 2.3% lower in June while silver futures declined 8.3%. Declining prices led long positions to a loss for this sector. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have any major influence on June’s positive performance.
Global equities continued their advance in May with solid gains across all regions. Relatively large gains resulted from long positions in stock indices. World bond markets moved lower again in May as strong economic data foreshadowed the need for more interest rate hikes. Short positions resulted in a gain for this market sector. Short term interest rate futures continued to trend lower in May on the strength of world economic data. Relatively large gains resulted from short positions in this market sector. Precious metals finished lower in May as world equity markets continued to attract investment dollars away from gold and silver. This led our long positions to an overall loss for this sector. London coffee futures rose to their highest level of the year and New York coffee bounced off early month lows in a counter trend reaction to post a gain. Meanwhile, London sugar gained on signs that exports from Brazil may decline. Short positions resulted in a loss for this market sector. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have any major influence on this May’s overall positive performance.
World stock indices rallied steadily throughout April as the global equities uptrend reasserted itself. Long positions in this market sector produced gains for the Fund. The U.S. Dollar sustained heavy losses against most currencies in April as prospects for interest rate hikes throughout the world increased relative to U.S. monetary policy. Relatively large gains resulted from positions in this market sector. Other market sectors, relative to the currency sector, did not reveal significant trends and did not have a major influence on this month’s overall positive performance.
For the second quarter of 2007, the most profitable market sector for the Fund on an overall basis was the currencies sector, while the greatest losses resulted from the Fund’s positions in the metals markets.
Three Months ended March 31, 2007
Series A:
Net results for the quarter ended March 31, 2007 were a loss of 18.21% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $13,105,573. This decrease consisted of interest income of $847,926, other income of $972, trading losses of $12,347,714, and total expenses of $1,605,785. Expenses included $299,988 in management fees, $162,155 in organization and offering expenses, $24,323 in operating expenses, $648,622 in selling commissions, $470,143 in brokerage commissions, and $1,526 in other expenses. At March 31, 2007 and December 31, 2006, the net asset value per Unit of Series A was $1,227.00 and 1,500.20, respectively.
Series B:
Net results for the quarter ended March 31, 2007 were a loss of 25.56% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $9,004,624. This decrease consisted of interest income of $400,869, other income of $1,969, trading losses of $8,539,065, and total expenses of $868,397. Expenses included $140,787 in management fees, $76,101 in organization and offering expenses, $11,415 in operating expenses, $304,405 in selling commissions, $334,750 in brokerage commissions, and $939 in other expenses. At March 31, 2007 and December 31, 2006, the net asset value per Unit of Series B was $1,356.37 and 1,821.99, respectively.
Fund results for 1st Quarter 2007:
In March, the Fund’s long positions in the Euro, New Zealand Dollar and Brazilian Real experienced major gains which exceeded the losses from short positions in other currency markets, resulting in an overall gain. Corn futures closed 14% lower in March as the high prices of the last six months appear to have offered sufficient incentive for increased plantings. Soybeans finished 3.3% lower in sympathy with these losses in the corn market. Wheat futures continued to trend lower, finishing with a 10.2% loss on timely spring rains in the plains. The Fund experienced losses from its long positions in this sector. Worldwide energy markets continued to trend higher in March, extending the rally that began in January. Short positions in this market sector resulted in a relatively large loss. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have any major influence on this March’s overall negative performance.
In February, world stock market indices trended downward, triggered by a large correction in Chinese stocks and weakness in the U.S. sub-prime mortgage market. Long positions in this market sector resulted in a loss. At the end of February, bond futures markets rallied significantly, reaching two month highs in a flight to quality as global equity markets endured a substantial sell off. Short positions resulted in a loss for this sector. Euribor futures, Eurodollar futures and Sterling futures each rallied in February, resulting in a relatively large loss in this market sector’s short positions. Energy markets moved higher in February amid ongoing geopolitical developments in the Middle East, cold temperatures, and refinery disruptions in the U.S. Short positions resulted in a loss for this sector. Precious and base metals trended upward in February resulting in gains for the Fund’s long positions in this market sector. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have any major influence on this February’s negative performance.
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
Three Months ended June 30, 2006
Series A:
Net results for the quarter ended June 30, 2006 were a loss of 2.55% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $1,869,863. This decrease consisted of interest income of $759,652, trading losses of $1,314,322, net increase from payment by affiliates of $426,879 and total expenses of $1,742,072. Expenses included $320,336 in management fees, $173,155 in organization and offering expenses, $25,973 in operating expenses, $692,618 in selling commissions, $529,543 in brokerage commissions, and $447 in other expenses. At June 30, 2006 and March 31, 2006, the net asset value per Unit of Series A was $1,392.48 and $1,428.89, respectively.
Series B:
Net results for the quarter ended June 30, 2006 were a loss of 2.64% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $952,389. This decrease consisted of interest income of $430,037, trading losses of $868,471, net increase from payment by affiliates of $584,801 and total expenses of $1,098,756. Expenses included $181,475 in management fees, $98,095 in organization and offering expenses, $14,714 in operating expenses, $392,379 in selling commissions, $411,457 in brokerage commissions, and $636 in other expenses. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B’s leverage of approximately 1.5 times Series A. At June 30, 2006 and March 31, 2006, the net asset value per Unit of Series B was $1,642.55 and $1,687.15, respectively.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open future and forward currency contracts at December 31, 2006 and June 30, 2007.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Fund’s financial statements has not been determined
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
The following tables indicate average, highest and lowest amount of trading Value at Risk associated with the Fund’s open positions by market category for the six months ended June 30, 2007 and for the year ended December 31, 2006. During the six months ended June 30, 2007, the average capitalization for Series A was $62,636,489 and the average capitalization for Series B was $28,855,682.
Series A as of June 30, 2007

	Average Value at	% of Average	Highest Value	Lowest
Sector	Risk	Capitalization	at Risk	Value at Risk
Stock Indices	$2,305,748	3.68%	$3,376,594	$1,234,901
Financial Futures	$2,713,509	4.33%	$3,024,578	$2,402,440
Currencies	$6,886,646	10.99%	$7,340,969	$6,432,323
Agricultural	$661,271	1.06%	$759,080	$563,461
Energy	$1,241,250	1.98%	$1,385,000	$1,097,500
Metals	$709,315	1.13%	$1,163,253	$255,376

Total	$14,517,739	23.17%
Series B as of June 30, 2007

	Average Value at	% of Average	Highest Value at	Lowest
Sector	Risk	Capitalization	Risk	Value at Risk
Stock Indices	$2,031,8166	7.19%	$2,151,993	$1,911,639
Financial Futures	$1,763,160	6.24%	$1,935,771	$1,590,549
Currencies	$4,533,531	16.04%	$4,812,440	$4,254,621
Agricultural	$429,513	1.52%	$499,965	$359,061
Energy	$799,250	2.83%	$875,500	$723,000
Metals	$453,510	1.61%	$741,401	$165,618

Total	$10,010,780	35.43%
The average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the six months ended June 30, 2007. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters during the six months ended June 30, 2007.
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
Series A as of December 31, 2006

	Average Value at	% of Average	Highest Value	Lowest Value
Sector	Risk	Capitalization	at Risk	at Risk
Stock Indices	$1,730,170	2.53%	$3,900,719	$381,150
Financial Futures	$2,138,142	3.13%	$3,287,013	$485,375
Currencies	$5,285,887	7.74%	$7,716,185	$3,057,659
Agricultural	$522,898	0.77%	$593,242	$447,350
Energy	$2,045,413	2.99%	$2,745,083	$1,499,620
Metals	$1,000,913	1.47%	$1,712,472	$0.00

Total	$12,723,423	18.63%

Series B as of December 31, 2006

	Average Value	% of Average	Highest Value	Lowest Value
Sector	at Risk	Capitalization	at Risk	at Risk
Stock Indices	$1,341,170	3.55%	$2,683,136	$286,650
Financial Futures	$1,592,488	4.21%	$2,317,193	$337,357
Currencies	$4,195,892	11.10%	$5,279,732	$2,328,732
Agricultural	$391,703	1.04%	$447,707	$330,020
Energy	$1,486,530	3.93%	$1,901,488	$1,263,195
Metals	$765,709	2.03%	$1,429,084	$0.00

Total	$9,773,492	25.86%
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
The following were the primary trading risk exposures of the Fund as of June 30, 2007 by market sector.

Currencies
The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of June 30, 2007 the exposure to these markets was highest among all market groups.
Energy
The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by increased demand from the United States and other developed and developing countries as well as supply shortages due to extreme weather conditions. As of June 30, 2007, the exposure to these markets was relatively high in comparison to historic levels.
Stock Indices
Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of June 30, 2007, the exposure to these markets was relatively high in comparison to historic levels.
Metals
The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of June 30, 2007 the exposure to these markets was significantly high in comparison to historic levels.
Interest Rates
Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of June 30, 2007 the exposure to these markets was relatively higher in comparison to historic levels.
Agricultural Market
The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of June 30, 2007 the exposure to these markets was lowest among all market groups.
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
The following tables summarize the redemptions by investors during the three months ended June 30, 2007:
Series A:

Month	Units Redeemed	NAV per Units ($)
April 30, 2007	663.105	1,325.05
May 31, 2007	1,835.071	1,356.77
June 30, 2007	1,215.176	1,449.60

	3,713.352

Series B:

Month	Units Redeemed	NAV per Units ($)
April 30, 2007	495.659	1,510.78
May 31, 2007	844.196	1,562.30
June 30, 2007	710.093	1,715.00

	2,049.948

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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2007.

QUADRIGA SUPERFUND, L.P.
(Registrant)

By:	Superfund Capital Management, Inc.
General Partner

By:	/s/Nigel James

Nigel James
President and Principal Executive Officer

By:	/s/Roman Gregorig

Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1