Form 10-Q
period 2007-09-30
QUADRIGA SUPERFUND
filed 2007-11-14
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Quadriga Superfund, L.P. — Series A are included in Item 1:

Page
Financial Statements (unaudited)
Statements of Assets and Liabilities as of September 30, 2007 and December 31, 2006	3

Condensed Schedule of Investments as of September 30, 2007	4

Condensed Schedule of Investments as of December 31, 2006	6

Statements of Operations for the three months ended September 30, 2007 and September 30, 2006 and for nine months ended September 30, 2007 and September 30, 2006	7

Statements of Changes in Net Assets for the nine months ended September 30, 2007 and September 30, 2006	8

Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006	9
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 1350 Certification of Principal Executive Officer
Section 1350 Certification of Principal Financial Officer
The following unaudited financial statements of Quadriga Superfund, L.P. — Series B are included in Item 1:

Page
Financial Statements (unaudited)

Statements of Assets and Liabilities as of September 30, 2007 and December 31, 2006	10

Condensed Schedule of Investments as of September 30, 2007	11

Condensed Schedule of Investments as of December 31, 2006	13

Statements of Operations for the three months ended September 30, 2007 and September 30, 2006 and for nine months ended September 30, 2007 and September 30, 2006	14

Statements of Changes in Net Assets for the nine months ended September 30, 2007 and September 30, 2006	15

Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006	16

Notes to Series A and Series B Unaudited Financial Statements Dated September 30, 2007	17-21

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS

US Government securities, at fair value (amortized cost $48,784,964 and $57,832,344 as of September 30, 2007 and December 31, 2006 respectively)	$48,784,964	$57,832,344

Due from brokers	5,104,859	9,952,214

Unrealized appreciation on open forward contracts	2,193,941	1,556,257

Futures contracts sold	715,522	5,962,156

Futures contracts purchased	3,719,978	693,920

Cash	—	555,433

Total assets	60,519,264	76,552,324

LIABILITIES

Unrealized depreciation on open forward contracts	182,630	977,472

Cash overdraft	979	—

Advance subscriptions	—	277,500

Redemptions payable	1,549,000	2,552,956

Fees payable	312,979	439,235

Total liabilities	2,045,588	4,247,163

NET ASSETS	$58,473,676	$72,305,161

Number of Units	42,374.307	48,197.014

Net asset value per Unit	$1,379.93	$1,500.20

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2007 (Unaudited)

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 29, 2007 (amortized cost $48,784,964), securities are held in margin accounts as collateral for open futures and forwards	$49,150,000	83.4%	$48,784,964

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		3.8	2,193,941

Total unrealized appreciation on forward contracts		3.8	2,193,941

Unrealized depreciation on forward contracts
Currencies		(0.3)	(182,630)

Total unrealized depreciation on forward contracts		(0.3)	(182,630)

Total forward contracts, at fair value		3.5	2,011,311

Futures contracts, at fair value
Futures Contracts Purchased
Currency		1.4	838,246
Energy		0.4	254,740
Financial		0.1	61,309
Food & Fiber		2.8	1,655,725
Indices		0.8	479,334
Livestock		(0.0)*	(9,570)
Metals		0.8	440,194

Total futures contracts purchased		6.3	3,719,978

Futures Contracts Sold
Currency		(0.0)*	(12,188)
Energy		0.7	420,050
Financial		0.1	73,266
Food & Fiber		(0.1)	(68,582)
Indices		0.3	137,520
Metals		0.3	165,456

Total futures contracts sold		1.3	715,522

Total futures contracts, at fair value		7.6	4,435,500

Futures and forward contracts by country composition
European Monetary Union		1.8	1,042,773
Japan		(0.1)	(58,408)
United States		5.6	3,258,792
Other		3.8	2,203,654

Total futures and forward contracts by country		11.1%	$6,446,811

*	Due to rounding
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

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Investment income, interest	$706,474	$773,994	$2,286,995	$2,163,278

Expenses
Management fee	276,028	297,121	877,656	909,838
Organization and offering expenses	37,301	160,606	280,299	491,804
Operating expenses	22,381	24,090	71,161	73,770
Selling Commissions	596,817	642,423	1,897,636	1,967,217
Brokerage commissions	411,958	394,287	1,255,342	1,417,258
Other	1,452	410	2,519	2,765

Total expenses	1,345,937	1,518,937	4,384,613	4,862,652

Net investment loss	(639,463)	(744,943)	(2,097,618)	(2,699,374)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	(742,660)	(5,313,106)	(2,857,156)	(755,066)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,799,851)	1,100,793	(857,238)	717,169

Net loss on investments	(2,542,511)	(4,212,313)	(3,714,394)	(37,897)

Net increase from payments by affiliate	—	—	—	426,879

Net decrease in net assets from operations	$(3,181,974)	$(4,957,256)	$(5,812,012)	$(2,310,392)

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30,
(Unaudited)

	2007	2006
Decrease in net assets from operations
Net investment loss	$(2,097,618)	$(2,699,374)
Net realized loss on futures and forward contracts	(2,857,156)	(755,066)
Net increase from payments by Affiliate	—	426,879
Net change in unrealized appreciation on futures and forward contracts	(857,238)	717,169

Net decrease in net assets from operations	(5,812,012)	(2,310,392)

Capital share transactions
Issuance of Units	3,064,060	15,301,941
Redemption of Units	(11,083,533)	(7,144,821)

Net increase (decrease) in net assets from capital share transactions	(8,019,473)	8,157,120

Net increase (decrease) in net assets	(13,831,485)	5,846,728

Net assets, beginning of period	72,305,161	59,422,048

Net assets, end of period	$58,473,676	$65,268,776

Units, beginning of period	48,197.014	44,734.441
Issuance of Units	2,251.510	10,999.834
Redemption of Units	(8,074.217)	(5,263.480)

Units, end of period	42,374.307	50,470.795

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited)

	2007	2006
Cash flows from operating activities
Net decrease in net assets from operations	$(5,812,012)	$(2,310,392)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
US Government securities	9,047,380	(1,687,052)
Due from brokers	4,847,355	(3,253,893)
Unrealized appreciation on open forward contracts	(637,684)	2,028,927
Futures contracts purchased	(3,026,058)	1,004,298
Unrealized depreciation on open forward contracts	(794,842)	127,090
Unrealized depreciation on open swap contracts	—	(193,624)
Futures contracts sold	5,246,634	(3,683,860)
Fees payable	(126,256)	25,940

Net cash provided by (used in) operating activities	8,744,517	(7,942,566)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,786,560	15,116,169
Redemptions, net of redemptions payable	(12,087,489)	(7,144,821)
Cash overdraft	979	—

Net cash provided by (used in) financing activities	(9,299,950)	7,971,348

Net increase (decrease) in cash	(555,433)	28,782

Cash, beginning of period	555,433	888,918

Cash, end of period	$—	$917,700

Supplemental disclosure of non-cash financing activities
2006 subscriptions received in 2005		$866,893

2007 subscriptions received in 2006	$277,500

Redemptions payable	$1,549,000

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS

US Government securities, at fair value (amortized cost $21,725,094 and $28,172,293 as of September 30, 2007 and December 31, 2006 respectively)	$21,725,094	$28,172,293

Due from brokers	1,765,849	4,806,227

Unrealized appreciation on open forward contracts	1,423,550	1,059,483

Other receivable	—	88,391

Futures contracts purchased	2,525,882	470,087

Futures contracts sold	429,515	4,114,331

Cash	61,730	468,093

Total assets	27,931,620	39,178,905

LIABILITIES

Unrealized depreciation on open forward contracts	114,623	670,242

Advance subscriptions	—	259,808

Redemptions payable	1,939,188	1,594,044

Fees payable	140,045	223,118

Total liabilities	2,193,856	2,747,212

NET ASSETS	$25,737,764	$36,431,693

Number of Units	16,175.521	19,995.520

Net asset value per Unit	$1,591.16	$1,821.99

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2007 (Unaudited)

		Percentage of	Market or
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 29, 2007 (amortized cost $21,725,094), securities are held in margin accounts as collateral for open futures and forwards	$21,885,000	84.4%	$21,725,094

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		5.5	1,423,550

Total unrealized appreciation on forward contracts		5.5	1,423,550

Unrealized depreciation on forward contracts
Currencies		(0.4)	(114,623)

Total unrealized depreciation on forward contracts		(0.4)	(114,623)

Total forward contracts, at fair value		5.1	1,308,927

Futures contracts, at fair value
Futures contracts purchased
Currency		2.2	560,149
Energy		0.7	173,462
Financial		0.1	41,653
Food & Fiber		4.3	1,098,355
Indices		1.2	312,159
Livestock		0.0 *	(6,100)
Metals		1.3	346,204

Total futures contracts purchased		9.8	2,525,882

Futures contracts sold
Currency		0.3	85,465
Energy		1.1	274,679
Financial		0.2	47,971
Food & Fiber		(0.1)	(41,228)
Metals		0.2	62,628

Total futures contracts sold		1.7	429,515

Total futures contracts, at fair value		11.5	2,955,397

Futures and forward contracts by country composition
European Community		2.7	686,745
Japan		(0.2)	(39,943)
United States		8.4	2,158,306
Other		5.7	1,459,216

Total futures and forward contracts by country		16.6%	$4,264,324

*	Due to rounding
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

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Investment income, interest	$313,795	$398,744	$1,036,910	$1,240,811

Expenses
Management fee	124,678	151,938	401,661	520,676
Organization and offering expenses	16,848	82,128	129,094	281,446
Operating expenses	10,109	12,318	32,567	42,216
Selling commissions	269,574	328,513	868,456	1,125,786
Brokerage commissions	280,526	281,060	852,375	1,128,676
Other	1,350	418	571	2,844

Total expenses	703,085	856,375	2,284,724	3,101,644

Net investment loss	(389,290)	(457,631)	(1,247,814)	(1,860,833)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(832,765)	(3,707,597)	(2,628,569)	1,401,473

Net change in unrealized appreciation (depreciation) on futures and forward contracts	(973,808)	450,195	(753,182)	(732,225)

Net gain (loss) on investments	(1,806,573)	(3,257,402)	(3,381,751)	669,248

Net increase from payments by affiliate	—	—	—	584,801

Net decrease in net assets from operations	$(2,195,863)	$(3,715,033)	$(4,629,565)	$(606,784)

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30,
(Unaudited)

	2007	2006
Decrease in net assets from operations
Net investment loss	$(1,247,814)	$(1,860,833)
Net realized gain (loss) on futures and forward contracts	(2,628,569)	1,401,473
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(753,182)	(732,225)
Net increase from payments by Affiliate	—	584,801

Net decrease in net assets from operations	(4,629,565)	(606,784)

Capital share transactions
Issuance of Units	4,345,222	2,888,954
Redemption of Units	(10,409,586)	(8,874,327)

Net decrease in net assets from capital share transactions	(6,064,364)	(5,985,373)

Net decrease in net assets	(10,693,929)	(6,592,157)

Net assets, beginning of period	36,431,693	39,783,829

Net assets, end of period	$25,737,764	$33,191,672

Units, beginning of period	19,995.520	26,145.940
Issuance of Units	2,820.373	1,774.761
Redemption of Units	(6,640.373)	(5,519.674)

Units, end of period	16,175.521	22,401.027

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited)

	2007	2006
Cash flows from operating activities
Net decrease in net assets from operations	$(4,629,565)	$(606,784)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
US Government securities	6,447,199	8,585,791
Due from brokers	3,040,378	(2,549,345)
Other receivable	88,391	—
Unrealized appreciation on open forward contracts	(364,067)	2,181,855
Futures contracts purchased	(2,055,795)	1,213,619
Unrealized depreciation on open forward contracts	(555,619)	(199,194)
Unrealized depreciation on open swap contracts	—	(11,333)
Futures contracts sold	3,684,816	(2,452,722)
Fees payable	(83,073)	(38,681)

Net cash provided by operating activities	5,572,665	6,123,206

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	4,085,414	2,828,200
Redemptions, net of redemptions payable	(10,064,442)	(8,874,327)

Net cash used in financing activities	(5,979,028)	(6,046,127)

Net increase (decrease) in cash	(406,363)	77,079

Cash, beginning of period	468,093	269,034

Cash, end of period	$61,730	346,113

Supplemental disclosure of noncash financing activities:
2006 contributions received in 2005		$165,780

2007 contributions received in 2006	$259,808

Redemptions payable	$1,939,188

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Superfund Capital Management to make estimates and assumptions that affect the assets, liabilities, income and expenses, as well as the other disclosures in the financial statements. Actual results could differ from those estimates.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Fund will adopt SFAS No. 157 effective January 1, 2008. The Fund believes that the adoption of SFAS No. 157 effective January 1, 2008 will not have a material impact on the Fund’s financial position or results of operations.
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
5. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum) of net assets, ongoing offering expenses equal to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated June 29, 2007, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund Asset Management, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.
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
6. Financial highlights
     Financial highlights for the period January 1 through September 30 are as follows:

	2007		2006
	Series A	Series B	Series A	Series B

Total return before incentive fees*	(8.0)%	(12.7)%	(2.6)%	(2.6)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(8.0)%	(12.7)%	(2.6)%	(2.6)%

Ratios to average partners’ capital **
Operating expenses before incentive fees	9.1%	10.3%	10.1%	11.0%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	9.1%	10.3%	10.1%	11.0%

Net investment loss	(4.4)%	(5.6)%	(5.6)%	(6.6)%

Net asset value per unit, beginning of period	$1,500.20	$1,821.99	$1,328.33	$1,521.61

Net investment loss	(44.84)	(66.77)	(56.85)	(78.63)
Net gain (loss) in investments	(75.43)	(164.06)	13.26	12.61
Net increase from payments by affiliate	0.00	0.00	8.46	26.11

Net asset value per unit, end of period	$1,379.93	$1,591.16	$1,293.20	$1,481.70

*	Not annualized

**	Annualized
     Financial highlights for the period July 1 through September 30 are as follows:

	2007		2006
	Series A	Series B	Series A	Series B

Total return before incentive fees*	(4.8)%	(7.2)%	(7.1)%	(9.8)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(4.8)%	(7.2)%	(7.1)%	(9.8)%

Ratios to average partners’ capital **
Operating expenses before incentive fees	8.7%	10.0%	9.3%	10.0%
Incentive fees	0.0%	0.0%	0.0%	0.0%

	2007		2006
	Series A	Series B	Series A	Series B

Total expenses	8.7%	10.0%	9.3%	10.0%

Net investment loss	(4.2)%	(5.6)%	(4.5)%	(5.4)%

Net asset value per unit, beginning of period	$1,449.60	$1,715.00	$1,392.48	$1,642.55
Net investment loss	(14.36)	(22.14)	(14.86)	(20.11)
Net loss on investments	(55.31)	(101.70)	(84.42)	(140.74)

Net asset value per unit, end of period	$1,379.93	$1,591.16	$1,293.20	$1,481.70

*	Not annualized

**	Annualized
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
For Series A, gross unrealized gains and losses related to exchange traded futures were $2,442,140 and $3,230,190, respectively, and gross unrealized gains and losses related to non-exchange traded swaps and forwards were $0 and $0, respectively at September 30, 2007.
For Series B, gross unrealized gains and losses related to exchange traded futures were $1,605,810 and $2,314,513, respectively, and gross unrealized gains and losses related to non-exchange traded swaps and forwards were $0 and $0, respectively at September 30, 2007.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund’s assets are ADM Investor Services, Inc., Fimat USA, LLC, Bear Stearns Forex Inc. and Bear Stearns Securities Corp., Barclays Capital Inc. and MF Global Ltd.

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
The majority of these instruments mature within one year of September 30, 2007. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
8. Subscriptions and redemptions
Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to HSBC Bank USA, as escrow agent. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or subscription funds returned.
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
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended September 30, 2007, subscriptions totaling $1,977,950 have been accepted and redemptions over the same period totaled $6,461,843.
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
RESULTS OF OPERATIONS
Three Months ended September 30, 2007
Series A:
Net results for the quarter ended September 30, 2007 were a loss of 4.8% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $3,181,974. This decrease consisted of interest income of $706,474, trading losses of $2,542,511, and total expenses of $1,345,937. Expenses included $276,028 in management fees, $37,301 in ongoing offering expenses, $22,381 in operating expenses, $596,817 in selling commissions, $411,958 in brokerage commissions, and $1,452 in other expenses. At September 30, 2007 and June 30, 2007, the net asset value per Unit of Series A was $1,379.93 and $1,449.60, respectively.
Series B:
Net results for the quarter ended September 30, 2007 were a loss of 7.2% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $2,195,863. This decrease consisted of interest income of $313,795, trading losses of $1,806,573, and total expenses of $703,085. Expenses included $124,678 in management fees, $16,848 in ongoing offering expenses, $10,109 in operating expenses, $269,574 in selling commissions, $280,526 in brokerage commissions, and $1,350 in other expenses. Series B generally magnifies the performance for Series A during any period, either positive or negative, due to Series B’s leverage of approximately 1.5 times Series A. At September 30, 2007 and June 30, 2007, the net asset value per Unit of Series B was $1,591.16 and $1,715.00, respectively.
Fund results for 3rd Quarter 2007:
Worldwide stock indices finished the month of September with solid gains, with Hong Kong’s Hang Seng advancing 13.5% and the Dow Jones, Nasdaq, and S&P 500 finishing with gains of 3.8%, 4.5%, and 3.3%, respectively. The Fund’s long positions in this sector produced gains for the month. The Fund’s short U.S. Dollar positions experienced relatively large gains as the U.S. Dollar moved sharply lower against all major currencies in September. The Fund’s long positions in agricultural markets produced gains as corn, soybean and wheat futures rallied. In September the energy markets, including crude oil, heating oil and gasoline, rallied resulting in a loss for the Fund’s short positions in these markets. Gold reestablished its long-term upward trend in September, rallying 9.9% to the $750 level resulting in gains for the Fund’s long positions in the metals sector.
In August, world equity markets finished mixed to lower, resulting in a loss for the Fund’s long positions in this market sector. The Fund’s short positions in the interest rate sector also incurred losses in August. As the U.S. Dollar moved sharply higher during the first half of August, the Euro and British Pound finished nominally lower and the Australian Dollar and New Zealand Dollar lost 3.9% and 7.9% respectively, a mixture of long and short positions in currencies led to an overall loss. In August, gold, silver, Comex Copper, zinc and nickel lost 4.1%, 12%, 6.5%, 11.9% and 5.5%, respectively. The Fund’s long positions in the metals sector resulted in a loss.
In July, a relatively large loss was incurred from the Fund’s long positions in world equity markets as global equities rallied in early July before selling off late in the month. World bond markets moved significantly higher in July as ongoing fallout from U.S. housing market weakness spurred a global flight to safety. The Fund experienced losses from its short positions in this sector. Despite healthy economic reports early in the month, short term rates moved higher on concerns that tightening credit would limit mergers and acquisition flow, lower fixed income revenue at banks, slow overall expansion, and thus limit corporate profits throughout the economy. Relatively large losses were sustained from the Fund’s short positions in this market sector. Crude oil and natural gas futures continued to diverge in July, extending a phenomenon that dates back to February. Natural gas continued to trend lower, while gasoline futures fell. Gains resulted from the Fund’s short positions in this sector. Precious metals finished July slightly higher with gold limited to a small gain on the month. The Fund’s combination of long and short positions in the metals sector produced an overall loss.
For the third quarter of 2007, the most profitable market group overall was currencies while the largest losses resulted from positions in interest rates.
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
Three Months ended March 31, 2007
Series A:
Net results for the quarter ended March 31, 2007 were a loss of 18.21% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $13,105,573. This decrease consisted of interest income of $847,926, other income of $972, trading losses of $12,347,714, and total expenses of $1,605,785. Expenses included $299,988 in management fees, $162,155 in organization and offering expenses, $24,323 in operating expenses, $648,622 in selling commissions, $470,143 in brokerage commissions, and $1,526 in other expenses. At March 31, 2007 and December 31, 2006, the net asset value per Unit of Series A was $1,227.00 and $1,500.20, respectively.
Series B:
Net results for the quarter ended March 31, 2007 were a loss of 25.56% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $9,004,624. This decrease consisted of interest income of $400,869, other income of $1,969, trading losses of $8,539,065, and total expenses of $868,397. Expenses included $140,787 in management fees, $76,101 in organization and offering expenses, $11,415 in operating expenses, $304,405 in selling commissions, $334,750 in brokerage commissions, and $939 in other expenses. At March 31, 2007 and December 31, 2006, the net asset value per Unit of Series B was $1,356.37 and $1,821.99, respectively.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at September 30, 2007 and December 31, 2006.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Fund will adopt SFAS No. 157 effective January 1, 2008. The Fund believes that the adoption of SFAS No. 157 effective January 1, 2008 will not have a material impact on the Fund’s financial position or results of operations.
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
THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
The following tables indicate the average, highest, and lowest amounts of trading Value at Risk associated with the Fund’s open positions by market category for the nine months ended September 30, 2007 and for year ended December 31, 2006. During the nine months ended September 30, 2007, the average capitalization for Series A was $61,248,885 and the average capitalization for Series B was $27,816,376.
Series A as of September 30, 2007:

	Average	% of Average	Highest Value	Lowest Value
Sector	Value at Risk	Capitalization	at Risk	at Risk
Stock Indices	$1,981,389	3.23%	$3,376,594	$1,234,901
Financial Futures	2,058,629	3.36	3,024,578	748,870
Currencies	6,317,330	10.31	7,340,969	5,178,699
Agricultural	576,655	0.94	759,080	407,424
Energy	1,384,361	2.26	1,670,583	1,097,500
Metals	872,124	1.42	1,197,741	255,376

Total	$13,190,488	21.52%

Series B as of September 30, 2007:
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
Series A as of December 31, 2006:

	Average	% of Average	Highest Value	Lowest Value
Sector	Value at Risk	Capitalization	at Risk	at Risk
Stock Indices	$1,730,170	2.53%	$3,900,719	$381,150
Financial Futures	2,138,142	3.13	3,287,013	485,375
Currencies	5,285,887	7.74	7,716,185	3,057,659
Agricultural	522,898	0.77	593,242	447,350
Energy	2,045,413	2.99	2,745,083	1,499,620
Metals	1,000,913	1.47	1,712,472	0.00

Total	$12,723,423	18.63%
Series B as of December 31, 2006:

	Average	% of Average	Highest Value	Lowest Value
Sector	Value at Risk	Capitalization	at Risk	at Risk
Stock Indices	$1,341,170	3.55%	$2,683,136	$286,650
Financial Futures	1,592,488	4.21	2,317,193	337,357
Currencies	4,195,892	11.10	5,279,732	2,328,732
Agricultural	391,703	1.04	447,707	330,020
Energy	1,486,530	3.93	1,901,488	1,263,195
Metals	765,709	2.03	1,429,084	0.00

Total	$9,733,492	25.86%
Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2006.

	Average	% of Average	Highest Value	Lowest Value
Sector	Value at Risk	Capitalization	at Risk	at Risk
Stock Indices	$1,622,626	5.83%	$2,151,993	$804,246
Financial Futures	1,343,580	4.83	1,935,771	504,418
Currencies	4,151,066	14.92	4,812,440	3,386,136
Agricultural	377,844	1.36	499,965	274,505
Energy	902,275	3.24	1,108,324	723,000
Metals	576,690	2.07	823,049	165,618

Total	$8,974,081	32.25%
The average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the nine months ended September 30, 2007. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters during the nine months ended September 30, 2007.
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
The following were the primary trading risk exposures of the Fund as of September 30, 2007 by market sector.
Currencies
The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of September 30, 2007, the exposure to these markets was highest amongst all market groups.
Energy
The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by increased demand from the United States and other developed and developing countries as well as supply shortages due to extreme weather conditions. As of September 30, 2007, the exposure to these markets was high in comparison to historic levels.
Stock Indices
Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of September 30, 2007, the exposure to these markets was low in comparison to historic levels.

Metals
The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of September 30, 2007, the exposure to these markets was very similar to historic levels.
Interest Rates
Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of September 30, 2007, the exposure to these markets was low in comparison to historic levels.
Agricultural Market
The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of September 30, 2007, the exposure to these markets was the lowest among all market groups.
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
The following tables summarize the redemptions by investors during the three months ended September 30, 2007:
Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2007	843.231	1,351.29
August 31, 2007	546.540	1,307.13
September 30, 2007	1,122.519	1,379.93

	2,512.290

Series B:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2007	329.260	1,541.61
August 31, 2007	398.017	1,469.80
September 30, 2007	1,218.730	1,591.16

	1,946.007

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2007.

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