Form 10-K
period 2007-12-31
QUADRIGA SUPERFUND
filed 2008-03-28
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Commission File Number 000-51634
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
QUADRIGA SUPERFUND, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0375395

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)
OTWAY BUILDING
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
Yes ☑    No ☐
Indicate by check mark if the disclosure document of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller reporting company ☐
(do not check if smaller reporting company)
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
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
     Prospectus dated June 29, 2007, as supplemented, included within the Registration Statement on Form S-1 (File No. 333-136804), is incorporated by reference into Item I.

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
     The Fund’s latest registration statement was declared effective on June 29, 2007 by the Securities and Exchange Commission. In the initial and continuing offering periods through December 31, 2007, a total of $86,747,511 has been invested in Series A and a total of $58,975,841 has been invested in Series B. A total of $35,083,538 in investments has been redeemed from Series A and a total of $40,400,595 in investments has been redeemed from Series B during these same periods.
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
     The Fund trades on domestic and international exchanges in more than 100 futures and forward market contracts. Trading decisions are made using an automated computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Fund will fluctuate from time to time.

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
Market Illiquidity
In illiquid markets, the Fund could be unable to close out positions to limit losses or to take positions in order to follow trends. There are too many different factors that can contribute to market illiquidity to predict when or where illiquid markets may occur. Unexpected market illiquidity has caused major losses for some traders in recent years in such market sectors as emerging market currencies. There can be no assurance that the same will not happen in the markets traded by the Fund. In addition, the large size of positions the Fund may take increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so. United States commodity exchanges impose limits on the amount the price of some, but not all, futures contracts may change on a single day. Once a futures contract has reached its daily limit, it may be impossible for the Fund to liquidate apposition in that contract, if the market has moved adversely to the Fund, until the limit is either raised by the exchange or the contract begins to trade away from the limit price.

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
(b) Holders
          As of December 31, 2007, there were 950 holders of Series A Units and 1,053 holders of Series B Units.
(c) Dividends
          Superfund Capital Management has sole discretion in determining what distributions, if any, the Fund will make to its Unitholders. Superfund Capital Management has not made any distributions as of the date hereof and has no present intention to make any.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
          None.
(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
          There have been no sales of unregistered securities of the Fund during 2005, 2006 or 2007.
(f) Issuer Purchases of Equity Securities
          Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

     The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2007:
Series A:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)
October 31, 2007	1,021.184	1,516.88
November 30, 2007	1,157.372	1,445.68
December 31, 2007	874.853	1,486.44

Total	3,053.409

Series B:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)
October 31, 2007	1,063.746	1,822.95
November 30, 2007	992.963	1,699.25
December 31, 2007	788.315	1,774.69

Total	2,845.024

Item 6. Selected Financial Data
          The selected financial information for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 is taken from the audited financial statements of the Fund.
For the year ended December 31, 2007:

	SERIES A	SERIES B
Income Statement Data
Investment income:
Interest income	$2,882,259	$1,299,435
Expenses:
Total expenses:	$5,714,258	$2,962,052
Net investment losses:	$(2,831,999)	$(1,662,617)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$8,343,543	$4,791,805
Net change in unrealized appreciation on futures and forward contracts	$(6,799,351)	$(4,688,831)
Net decrease in net assets from operations:	$(1,287,807)	$(1,559,643)
Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$(13.76)	$(47.30)
Balance Sheet Data
Total assets:	$62,193,428	$28,625,992
Total liabilities:	$4,258,920	$2,770,845
Net assets:	$57,934,508	$25,855,147
Net asset value per Unit:	$1,486.44	$1,774.69
For the year ended December 31, 2006:

	SERIES A	SERIES B
Income Statement Data
Investment income:
Interest income	$3,010,369	$1,662,446
Expenses:
Total expenses	$6,642,441	$4,095,073
Net investment losses:	$(3,632,072)	$(2,432,624)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$7,720,119	$7,227,032
Net increase in unrealized appreciation on futures and forward contracts	$3,535,145	$1,198,071
Net increase from payments by affiliate	$426,879	584,801
Net increase in net assets from operations:	$8,050,071	$6,577,280
Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$171.87	$300.38

	SERIES A	SERIES B
Balance Sheet Data
Total assets:	$76,552,324	$39,178,905
Total liabilities:	$4,247,163	$2,747,212
Net assets:	$72,305,161	$36,431,693
Net asset value per Unit:	$1,500.20	$1,821.99
For the year ended December 31, 2005:

	SERIES A	SERIES B
Income Statement Data
Investment income:
Interest income	$1,165,809	$1,092,688
Expenses:
Total expenses	$4,549,689	$4,820,581
Net investment losses:	$(3,383,880)	$(3,727,893)
Realized and unrealized gain (loss):
Net realized loss on futures and forward contracts	$(648,158)	$(2,166,857)
Net increase in unrealized appreciation on futures and forward contracts	$1,984,418	$761,341
Net decrease in net assets from operations:	$(2,047,620)	$(5,133,409)
Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$(138.34)	$(208.68)
Balance Sheet Data
Total assets:	$62,077,377	$41,608,823
Total liabilities:	$2,655,329	$1,824,994
Net assets:	$59,422,048	$39,783,829
Net asset value per Unit:	$1,328.33	$1,521.61
For the year ended December 31, 2004:

	SERIES A	SERIES B
Income Statement Data
Investment income:
Interest income	$291,745	$376,469
Expenses:
Total expenses	$3,313,656	$5,236,419
Net investment losses:	$(3,021,911)	$(4,859,950)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$5,753,291	$10,178,977
Net increase in unrealized appreciation on futures and forward contracts	$174,704	$259,633
Net increase in net assets from operations:	$2,906,084	$5,578,660
Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$149.44	$249.10
Balance Sheet Data
Total assets:	$32,841,020	$44,988,922
Total liabilities:	$1,072,751	$2,514,558
Net assets:	$31,768,269	$42,474,364
Net asset value per Unit:	$1,466.67	$1,730.29
For the year ended December 31, 2003:

	SERIES A	SERIES B
Income Statement Data
Investment income:
Interest income	$73,045	$99,890
Expenses:
Total expenses:	$1,298,917	$2,158,764
Net investment losses:	$(1,225,872)	$(2,058,874)
Realized and unrealized gain:
Net realized gain on futures and forward contracts	$1,867,602	$3,065,723
Net increase in unrealized appreciation on futures and forward contracts	$1,472,256	$2,562,594
Net increase in net assets from operations:	$2,113,986	$3,569,443
Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during the period):	$221.61	$321.42

	SERIES A	SERIES B
Balance Sheet Data
Total assets:	$18,117,295	$24,654,331
Total liabilities:	$1,972,506	$2,517,560
Net assets:	$16,144,789	$22,136,771
Net asset value per Unit:	$1,317.23	$1,481.19
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2007, subscriptions totaling $3,858,253 in Series A and $6,566,432 in Series B had been accepted and redemptions over the same period totaled $16,941,099 in Series A and $15,583,335 in Series B.
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
Results of Operations
2007
Series A:
     Net results for the year ended December 31, 2007 were a loss of 0.92% in net asset value per Unit compared to the preceding year. In 2007, Series A experienced a net decrease in net assets from operations of $1,287,807. This net decrease in net assets consisted of interest income of $2,882,259, a net realized and unrealized gain of $1,544,192 from trading operations, and expenses of $5,714,258. Expenses included $1,165,114 in management fees, $395,190 in organization and offering expenses, $94,469 in operating expenses, $2,519,166 in selling commissions, $1,535,369 in brokerage commissions, and $4,950 in other expenses. At December 31, 2007 and December 31, 2006, the net asset value per Unit of Series A was $1,486.44 and $1,500.20, respectively.
Series B:
     Net results for the year ended December 31, 2007 were a loss of 2.60% in net asset value per Unit compared to the preceding year. In 2007, Series B experienced a net decrease in net assets from operations of $1,559,643. This net decrease in net assets consisted of interest income of $1,299,435, a net realized and unrealized gain of $102,974 from trading operations, and expenses of $2,962,052. Expenses included $535,198 in management fees, $182,051 in organization and offering expenses, $43,394 in operating expenses, $1,157,184 in selling commissions, $1,042,451 in brokerage commissions, and $1,774 in other expenses. At December 31, 2007 and December 31, 2006, the net asset value per Unit of Series B was $1,774.69 and $1,821.99, respectively.

Fund results for 4th Quarter 2007:
     U.S. stocks finished December near unchanged, completing a volatile trading year as strong earnings and employment were offset by subprime fears, housing market weakness, and higher energy costs. Major European indices finished lower in December as consumer prices jumped 3.1%, limiting expectations for future rate cuts. Spain’s Ibex fell 4.5% in December amid declining merger prospects, while South Africa’s All Shares fell 4.2% as mining equities corrected. The Fund’s long positions produced overall losses in the stock indices sector. Wheat finished the month near unchanged after moving to record highs above $10 at mid month as food inflation surged amid poor crop prospects in Argentina and severe Chinese restrictions on corn, wheat, and soybean exports. Soybeans gained 11% in December, approaching all time highs near $13. Beans found support on declining planted acreage due to historic rallies in corn and wheat, solid bio fuel demand, the weak U.S. Dollar, and the year-end South American weather premium. Long positions resulted in gains in this sector. Crude oil futures continued their historic run-up, adding 8.2% on the month to finish with a 57.2% gain for year. The market found persistent underlying support from the ongoing war in Iraq, the Iranian nuclear standoff, instability in Nigeria, and a very strong demand component. News that Iran may have abandoned its nuclear weapons program did little to avert the advance. Heating oil added 4.8% in December to finish 63.3% higher on the year, while gasoline posted a 9.8% monthly gain and 55.2% annual gain. Natural gas continued to lag the complex, finishing down 2.9% for the month and up 19.3% on the year. Long positions outpaced short positions, producing overall gains in the energy sector. Gold futures added 7% in December to finish the year 31.1% higher as inflation fears mounted. Projections for declining economic growth amid weak U.S. home sales and deteriorating consumer confidence limited the Federal Reserve’s options in the fight against inflation, thereby supporting gold investment as the U.S. Dollar fell. Silver moved 6.9% higher to finish the year with a 15.8% gain while Platinum advanced 5.3% to finish the year up more than 33%. Long positions in the metals resulted in gains for the month. Other market sectors did not reveal significant trends and did not have a major influence on this month’s positive performance.
     Evidence of a slowing global economy led stocks lower in November, reversing the uptrend from the early fall season. Long positions in the stock indices sector produced relatively large losses during November. The U.S. dollar continued to trend lower in November as the Euro rose to new all time highs just below the $1.50 level. The U.S. Dollar gained ground against Latin American currencies as prospects for weakness in the U.S. economy raised worries of softening export demand in the region. The Brazilian Real lost 3.6% as the government bought U.S. Dollars in an attempt to limit the strength of their currency amid a sharp decline in the country’s trade surplus. The Chilean Peso, Colombian Peso and the Mexican Peso lost 2.5%, 3.5%, and 2.4%, respectively. In Asia, the Australian dollar lost 5.6% as metal prices declined, while the Korean Won fell 2.2% amid fears of declining exports. Long currency positions in the emerging markets and the Australian Dollar resulted in losses in this sector. Crude oil and heating oil futures finished slightly lower in volatile action following moves to all time highs earlier in the month. Rallies were paced by ongoing weakness in the U.S. Dollar and overall fears that oil production may soon peak. Meanwhile, crude and heating oil stocks continued to tighten ahead of prime northern hemisphere heating season even as OPEC continued to increase output. Intra-month declines resulted from Iraqi pledges to increase pressure on Kurdish rebels, rising OPEC exports, and fears of a global economic slowdown. Natural gas continued to trend lower, finishing with losses of 15.6%. The Fund’s short positions overcame losses from long positions, resulting in an overall gain in the energy sector. Other market sectors did not reveal significant trends and did not have a major influence on the Fund’s overall negative performance for the month.
     World bond markets remained volatile in October, finishing with notable gains as rising economic uncertainty overcame positive early month data. The Fund’s short positions in this sector collectively produced losses. The U.S. Dollar continued its strong downward trend in October. Worldwide commodity prices continued to derive support from the Dollar’s weakness, thereby driving strong economic results and higher yields in commodity dependant economies. The Fund’s short positions in the U.S. Dollar resulted in relatively large gains. Crude oil futures moved sharply higher throughout October as the market continued an advance that began in January. Extreme U.S. Dollar weakness, tight crude oil supplies heading into the winter heating season, an increase in refinery utilization, and the overall resilience of the world economy also supported values. Unleaded gas (+10.3%) and heating oil (+9.0%) followed crude oil higher while natural gas finished only 3.2% higher as mild weather contributed to solid inventories. Gains from the Fund’s long positions overwhelmed losses from short positions, resulting in an overall gain for in the energy sector. Precious metals posted impressive gains, led by gold, which rallied 5% to 27-year highs near the $800 level. Gold found persistent support from weakness in the U.S. Dollar, which moved to new record lows against the Euro as investors sought portfolio diversity. Silver advanced 2.9% to its highest level since April in sympathy. Platinum reached a new record high driven by supply shortages stemming from South African mine closures. These events led the Fund’s long metal positions to an overall gain. Other market sectors did not reveal significant trends and did not have a major influence on October’s overall positive performance.
     For the fourth quarter of 2007, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the stock indices sector.
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
Fund results for 3rd Quarter 2005:
     In the month of September, world stock market indices- most notably Asian indices- were moving upwards, which resulted in profits to the Fund’s long positions. Conversely, worldwide treasuries traded lower for the month, resulting in losses for the Fund’s long positions in these markets. The major metals markets -especially gold- trended higher during September and provided a positive result for the long strategy established by the Fund’s trading system. Long positions in foreign currencies markets were unsuccessful this month due to the strengthening of the U.S. Dollar.
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
Contractual Obligations
     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B, each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2007 and December 31, 2006.
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

Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Adoption of FIN 48 was effective for the Fund as of January 1, 2007 and is to be applied to all open tax years as of the effective date. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Fund adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Fund’s financial position or results of operations. The Fund files a U.S. federal tax return annually. No income tax returns are currently under examination. The Fund’s U.S. federal tax returns remain open for examination for the years ended December 31, 2004 through December 31, 2007.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, but does not change existing guidance as to whether an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the Fund on January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. The provisions of SFAS No. 157 are not expected to have a material impact on the Fund’s financial statements.
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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate average, highest and lowest amount of the trading Value at Risk associated with the Fund’s open positions by market category for the year ended December 31, 2007 and 2006. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. During the year ended December 31, 2007, the average capitalization for Series A was $60,033,694 and the average capitalization for Series B was $26,350,771. During the year ended December 31, 2006, the average capitalization for Series A was $68,320,419 and the average capitalization for Series B was $37,800,868.
Series A as of December 31, 2007:

	Average Value at	% of Average	Highest Value at	Lowest Value at
Sector	Risk	Capitalization	Risk	Risk
Stock Indices	$1,654,318	2.76%	$3,376,594	$673,106
Financial Futures	$1,980,109	3.30%	$3,024,578	$748,870
Currencies	$6,267,893	10.44%	$7,340,969	$5,178,699
Agricultural	$532,180	0.88%	$759,080	$398,755
Energy	$1,591,204	2.65%	$2,211,731	$1,097,500
Metals	$1,040,853	1.73%	$1,547,037	$255,376

Total	$9,907,892	21.76%
Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2007.
Series B as of December 31, 2007:

	Average Value at	% of Average	Highest Value at	Lowest Value at
Sector	Risk	Capitalization	Risk	Risk
Stock Indices	$1,321,816	5.02%	$2,151,993	$419,386
Financial Futures	$1,298,016	4.93%	$1,935,771	$504,418
Currencies	$4,135,560	15.69%	$4,812,440	$3,386,136
Agricultural	$357,326	1.36%	$499,965	$274,505
Energy	$1,045,211	3.97%	$1,474,019	$723,000
Metals	$688,911	2.61%	$1,025,572	$165,518

Total	$8,846,840	33.58%
Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the calendar quarter-ends during the fiscal year. Average capitalization is the average of the Fund’s capitalization at the end of the calendar quarters of fiscal year 2007.
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
     The following were the primary trading risk exposures of the Fund as of December 31, 2007 by market sector:
     Currencies. The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of December 31, 2007 the exposure to these markets was highest amongst all market sectors.
      Interest Rates. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of December 31, 2007 the exposure to these markets was high in comparison to historic levels.

     Stock Indices. Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of December 31, 2007, the exposure to these markets was relatively low in comparison to historic levels.
     Energy. The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by shortage due to extreme weather conditions. As of December 31, 2007, the exposure to these markets was high in comparison to historic levels.
     Metals. The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2007 was high in comparison to historic levels.
     Agricultural. The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, wheat, sugar, coffee, cotton, lean hogs and live cattle. These markets represent a great diversification in terms of correlation to many of the other sectors the Fund trades. The exposure to these markets as of December 31, 2007 was lowest amongst all market sectors.
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
Item 8. Financial Statements and Supplementary Data
     Financial statements meeting the requirements of Regulation S-X appear beginning on page 29 of this report.
     The following summarized financial information presents the results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2007 and 2006. This information has not been audited.
Series A:

	1st Qtr 2007	2nd Qtr 2007	3rd Qtr 2007	4th Qtr 2007
Interest Income	$847,926	$735,223	$706,474	$592,636
Net Realized and Unrealized Gains (Losses) on Investments	$(12,347,714)	$11,173,200	$(2,542,511)	$5,261,217
Total Expenses	$1,606,757	$1,432,888	$1,345,937	$1,328,676
Net Income (Loss)	$(13,105,573)	$10,475,535	$(3,181,974)	$4,525,177
Net Income (Loss) Per Unit*	$(272.71)	$219.64	$(71.32)	$107.36
Net Increase (Decrease) in Net Assets from Operations per Unit	$(273.20)	$222.60	$(69.67)	$106.51

	1st Qtr 2006	2nd Qtr 2006	3rd Qtr 2006	4th Qtr 2006
Interest Income	$629,632	$759,652	$773,994	$847,091
Net Realized and Unrealized Gains (Losses) on Investments	$5,488,739	$(1,314,322)	$(4,212,313)	$11,293,160
Total Expenses	$1,601,643	$1,742,072	$1,518,937	$1,779,789
Net Income (Loss)	$4,516,728	$(1,869,863)	$(4,957,256)	$10,360,462
Net Income (Loss) per Unit *	$100.98	$(38.43)	$(98.20)	$204.00
Net Increase (Decrease) in Net Assets from Operations per Unit	$100.56	$(36.41)	$(99.28)	$207.00

*	Based on weighted average number of Units outstanding during the period.
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
Series B:

	1st Qtr 2007	2nd Qtr 2007	3rd Qtr 2007	4th Qtr 2007
Interest Income	$400,869	$322,594	$313,795	$262,177
Net Realized and Unrealized Gains (Losses) on Investments	$(8,539,065)	$6,963,887	$(1,806,573)	$3,484,724
Total Expenses	$868,397	$715,559	$703,085	$676,980
Net Income (Loss)	$(9,004,624)	$6,570,922	$(2,195,863)	$3,069,923
Net Income (Loss) per Unit *	$(461.88)	$353.64	$(124.24)	$186.68
Net Increase (Decrease) in Net Assets from Operations per Unit	$(465.62)	$358.63	$(123.84)	$183.53

	1st Qtr 2006	2nd Qtr 2006	3rd Qtr 2006	4th Qtr 2006
Interest Income	$412,029	$430,037	$398,744	$421,639
Net Realized and Unrealized Gains (Losses) on Investments	$4,795,120	$(868,471)	$(3,257,402)	$7,755,856
Total Expenses	$1,146,514	$1,098,756	$856,375	$993,428
Net Income (Loss)	$4,060,635	$(952,389)	$(3,715,033)	$7,184,064
Net Income (Loss) Per Unit *	$166.14	$(40.92)	$(163.40)	$335.10
Net Increase (Decrease) in Net Assets from Operations per Unit	$(165.54)	$(44.60)	$(160.85)	$340.29

*	Based on weighted average number of Units outstanding during the period.
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
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
     None
Item 9A. Disclosure Controls And Procedures and Internal Control over Financial Reporting
Controls and Procedures
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
Changes in Internal Control over Financial Reporting
     Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
     Superfund Capital Management is responsible for establishing and maintaining adequate internal control over the Fund’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Superfund Capital Management’s internal control over financial reporting includes those policies and procedures that:
•      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund’s assets;
•      provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Fund’s financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with authorizations of Superfund Capital Management’s management and directors; and
•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the Fund’s financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2007, Superfund Capital Management’s internal control over financial reporting with respect to the Fund is effective based on those criteria.
     This annual report does not include an attestation report of the Fund’s registered public accounting regarding control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Item 9B. Other Information
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not reported on Form 8-K.
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
Code of Ethics
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. Superfund Capital Management has adopted a code of ethics that applies to its principal executive officer, principal financial officer and its principal accounting officer. A copy of the code of ethics may be obtained at no charge by written request to the corporate secretary of Superfund Capital Management, Otway Building P.O. Box 1479, Grand Anse, St. George’s, Grenada West Indies.
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
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners
     The Fund knows of no person who beneficially owns more than 5% of the Units of any Series. As of December 31, 2007, no Units were owned or held by officers of Superfund Capital Management.
Security Ownership of Management
     As of December 31, 2007, Superfund Capital Management owned 721.151 Units of Series A, representing 1.76% of the total issued Units of Series A, and 258.538 Units of Series B, representing 1.64% of the total issued Units of Series B, having a combined value of $1,530,771. Christian Baha is the holder of all of the equity of Superfund Capital Management.

Item 13. Certain Relationships And Related Transactions, and Director Independence
     See “Item 10 Directors, Executive Officers and Corporate Governance of The Registrant, “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management.”
Item 14. Principal Accountant Fees And Services
Audit Fees
     The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2007 and December 31, 2006 were approximately $117,000 and $110,000 respectively.
Audit-Related Fees
     There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2007 and December 31, 2006.
Tax Fees
     There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2007 and December 31, 2006.
All Other Fees
     There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2007 and December 31, 2006.
Pre-Approval Policies
     The Board of Directors and Audit Committee of Superfund Capital Management approved all of the services described above. The Board of Directors and Audit Committee have determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 29 hereof.

(2)	Financial Statement Schedules:

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

Exhibit
Number	Description of Document

1.01(a)	Form of Amendment to Selling Agreement among each Series, Superfund Capital Management, Inc., and Superfund Asset Management, Inc.

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
DECEMBER 31, 2007
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Quadriga Superfund, L.P. — Series A and Series B:
We have audited the accompanying statements of assets and liabilities of Quadriga Superfund, L.P. - Series A and Series B (the “Fund”), including the condensed schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
/S/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 28, 2008

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006
ASSETS

US Government securities, at fair value, amortized cost $55,219,759 and $57,832,244 as of December 31, 2007 and December 31, 2006, respectively	$55,219,759	$57,832,344

Due from brokers	5,505,137	9,952,214

Unrealized appreciation on open forward contracts	229,714	1,556,257

Futures contracts purchased	366,012	693,920

Futures contracts sold	758,252	5,962,156

Cash	114,554	555,433

Total assets	62,193,428	76,552,324

LIABILITIES

Unrealized depreciation on open forward contracts	918,468	977,472

Advance subscriptions	—	277,500

Redemptions payable	2,895,673	2,552,956

Due to affiliate	133,276	—

Fees payable	311,503	439,235

Total liabilities	4,258,920	4,247,163

NET ASSETS	$57,934,508	$72,305,161

Number of Units	38,975.348	48,197.014

Net asset value per Unit	$1,486.44	$1,500.20

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 28, 2008 (amortized cost $55,219,759), securities are held in margin accounts as collateral for open futures and forwards	$55,500,000	95.3%	$55,219,759

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.4	229,714

Total unrealized appreciation on forward contracts		0.4	229,714

Unrealized depreciation on forward contracts
Currencies		(1.6)	(918,468)

Total unrealized depreciation on forward contracts		(1.6)	(918,468)

Total forward contracts, at fair value		(1.2)	(688,754)

Futures Contracts, at fair value
Futures Contracts Purchased
Currencies		(0.3)	(153,958)
Energy		0.6	326,355
Financial		0.2	135,282
Food & Fiber		0.0 *	12,542
Indices		(0.1)	(77,845)
Livestock		(0.0)*	(3,100)
Metals		0.2	126,736

Total futures contracts purchased		0.6	366,012

Futures Contracts Sold
Currencies		(0.0)*	(6,020)
Energy		0.0 *	31,270
Financial		0.5	269,688
Food & Fiber		(0.0)*	(20,205)
Livestock		0.1	85,950
Metals		0.7	397,569

Total futures contracts sold		1.3	758,252

Total futures contracts, at fair value		1.9%	$1,124,264

Futures, swap and forward contracts by country composition
European Monetary Union		(0.3)%	$(160,775)
Japan		0.5	329,554
United States		1.3	756,824
Other		(0.8)	(490,093)

Total futures and forward contracts by country		0.7%	$435,510

*	Due to rounding
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

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Investment income, interest	$2,882,259	$3,010,369	$1,165,809

Expenses
Management fee	1,165,114	1,237,907	759,356
Organization and offering expenses	395,190	669,139	410,462
Operating expenses	94,469	100,371	61,569
Selling commission	2,519,166	2,676,556	1,641,851
Brokerage commissions	1,535,369	1,953,214	1,669,455
Other	4,950	5,254	6,996

Total expenses	5,714,258	6,642,441	4,549,689

Net investment loss	(2,831,999)	(3,632,072)	(3,383,880)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	8,343,543	7,720,119	(648,158)
Net change in unrealized appreciation on futures and forward contracts	(6,799,351)	3,535,145	1,984,418

Net gain on investments	1,544,192	11,255,264	1,336,260

Net increase from payments by affiliate	—	426,879	—

Net increase (decrease) in net assets from operations	$(1,287,807)	$8,050,071	$(2,047,620)

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Increase (decrease) in net assets from operations:
Net investment loss	$(2,831,999)	$(3,632,072)	$(3,383,880)
Net realized gain (loss) on futures and forward contracts	8,343,543	7,720,119	(648,158)
Net change in unrealized appreciation on futures and forward contracts	(6,799,351)	3,535,145	1,984,418
Net increase from payment by affiliate	—	426,879	—

Net increase (decrease) in net assets from operations	(1,287,807)	8,050,071	(2,047,620)

Capital share transactions
Issuance of shares	3,858,253	17,399,062	35,807,158
Redemption of shares	(16,941,099)	(12,566,020)	(6,105,759)

Net increase (decrease) in net assets from capital share transactions	(13,082,846)	4,833,042	29,701,399

Net increase (decrease) in net assets	(14,370,653)	12,883,113	27,653,779

Net assets, beginning of year	72,305,161	59,422,048	31,768,269

Net assets, end of year	$57,934,508	$72,305,161	$59,422,048

Units, beginning of year	48,197.014	44,734.441	21,660.138
Issuance of units	2,795.381	12,569.711	27,740.454
Redemption of units	(12,017.047)	(9,107.138)	(4,666.151)

Units, end of year	38,975.348	48,197.014	44,734.441

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(1,287,807)	$8,050,071	$(2,047,620)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(235,232,002)	(186,849,080)	(103,552,844)
Gross sales of U.S. government securities	240,469,358	185,042,641	76,887,696
Amortization of discounts and premiums	(2,624,771)	2,674,417	1,047,343
Due from brokers	4,447,077	(7,246,367)	1,459,157
Unrealized appreciation on open forward contracts	1,326,543	1,177,313	(932,505)
Futures contracts purchased	327,908	1,417,072	(1,816,615)
Unrealized depreciation on open forward contracts	(59,004)	(260,312)	827,285
Unrealized depreciation on open swap contracts	—	(193,624)	193,624
Futures contracts sold	5,203,904	(5,675,594)	(256,207)
Due to affiliate	133,276	—	—
Fees payable	(127,732)	82,207	170,626

Net cash provided by (used in) operating activities	12,576,750	(7,130,090)	(30,114,746)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	3,580,753	16,809,669	36,198,201
Redemptions, net of redemption payable	(16,598,382)	(10,013,064)	(6,105,759)

Net cash provided by (used in) financing activities	(13,017,629)	6,796,605	30,092,442

Net decrease in cash	(440,879)	(333,485)	(22,304)

Cash, beginning of year	555,433	888,918	911,222

Cash, end of year	$114,554	$555,433	$888,918

Supplemental disclosure of non-cash financing activities

2005 subscriptions received in 2004			$475,850

2006 subscriptions received in 2005		$866,893

2007 subscriptions received in 2006	$277,500

Redemptions payable	$2,895,673	$2,552,956

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006
ASSETS

US Government securities, at fair value, amortized cost $24,013,695 and $28,172,293 as of December 31, 2007 and December 31, 2006, respectively	$24,013,695	$28,172,293

Due from brokers	3,513,469	4,806,227

Due from affiliate	133,276	—

Unrealized appreciation on open forward contracts	156,446	1,059,483

Futures contracts purchased	233,786	470,087

Futures contracts sold	501,945	4,114,331

Cash	73,375	468,093

Other receivable	—	88,391

Total assets	28,625,992	39,178,905

LIABILITIES

Unrealized depreciation on open forward contracts	607,349	670,242

Advance subscriptions	—	259,808

Redemptions payable	2,092,474	1,594,044

Fees payable	71,022	223,118

Total liabilities	2,770,845	2,747,212

NET ASSETS	$25,855,147	$36,431,693

Number of Units	14,568.812	19,995.520

Net asset value per Unit	$1,774.69	$1,821.99

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 28, 2008 (amortized cost $24,013,695), securities are held in margin accounts as collateral for open futures and forwards	$24,135,000	92.9%	$24,013,695

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.6	156,446

Total unrealized appreciation on forward contracts		0.6	156,446

Unrealized depreciation on forward contracts
Currencies		(2.3)	(607,349)

Total unrealized depreciation on forward contracts		(2.3)	(607,349)

Total forward contracts, at fair value		(1.7)	(450,903)

Futures contracts, at fair value
Futures contracts purchased
Currencies		(0.3)	(97,491)
Energy		0.8	216,449
Financial		0.3	75,979
Food & Fiber		0.0 *	9,762
Indices		(0.2)	(50,940)
Livestock		(0.0)*	(2,000)
Metals		0.3	82,027

Total futures contracts purchased		0.9	233,786

Futures contracts sold
Currencies		(0.0)*	(3,870)
Energy		0.0 *	12,840
Financial		0.7	185,915
Livestock		0.3	57,400
Food & Fiber		(0.1)	(12,415)
Metals		1.0	262,075

Total futures contracts sold		1.9	501,945

Total futures contracts, at fair value		2.8%	$735,731

Futures and forward contracts by country composition
European Monetary Union		(0.4)%	$(100,727)
Japan		0.8	200,816
United States		1.9	487,685
Other		(1.2)	(302,746)

Total futures and forward contracts by country		1.1%	$284,828

*	Due to rounding
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

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Investment income, interest	$1,299,435	$1,662,449	$1,092,688

Expenses
Management fee	535,198	684,468	727,205
Organization and offering expenses	182,051	369,983	393,084
Operating expenses	43,394	55,498	58,962
Selling commission	1,157,184	1,479,931	1,572,336
Brokerage commissions	1,042,451	1,499,287	2,062,396
Other	1,774	5,906	6,598

Total expenses	2,962,052	4,095,073	4,820,581

Net investment loss	(1,662,617)	(2,432,624)	(3,727,893)

Realized and unrealized gain (loss) on investments
Net realized gain(loss) on futures and forward contracts	4,791,805	7,227,032	(2,166,857)
Net change in unrealized appreciation on futures and Forward contracts	(4,688,831)	1,198,071	761,341

Net gain (loss) on investments	102,974	8,425,103	(1,405,516)

Net increase from payments by Affiliate	—	584,801	—

Net increase (decrease) in net assets from operations	$(1,559,643)	$6,577,280	$(5,133,409)

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Increase (decrease) in net assets from operations
Net investment loss	$(1,662,617)	$(2,432,624)	$(3,727,893)
Net realized gain (loss) on futures and forward contracts	4,791,805	7,227,032	(2,166,857
Net change in unrealized appreciation on futures and forward Contracts	(4,688,831)	1,198,071	761,341
Net increase from payments by affiliate	—	584,801	—

Net increase (decrease) in net assets from operations	(1,559,643)	6,577,280	(5,133,409)

Capital share transactions
Issuance of shares	6,566,432	3,400,981	10,407,653
Redemption of shares	(15,583,335)	(13,330,397)	(7,964,779)

Net increase(decrease) in net assets from capital share transactions	(9,016,903)	(9,929,416)	2,442,874

Net decrease in net assets	(10,576,546)	(3,352,136)	(2,690,535)

Net assets, beginning of year	36,431,693	39,783,829	42,474,364

Net assets, end of year	$25,855,147	$36,431,693	$39,783,829

Units, beginning of year	19,995.520	26,145.940	24,547.544
Issuance of units	4,138.938	2,103.903	6,884.857
Redemption of units	(9,565.646)	(8,254.323)	(5,286.461)

Units, end of year	14,568.812	19,995.520	26,145.940

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(1,559,643)	$6,577,280	$(5,133,409)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(111,036,480)	(93,416,005)	(79,581,725)
Gross sales of U.S. government securities	116,367,155	103,132,139	77,327,217
Amortization of discounts and premiums	(1,172,077)	1,485,593	1,183,838
Due from brokers	1,292,758	(4,806,227)	6,206,789
Due from affiliate	(133,276)	—	—
Unrealized appreciation on open forward contracts	903,037	1,611,080	763,098
Futures contracts purchased	236,601	1,499,416	(1,465,625)
Unrealized depreciation on open forward contracts	(62,893)	(479,792)	173,327
Unrealized depreciation on open swap contracts	—	(11,333)	11,333
Due to brokers	—	(264,413)	264,413
Futures contracts sold	3,612,386	(3,817,442)	(243,474)
Other receivable	88,391	(88,391)	—
Fees payable	(152,096)	(10,316)	(15,787)

Net cash provided by (used in) operating activities	8,383,563	8,440,403	(2,877,681)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	6,306,624	3,495,009	9,284,803
Redemptions, net of redemption payable	(15,084,905)	(11,736,353)	(7,964,779)

Net cash provided by (used in) financing activities	(8,778,281)	(8,241,344)	1,320,024

Net increase (decrease) in cash	(394,718)	199,059	(1,557,657)

Cash, beginning of year	468,093	269,034	1,826,691

Cash, end of year	$73,375	468,093	$269,034

Supplemental disclosure of non-cash financing activities

2005 subscriptions received in 2004			$1,288,630

2006 subscriptions received in 2005		$165,780

2007 subscriptions received in 2006	$259,808

Redemptions payable	$2,092,474	$1,594,044

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A AND SERIES B
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
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

(c)	Investment Transactions, Investment Income, and Expenses

Investment transactions are accounted for on a trade-date basis. Interest income and expenses are recognized on the accrual basis.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Fund adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Fund’s financial position or results of operations. The Fund files a U.S. federal tax return annually. No income tax returns are currently under examination. The Fund’s U.S. federal tax returns remain open for examination for the years ended December 31, 2004 through December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Fund will adopt SFAS No. 157 effective January 1, 2008. The Fund believes that the adoption of SFAS No. 157 effective January 1, 2008 will not have a material impact on the Fund’s financial position or results of operations other than enhanced disclosurres.
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

Advance subscriptions represent cash received prior to December 31 for contributions of the subsequent month and do not participate in the earnings of the Fund until the following January.

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

These financial statements, which are presented on an accrual basis, reflect an increase in net assets of $426,879 for Series A and $584,801 for Series B due to a reimbursement to the Fund by Superfund Asset Management, Inc. for brokerage commissions that were charged in excess of $25 per round turn transaction as a result of foreign currency conversion. These reimbursement amounts were recorded by the Fund as a receivable during the second quarter of 2006 and were received by the Fund on August 17, 2006. These financial statements also reflect a liability of $133,276 for Series A and a receivable of $133, 276 for Series B as of December 31, 2007 resulting from the normal course of business operations.

As of December 31, 2007, Superfund Capital Management owned 721.151 Units of Series A, representing 1.76% of the total issued Units of Series A, and 258.538 Units of Series B, representing 1.64% of the total issued Units of Series B, having a combined value of $1,530,771.

(6)	Financial Highlights
Financial highlights for the period January 1, 2007 through December 31, 2007 are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	(0.9)%	(2.6)%
Incentive fees	0.0	0.0

Total return after incentive fees	(0.9)%	(2.6)%

Ratio to average partners’ capital
Operating expenses before incentive fees	9.0%	10.1%
Incentive fees	0.0	0.0

Total expenses	9.0%	10.1%

Net investment loss	(4.5)%	(5.7)%

	SERIES A	SERIES B
Net assets value per unit, beginning of period	$1,500.20	$1,821.99
Net investment loss	(62.28)	(92.06)
Net gain on investments	48.52	44.76

Net asset value per unit, end of period	$1,486.44	$1,774.69

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(28.48)	$(87.18)

Net increase in net asset from operations per Unit (based upon change in net asset value per Unit)	$(13.76)	$(47.30)

Financial highlights for the period January 1, 2006 through December 31, 2006 are as follows:

	SERIES A	SERIES B
Total return:
Total return before incentive fees*	12.9%	19.7%
Incentive fees	0.0	0.0

Total return after incentive fees*	12.9%	19.7%

Ratio to average partners’ capital
Operating expenses before incentive fees	10.1%	11.1%
Incentive fees	0.0	0.0

Total expenses	10.1%	11.1%

Net investment loss	(5.5)%	(6.6)%

Net asset value per unit, beginning of period	$1,328.33	$1,521,61
Net investment loss	(75.48)	(105.32)
Net gain on investments	238.80	377.68
Net increase from payments by affiliate	8.55	28.02

Net asset value per unit, end of period	$1,500.20	$1,821.99

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$166.24	$288.01

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$171.87	$300.38

*	The total return information includes a net increase in net assets from payments by affiliates in the amount of $426,879 for Series A and $584,801 for Series B. If the net increase in net assets from payments by affiliates was not included, the total return would have been 12.3% for Series A and 17.9% for Series B.
Financial highlights for the period January 1, 2005 through December 31, 2005 are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	(9.4)%	(12.1)%
Incentive fees	0.0	0.0

Total return after incentive fees	(9.4)%	(12.1)%

Ratio to average partners’ capital
Operating expenses before incentive fees	11.2%	12.3%
Incentive fees	0.0	0.0

	SERIES A	SERIES B
Total expenses	11.2%	12.3%

Net investment loss	(8.3)%	(9.5)%

Net assets value per unit, beginning of period	$1,466.67	$1,730.29
Net investment income	(228.62)	(151.54)
Net gain (loss) on investments	90.28	(57.14)

Net asset value per unit, end of period	$1,328.33	$1,521.61

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(65.36)	$(193.19)

Net increase (decrease) in net asset from operations per Unit (based upon change in net asset value per Unit)	$(138.34)	$(208.68)

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
For Series A, gross unrealized gains and losses related to exchange traded futures were $1,878,100 and $753,837, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $229,714 and $918,468, respectively at December 31, 2007.
For Series B, gross unrealized gains and losses related to exchange traded futures were $1,233,527 and $497,796, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $156,446 and $607,349, respectively at December 31, 2007.
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
Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counter party to the transactions. The Fund’s risk of loss in the event of counter party default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund’s assets are ADM Investor Services Inc., Newedge USA LLC, Bear Stearns Securities Corp., Bear Stearns Forex Inc., Barclays Capital Inc., and Man Global, Inc.
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
The majority of these instruments mature within one year of December 31, 2007. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008

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

Title with
Signature	Superfund Capital Management	Date

/s/ Nigel James	President	March 28, 2008
Nigel James	(Principal Executive Officer)

/s/ Roman Gregorig	Director, Vice President and Audit Committee Financial Expert	March 28, 2008
Roman Gregorig	(Principal Financial Officer & Principal Accounting Officer)
(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the board of directors of Superfund Capital Management)
Superfund Capital Management, Inc.
General Partner of Registrant
March 28, 2008

By:	/s/ Nigel James

Nigel James
President

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.01(g)	Form of Series Exchange Subscription Agreement

31.1	Rule 13(a)-14((a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14((a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
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