Form 10-Q
period 2008-03-31
QUADRIGA SUPERFUND
filed 2008-05-14
CIK 1168990

-----

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Quadriga Superfund, L.P. — Series A are included in Item 1:

Page
Financial Statements (unaudited)

Statements of Assets and Liabilities as of March 31, 2008 and December 31, 2007	3

Condensed Schedule of Investments as of March 31, 2008	4

Condensed Schedule of Investments as of December 31, 2007	5

Statements of Operations for the three months ended March 31, 2008 and March 31, 2007	6

Statements of Changes in Net Assets for the three months ended March 31, 2008 and March 31, 2007	7

Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007	8
Certification
Certification
Section 1350 Certification
Section 1350 Certification
The following unaudited financial statements of Quadriga Superfund, L.P. — Series B are included in Item 1:

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS

US Government securities, at fair value (amortized costs of $41,159,818 and $55,219,759 as of March 31, 2008 and December 31, 2007, respectively)	$41,159,818	$55,219,759
Due from brokers	7,166,430	5,505,137
Due from affiliate	56,808	—
Unrealized appreciation on open forward contracts	944,934	229,714
Futures contracts sold	—	758,252
Futures contracts purchased	1,717,864	366,012
Cash	109,263	114,554

Total assets	51,155,117	62,193,428

LIABILITIES

Unrealized depreciation on open forward contracts	493,655	918,468
Futures contracts sold	48,956	—
Redemptions payable	7,397,009	2,895,673
Due to affiliate	—	133,276
Fees payable	558,370	311,503

Total liabilities	8,497,990	4,258,920

NET ASSETS	$42,657,127	$57,934,508

Number of Units	24,456.415	38,975.348
Net asset value per Unit	$1,744.21	$1,486.44

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2008 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 31, 2008 (amortized cost $41,159,818), securities are held in margin accounts as collateral for open futures and forwards	$41,300,000	96.5%	$41,159,818

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		2.2	944,934

Total unrealized appreciation on forward contracts		2.2	944,934

Unrealized depreciation on forward contracts
Currencies		(1.1)	(493,655)

Total unrealized depreciation on forward contracts		(1.1)	(493,655)

Total forward contracts, at fair value		1.1	451,279

Futures contracts, at fair value
Futures Contracts Purchased
Currency		1.4	612,630
Energy		0.2	84,306
Financial		2.9	1,227,720
Food & Fiber		(0.7)	(298,738)
Indices		0.0 *	(4,456)
Metals		0.2	96,402

Total futures contracts purchased		4.0	1,717,864

Futures Contracts Sold
Currency		(0.1)	(27,580)
Financial		0.2	84,403
Indices		0.0 *	15,566
Livestock		0.6	239,480
Metals		(0.8)	(360,825)

Total futures contracts sold		(0.1)	(48,956)

Total futures contracts, at fair value		3.9%	$1,668,908

Futures and forward contracts by country composition
European Monetary Union		1.4	577,569
Japan		2.9	1,223,153
United States		0.3	125,157
Other		0.4	194,308

Total futures and forward contracts by country		5.0%	$2,120,187

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 28, 2008 (amortized cost $55,219,759), securities are held in margin accounts as collateral for open futures and forwards	$55,500,000	95.3%	$55,219,759

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	229,714

Total unrealized appreciation on forward contracts		0.4	229,714

Unrealized depreciation on forward contracts
Currency		(1.6)	(918,468)

Total unrealized depreciation on forward contracts		(1.6)	(918,468)

Total forward contracts, at fair value		(1.2)	(688,754)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.3)	(153,958)
Energy		0.6	326,355
Financial		0.2	135,282
Food & Fiber		0.0 *	12,542
Indices		(0.1)	(77,845)
Livestock		(0.0)*	(3,100)
Metals		0.2	126,736

Total futures contracts purchased		0.6	366,012

Futures Contracts Sold
Currency		(0.0)*	(6,020)
Energy		0.0 *	31,270
Financial		0.5	269,688
Food & Fiber		(0.0)*	(20,205)
Livestock		0.1	85,950
Metals		0.7	397,569

Total futures contracts sold		1.3	758,252

Total futures contracts, at fair value		1.9%	$1,124,264

Futures, swap and forward contracts by country composition
European Monetary Union		(0.3)%	$(160,775)
Japan		0.5	329,554
United States		1.3	756,824
Other		(0.8)	(490,093)

Total futures and forward contracts by country		0.7%	$435,510

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Investment income
Interest income	$408,887	$847,926
Other income	—	972

Total income	408,887	848,898

Expenses
Management fee	266,434	299,988
Organization and offering expenses	144,018	162,155
Operating expenses	21,603	24,323
Selling commission	576,074	648,622
Incentive fee	364,515	—
Brokerage commissions	290,178	470,143
Other	1,193	1,526

Total expenses	1,664,015	1,606,757

Net investment loss	(1,255,128)	(757,859)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	8,982,683	(7,101,036)
Net change in unrealized appreciation on futures and forward contracts	1,684,678	(5,246,678)

Net gain (loss) on investments	10,667,361	(12,347,714)

Net increase (decrease) in net assets from operations	$9,412,233	$(13,105,573)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$267.29	$(272.71)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$257.77	$(273.20)

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31,
(Unaudited)

	2008	2007
Increase (decrease) in net assets from operations
Net investment loss	$(1,255,128)	$(757,859)
Net realized gain (loss) on futures and forward contracts	8,982,683	(7,101,036)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,684,678	(5,246,678)

Net increase (decrease) in net assets from operations	9,412,233	(13,105,573)

Capital share transactions
Issuance of Units	1,060,309	1,851,810
Redemption of Units	(25,749,923)	(2,548,269)

Net increase (decrease) in net assets from capital share transactions	(24,689,614)	(696,459)

Net increase (decrease) in net assets	(15,277,381)	(13,802,032)

Net assets, beginning of period	57,934,508	72,305,161

Net assets, end of period	$42,657,127	$58,503,129

Units, beginning of period	38,975.348	48,197.014
Issuance of Units	686.614	1,328.339
Redemption of Units	(15,205.547)	(1,845.660)

Units, end of period	24,456.415	47,679.693

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Unaudited)

	2008	2007
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$9,412,233	$(13,105,573)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(71,292,043)	(65,585,182)
Gross proceeds from sales of U.S. government securities	84,982,984	67,095,343
Amortization of discounts and premiums	369,000	749,032
Due from brokers	(1,661,293)	8,464,073
Due to affiliate	(133,276)	—
Due from affiliate	(56,808)	—
Unrealized appreciation (depreciation) on open forward contracts	(715,220)	(285,609)
Futures contracts purchased	(1,351,852)	265,698
Unrealized depreciation on open forward contracts	(424,813)	(759,070)
Futures contracts sold	807,208	6,025,660
Fees payable	246,867	(93,663)

Net cash provided by operating activities	20,182,987	2,770,709

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,060,309	2,087,810
Redemptions, net of change in redemptions payable	(21,248,587)	(4,709,098)

Net cash used in financing activities	(20,188,278)	(2,621,288)

Net increase (decrease) in cash	(5,291)	149,421

Cash, beginning of period	114,554	555,433

Cash, end of period	$109,263	$704,854

Supplemental disclosure of non-cash financing activities
2007 subscriptions received in 2006		$277,500

Redemptions payable	$7,397,009

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS

US Government securities, at fair value (amortized costs of $21,960,844 and $24,013,695 as of March 31, 2008 and December 31, 2007, respectively)	$21,960,844	$24,013,695
Due from brokers	18,790,803	3,513,469
Due from affiliates	—	133,276
Unrealized appreciation on open forward contracts	1,125,426	156,446
Futures contracts sold	9,158	501,945
Futures contracts purchased	1,171,951	233,786
Cash	537,116	73,375

Total assets	43,595,298	28,625,992

LIABILITIES

Unrealized depreciation on open forward contracts	591,651	607,349
Redemptions payable	1,697,042	2,092,474
Fees payable	545,100	71,022

Total liabilities	2,833,793	2,770,845

NET ASSETS	$40,761,505	$25,855,147

Number of Units	18,757.956	14,568.812
Net asset value per Unit	$2,173.02	$1,774.69

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2008 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 29, 2008 (amortized cost $21,960,844), securities are held in margin accounts as collateral for open futures and forwards	$22,035,000	53.9%	$21,960,844

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		2.8	1,125,426

Total unrealized appreciation on forward contracts		2.8	1,125,426

Unrealized depreciation on forward contracts
Currency		(1.5)	(591,651)

Total unrealized depreciation on forward contracts		(1.5)	(591,651)

Total forward contracts, at fair value		1.3	533,775

Futures contracts, at fair value
Futures contracts purchased
Currency		1.8	723,890
Energy		(0.1)	(26,103)
Financial		3.3	1,329,130
Food & Fiber		(1.4)	(555,172)
Indices		— *	(5,752)
Metals		(0.7)	(294,042)

Total futures contracts purchased		2.9	1,171,951

Futures contracts sold
Currency		(0.1)	(32,170)
Financial		(0.1)	(22,528)
Indices		0.1	18,950
Livestock		0.7	285,630
Metals		(0.6)	(240,724)

Total futures contracts sold		— *	9,158

Total futures contracts, at fair value		2.9%	$1,181,109

Futures and forward contracts by country composition
European Monetary Union		1.5%	$605,572
Japan		3.5	1,423,460
United States		(1.1)	(452,197)
Other		0.3	138,049

Total futures and forward contracts by country		4.2%	$1,714,884

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 28, 2008 (amortized cost $24,013,695), securities are held in margin accounts as collateral for open futures and forwards	$24,135,000	92.9%	$24,013,695

Forward contracts, at fair value

Unrealized appreciation on forward contracts
Currency		0.6	156,446

Total unrealized appreciation on forward contracts		0.6	156,446

Unrealized depreciation on forward contracts
Currency		(2.3)	(607,349)

Total unrealized depreciation on forward contracts		(2.3)	(607,349)

Total forward contracts, at fair value		(1.7)	(450,903)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.3)	(97,491)
Energy		0.8	216,449
Financial		0.3	75,979
Food & Fiber		0.0 *	9,762
Indices		(0.2)	(50,940)
Livestock		(0.0) *	(2,000)
Metals		0.3	82,027

Total futures contracts purchased		0.9	233,786

Futures contracts sold
Currency		(0.0) *	(3,870)
Energy		0.0 *	12,840
Financial		0.7	185,915
Livestock		0.3	57,400
Food & Fiber		(0.1)	(12,415)
Metals		1.0	262,075

Total futures contracts sold		1.9	501,945

Total futures contracts, at fair value		2.8%	$735,731

Futures and forward contracts by country composition
European Monetary Union		(0.4)%	$(100,727)
Japan		0.8	200,616
United States		1.9	487,685
Other		(1.2)	(302,746)

Total futures and forward contracts by country		1.1%	$284,828

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Investment income
Interest income	$188,147	$400,869
Other income	—	1,969

Total income	188,147	402,838

Expenses
Management fee	158,224	140,787
Organization and offering expenses	85,527	76,101
Operating expenses	12,829	11,415
Selling commission	342,107	304,405
Incentive fee	780,941	—
Brokerage commissions	293,444	334,750
Other	1,062	939

Total expenses	1,674,134	868,397

Net investment loss	(1,485,987)	(465,559)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	6,329,795	(4,856,753)
Net change in unrealized appreciation on futures and forward contracts	1,430,056	(3,682,312)

Net gain (loss) on investments	7,759,851	(8,539,065)

Net increase (decrease) in net assets from operations	$6,273,864	$(9,004,624)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$374.84	$(461.88)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$398.33	$(465.62)

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, (Unaudited)

	2008	2007
Increase (decrease) in net assets from operations
Net investment loss	$(1,485,987)	$(465,559)
Net realized gain (loss) on futures and forward contracts	6,329,795	(4,856,753)
Net change in unrealized appreciation on futures and forward contracts	1,430,056	(3,682,312)

Net increase (decrease) in net assets from operations	6,273,864	(9,004,624)

Capital share transactions
Issuance of Units	12,052,772	1,051,856
Redemption of Units	(3,420,278)	(4,124,622)

Net increase (decrease) in net assets from capital share transactions	8,632,494	(3,072,766)

Net increase (decrease) in net assets	14,906,358	(12,077,390)

Net assets, beginning of period	25,855,147	36,431,693

Net assets, end of period	$40,761,505	$24,354,303

Units, beginning of period	14,568.812	19,995.520
Issuance of Units	5,863.540	633.683
Redemption of Units	(1,674.396)	(2,673.660)

Units, end of period	18,757.956	17,955.543

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, (Unaudited)

	2008	2007
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$6,273,864	$(9,004,624)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(29,172,074)	(30,251,929)
Gross proceeds from sales of U.S. government securities	31,062,322	34,536,947
Amortization of discounts and premiums	162,603	354,016
Due from brokers	(15,277,334)	3,851,615
Other receivable	—	88,391
Due from affiliate	133,276	—
Unrealized appreciation (depreciation) on open forward contracts	(968,980)	(138,213)
Futures contracts purchased	(938,165)	189,703
Unrealized depreciation on open forward contracts	(15,698)	(519,903)
Futures contracts sold	492,787	4,150,725
Fees payable	474,078	(71,549)

Net cash provided by (used in) operating activities	(7,773,321)	3,185,179

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	12,052,772	1,729,070
Redemptions, net of change in redemptions payable	(3,815,710)	(4,241,326)

Net cash provided by (used in) financing activities	8,237,062	(2,512,256)

Net increase in cash	463,741	672,923

Cash, beginning of period	73,375	468,093

Cash, end of period	$537,116	$1,141,016

Supplemental disclosure of noncash financing activities:
2007 contributions received in 2006		$259,808

Redemptions payable	$1,697,042

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
QUADRIGA SUPERFUND, L.P. — SERIES A AND B
1. Nature of operations
Organization and Business
Quadriga Superfund, L.P., a Delaware Limited Partnership (the “Fund”), commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America and international commodity futures markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading manager of the Fund (“Superfund Capital Management”). The Fund has issued two series of Units of Limited Partnership Interest (“Units”), Series A and Series B (each a “Series”). Series A and Series B are traded and managed the same way, with the exception of the degree of leverage.
The term of the Fund shall continue until December 31, 2050, unless terminated earlier by Superfund Capital Management or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.
2. Basis of presentation and significant accounting policies
Basis of Presentation
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission (“SEC”) and U.S. generally accepted accounting principles with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.
Valuation of Investments in Futures Contracts, Forward Contracts, and U.S. Treasury Bills
All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value based upon market quotes on the last business day of the period.
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

Investment Transactions, Related Investment Income and Expenses
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
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value, the Fund separates its financial instruments into two categories: U.S. government securities and derivative contracts.
U.S. Government Securities. The Fund’s only market exposure in instruments held other than for trading is in its U.S. Treasury Bill portfolio. As the Fund uses the amortized cost method for valuing its U.S. Treasury Bill portfolio, which approximates fair value, this portfolio is classified within level 2 of the fair value hierarchy.
Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives typically fall within level 1 or level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The Fund has exposure to exchange-traded derivative contracts through the Fund’s trading of exchange-traded futures contracts. The Fund’s exchange-traded futures contract positions are valued daily at settlement prices published by the applicable exchanges. In such cases, provided they are deemed to be actively traded, exchange-traded derivatives are classified within level 1 of the fair value hierarchy. Less actively traded exchange-traded derivatives fall within level 2 of the fair value hierarchy.
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within level 2 of the fair value hierarchy. As of and during the quarter ended March 31, 2008, the Fund held no derivative contracts valued using level 3 inputs.
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the Fund updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period.
The following table summarizes the valuation of the Fund’s assets and liabilities by the SFAS 157 fair value hierarchy as of March 31, 2008,
Series A.

	Balance
	March 31,
	2008	Level 1	Level 2	Level 3
ASSETS

US Government securities	$41,159,818	$—	$41,159,818	$—

Unrealized appreciation on open forward contracts	944,934	—	944,934	—

Futures contracts purchased	1,717,864	1,717,864	—	—

Total Assets Measured at Fair Value	$43,822,616	$1,717,864	$42,104,752	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$493,655	$—	493,655	$—

Futures contracts sold	48,956	48,956	—	—

Total Liabilities Measured at Fair Value	$542,611	$48,956	493,655	$—

Series B.

	Balance
	March 31,
	2008	Level 1	Level 2	Level 3
ASSETS

US Government securities	$21,960,844	$—	$21,960,844	$—

Unrealized appreciation on open forward contracts	1,125,426	—	1,125,426	—

Futures contracts purchased	1,171,951	1,171,951	—	—

Total Assets Measured at Fair Value	$24,258,221	$1,171,951	$23,086,270	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$591,651	$—	$591,651	$—

Futures contracts sold	9,158	9,158	—	—

Total Liabilities Measured at Fair Value	$600,809	$9,158	$591,651	$—

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
5. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum). Each Series is charged up to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, for ongoing organization and offering expenses. Any organization and offering costs above 1% of net assets per year will be borne by Superfund Capital Management. The Fund is charged monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated September 27, 2006, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund Asset Management, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
6. Financial highlights
Financial highlights for the period January 1 through March 31 are as follows:

	2008		2007
	Series A	Series B	Series A	Series B
Total return before incentive fees*	18.0%	25.2%	(18.2)%	(25.6)%
Incentive fees	0.7%	2.7%	0.0%	0.0%

Total return after incentive fees*	17.3%	22.5%	(18.2)%	(25.6)%

Ratios to average net assets **
Operating expenses before incentive fees	9.1%	11.3%	9.8%	11.0%
Incentive fees	2.6%	9.9%	0.0%	0.0%

Total expenses	11.7%	21.2%	9.8%	11.0%

Net investment income (loss)	(6.2)%	(8.9)%	(4.6)%	(5.9)%

Net asset value per unit, beginning of period	$1,486.44	$1,774.69	$1,500.20	$1,821.99

Net investment loss	(34.67)	(91.85)	(15.76)	(23.73)
Net gain (loss) on investments	292.44	490.18	(257.44)	(441.89)

Net asset value per unit, end of period	$1,744.21	$2,173.02	$1,227.00	$1,356.37

*	Not annualized

**	Annualized
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
For Series A, gross unrealized gains and losses related to exchange traded futures were $3,034,132.79 and $1,365,224.34, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $944,934.40 and $493,655.20, respectively at March 31, 2008.
For Series B, gross unrealized gains and losses related to exchange traded futures were $3,076,886.39 and $1,895,777.30, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $3,076,886.39 and $1,895,777.30, respectively at March 31, 2008.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund’s assets are ADM Investor Services, Inc., Newedge USA, LLC, Bear Stearns Securities Corp., Barclays Capital Inc. and MF Global Inc. (“MFG”). In March 2008, each Series ceased clearing trades with MFG and Bear Stearns Securities Corp. However, each Series has agreements in place with MFG and Bear Stearns allowing each Series to clear trades through these firms in the future at the option of each Series.
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
The majority of these futures and forwards mature within one year of March 31, 2008. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended March 31, 2008, subscriptions totaling $13,113,081 have been accepted and redemptions over the same period totaled $29,170,201.
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
RESULTS OF OPERATIONS
Three Months ended March 31, 2008
Series A:
Net results for the quarter ended March 31, 2008 were a gain of 17.34% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of

$9,412,233. This increase consisted of interest income of $408,887, trading gains (including commissions) of $10,667,361, and total expenses of $1,664,015. Expenses included $266,434 in management fees, $144,018 in organization and offering expenses, $21,603 in operating expenses, $576,074 in selling commissions, $364,515 in incentive fees, $290,178 in brokerage commissions, and $1,193 in other expenses. At March 31, 2008 and December 31, 2007, the net asset value per Unit of Series A was $1,744.21 and 1,486.44, respectively.
Series B:
Net results for the quarter ended March 31, 2008 were a gain of 22.45% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $6,273,864. This increase consisted of interest income of $188,147, trading gains (including commissions) of $7,759,851, and total expenses of $1,674,134. Expenses included $158,224 in management fees, $85,527 in organization and offering expenses, $12,829 in operating expenses, $342,107 in selling commissions, $780,941 in incentive fees, $293,444 in brokerage commissions, and $1,062 in other expenses. At March 31, 2008 and December 31, 2007, the net asset value per Unit of Series B was $2,173.02 and 1,774.69, respectively.
Fund results for 1st Quarter 2008:
In March, long positions in world bond markets resulted in a gain. Long positions in the currencies markets resulted in a relatively large gain. The U.S. Dollar’s historic decline accelerated against most world currencies in March. Long positions in the currencies markets resulted in a relatively large gain. Long positions in the agricultural markets led to an overall loss for the agricultural sector. Crude oil rose to record highs with long positions producing gains in the energy sector. Although gold touched record highs well above $1000 per ounce, the precious metals markets reversed. Long positions in the metals sector resulted in a relatively large loss. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a significant influence on March’s overall positive performance.
In February, wheat and corn futures posted record highs, with soybeans futures also surging. Long positions in this sector produced considerable gains. Crude oil futures moved to record highs over $100 in February, extending a long-standing bull run. A relatively large gain resulted from energy sector long positions. Gold and platinum futures rose to record highs in February and silver reached a 28-year high resulting in significant gains from long positions in the metals sector. A mix of long and short positions produced overall gains in agricultural markets. Other market sectors did not reveal significant trends and did not have a major influence on February’s positive overall performance.
Crude oil futures opened January near all-time highs, but the market moved lower as the month progressed. Long positions in the energy markets resulted in relatively large losses for the sector. Gold and platinum futures traded at all-time highs, silver traded at its highest level since January 1981, and copper rose, resulting in gains in the metal sector. Other market sectors, relative to the energies and metals, did not reveal significant trends and did not have a major influence on January’s overall negative performance.
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
OFF-BALANCE SHEET RISK
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances of not greater than 50%.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at March 31, 2008 and December 31, 2007.
CRITICAL ACCOUNTING POLICIES — VALUATION OF THE FUND’S POSITIONS
Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing U.S. Treasury Bills, accordingly, the cost of securities plus accreted discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency or swap contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective market measures.
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value, the Fund separates its financial instruments into two categories: U.S. government securities and derivative contracts.

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
THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2008. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2008, the capitalization of Series A was $42,457,127 and the net asset for Series B was $40,761,505.
Series A as of March 31, 2008:

	Value at	% of Total
Sector	Risk	Capitalization
Stock Indices	$666,786	1.57%
Financial Futures	1,116,255	2.63
Currencies	2,127,380	5.01
Agricultural Products	274,611	0.65
Energy	1,251,096	2.95
Metals	472,578	1.11

Total	$5,908,707	13.92%
Series B as of March 31, 2008:

	Value	% of Total
Sector	at Risk	Capitalization
Stock Indices	$801,422	1.97%
Financial Futures	1,328,011	3.26
Currencies	2,555,629	6.27
Agricultural Products	637,465	1.56
Energy	1,588,454	3.90
Metals	558,338	1.37

Total	$7,469,318	18.33%
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
QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES
The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by Superfund Capital Management for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.
The following were the primary trading risk exposures of the Fund as of March 31, 2008 by market sector:
Currencies
The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of March 31, 2008, the exposure to these markets was the highest among all market groups.
Energy
The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by increased demand from the United States and other developed and developing countries as well as supply shortages due to extreme weather conditions. As of March 31, 2008, the exposure to these markets was similar in comparison to historic levels.
Stock Indices
Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of March 31, 2008 the exposure to these markets was low in comparison to historic levels.
Metals
The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of March 31, 2008, the exposure to these markets was low in comparison to historic levels.

Interest Rates
Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of March 31, 2008 the exposure to these markets was similar in comparison to historic levels.
Agricultural Market
The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of March 31, 2008, the exposure to these markets was the lowest among all market groups.
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
ITEM 4T. CONTROLS AND PROCEDURES
Changes in Internal Control over Financial Reporting
There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
Other than the Risk Factor below, there have been no material changes to the Risk Factors previously disclosed in Item 1A of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.
A Bankruptcy Court Could Find the Assets of One Series to be Available to Offset the Liabilities of the Other Series
The Fund is organized as a series limited partnership pursuant to Section 17-218 of the Delaware Revised Uniform Limited Partnership Act (“Section 17-218”), with separate series of limited partnership interests and assets. Section 17-218 provides that, if certain conditions (as set forth in Section 17-218) are met, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable only against the assets of such series and not against the assets of the limited partnership generally or any other series. Accordingly, the assets of one Series of the Fund include only those funds and other assets that are paid to, held by or distributed to the Fund on account of and for the benefit of that Series, including, without limitation, funds delivered to the Fund for the purchase of Units in that Series. However, the limitations on inter-series liability provided by Section 17-218 have never been tested in court. Thus there is a risk that a court, and in particular, a Bankruptcy Court, could determine that the assets of one Series should be applied to meet the liabilities of the other Series or the liabilities of the Fund generally where the assets of such other Series or of the Fund generally are insufficient to meet its liabilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
The following tables summarize the redemptions by investors during the three months ended March 31, 2008:
Series A:

Month	Units Redeemed	NAV per Units ($)
January 31, 2008	1,324.723	1,445.88
February 28, 2008	9,639.937	1,705.18
March 31, 2008	4,241.045	1,744.21

	15,205.547

Series B:

Month	Units Redeemed	NAV per Units ($)
January 31, 2008	429.892	1,710.56
February 28, 2008	463.546	2,131.43
March 31, 2008	780.954	2,173.02

	1,674.396

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2008.

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