Form 10-Q
period 2008-06-30
QUADRIGA SUPERFUND
filed 2008-08-14
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS

US Government securities, at fair value (amortized costs of $37,188,450 and $55,219,759 as of June 30, 2008 and December 31, 2007 respectively)	$37,188,450	$55,219,759

Due from brokers	3,906,720	5,505,137

Unrealized appreciation on open forward contracts	496,336	229,714

Futures contracts purchased	1,497,834	366,012

Futures contracts sold	1,299,076	758,252

Cash	98,589	114,554

Total assets	44,487,005	62,193,428

LIABILITIES

Unrealized depreciation on open forward contracts	295,713	918,468

Redemptions payable	640,705	2,895,673

Due to affiliate	—	133,276

Fees payable
Incentive fee payable to affiliate	1,005,589	—
Management fees	68,130	—
Other fees payable	188,265	311,503

Total fees payable	1,261,984	311,503

Total liabilities	2,198,402	4,258,920

NET ASSETS	$42,288,603	$57,934,508

Number of Units	21,731.615	38,975.348

Net asset value per Unit	$1,945.95	$1,486.44

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2008 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 28, 2008 (amortized cost $37,188,450), securities are held in margin accounts as collateral for open futures and forwards	$37,300,000	87.9%	$37,188,450

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.2	496,336

Total unrealized appreciation on forward contracts		1.2	496,336

Unrealized depreciation on forward contracts
Currency		(0.7)	(295,713)

Total unrealized depreciation on forward contracts		(0.7)	(295,713)

Total forward contracts, at fair value		0.5	200,623

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.8	326,359
Energy		1.6	677,732
Financial		0.0 *	1,594
Food & Fiber		0.6	262,774
Indices		(0.0) *	2,582
Metals		0.5	226,793

Total futures contracts purchased		3.5	1,497,834

Futures Contracts Sold
Currency		0.1	62,790
Financial		1.5	618,834
Indices		1.3	533,134
Livestock		0.1	46,230
Food & Fiber		0.0 *	(1,900)
Metals		0.1	39,988

Total futures contracts sold		3.1	1,299,076

Total futures contracts, at fair value		6.6	2,796,910

Futures and forward contracts by country composition
European Monetary Union		1.6	692,724
Japan		1.1	464,913
United States		2.7	1,139,987
Other		1.7	699,909

Total futures and forward contracts by country		7.1%	$2,997,533

*	Due to Rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 28, 2008 (amortized cost of $55,219,759), securities are held in margin accounts as collateral for open futures and forwards	$55,500,000	95.3%	$55,219,759

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	229,714

Total unrealized appreciation on forward contracts		0.4	229,714

Unrealized depreciation on forward contracts
Currency		(1.6)	(918,468)

Total unrealized depreciation on forward contracts		(1.6)	(918,468)

Total forward contracts, at fair value		(1.2)	(688,754)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.3)	(153,958)
Energy		0.6	326,355
Financial		0.2	135,282
Food & Fiber		0.0 *	12,542
Indices		(0.1)	(77,845)
Livestock		(0.0) *	(3,100)
Metals		0.2	126,736

Total futures contracts purchased		0.6	366,012

Futures Contracts Sold
Currency		(0.0) *	(6,020)
Energy		0.0 *	31,270
Financial		0.5	269,688
Food & Fiber		(0.0) *	(20,205)
Livestock		0.1	85,950
Metals		0.7	397,569

Total futures contracts sold		1.3	758,252

Total futures contracts, at fair value		1.9	1,124,264

Futures, swap and forward contracts by country composition
European Monetary Union		(0.3)	(160,775)
Japan		0.5	329,554
United States		1.3	756,824
Other		(0.8)	(490,093)

Total futures and forward contracts by country		0.7%	$435,510

*	Due to rounding

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Investment income
Interest income	$229,437	$735,223	$638,324	$1,580,521

Total income	229,437	735,223	638,324	1,580,521

Expenses
Incentive fee	1,422,166	—	1,786,681	—
Management fee	198,062	301,641	464,496	601,629
Ongoing offering expenses	107,061	80,843	251,079	242,998
Operating expenses	16,059	24,457	37,662	48,781
Selling commission	428,243	652,195	1,004,317	1,300,818
Brokerage commissions	156,476	373,240	446,654	843,384
Other	3,059	512	4,242	1,066

Total expenses	2,331,126	1,432,888	3,995,131	3,038,676

Net investment loss	(2,101,689)	(697,665)	(3,356,807)	(1,458,155)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	5,645,421	4,976,086	14,639,770	(2,124,949)
Net change in unrealized appreciation on futures and forward contracts	889,012	6,197,114	2,562,023	953,066

Net gain (loss) on investments	6,534,433	11,173,200	17,201,793	(1,171,883)

Net increase (decrease) in net assets from operations	$4,432,744	$10,475,535	$13,844,986	$(2,630,038)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$188.97	$219.74	$474.51	$(55.26)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$201.74	$222.60	$459.51	$(50.60)

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Six Months Ended June 30,
(Unaudited)

	2008	2007
Increase (decrease) in net assets from operations
Net investment loss	$(3,356,807)	$(1,458,155)
Net realized gain (loss) on futures and forward contracts	14,639,770	(2,124,949)
Net change in unrealized appreciation on futures and forward contracts	2,562,023	953,066

Net increase (decrease) in net assets from operations	13,844,986	(2,630,038)

Capital share transactions
Issuance of Units	2,377,050	2,619,227
Redemption of Units	(31,867,941)	(7,678,153)

Net decrease in net assets from capital share transactions	(29,490,891)	(5,058,926)

Net decrease in net assets	(15,645,905)	(7,688,964)

Net assets, beginning of period	57,934,508	72,305,161

Net assets, end of period	$42,288,603	$64,616,197

Units, beginning of period	38,975.348	48,197.014
Issuance of Units	1,428.016	1,937.050
Redemption of Units	(18,671.749)	(5,559.020)

Units, end of period	21,731.615	44,575.044

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. – SERIES A
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2008	2007
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$13,844,986	$(2,630,038)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. Government securities	85,217,987	(118,544,437)
Gross sales of U.S. Government securities	102,682,797	121,759,734
Amortization of discounts and premiums	566,499	1,441,995
Due from brokers	1,598,417	4,730,549
Due to affiliate	(133,276)	—
Unrealized appreciation on open forward contracts	(266,622)	176,861
Futures contracts purchased	(1,131,822)	(794,229)
Unrealized depreciation on open forward contracts	(622,755)	(552,979)
Futures contracts sold	(540,824)	217,281
Fees payable
Incentive fee payable to affiliate	1,005,589	—
Management fee	68,130	—
Other fees payable	(123,238)	121,475

Total fees payable	950,481	121,475

Net cash provided by operating activities	31,729,894	5,926,212

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,377,050	2,341,727
Redemptions, net of redemptions payable	(34,122,909)	(8,469,584)

Net cash used in financing activities	(31,745,859)	(6,127,857)

Net decrease in cash	(15,965)	(201,645)

Cash, beginning of period	114,554	555,433

Cash, end of period	$98,589	$353,788

Supplemental disclosure of non-cash financing activities

2007 subscriptions received in 2006		$277,500

Redemptions payable	$640,705

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. – SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS

US Government securities, at fair value (amortized Costs of $40,812,530 and $24,013,695) as of June 30, 2008 and December 31, 2007 respectively	$40,812,530	$24,013,695

Due from brokers	13,245,044	3,513,469

Due from affiliates	—	133,276

Unrealized appreciation on open forward contracts	1,086,904	156,446

Futures contracts purchased	3,064,759	233,786

Futures contracts sold	2,778,799	501,945

Cash	399,394	73,375

Total assets	61,387,430	28,625,992

LIABILITIES

Unrealized depreciation on open forward contracts	662,278	607,349

Redemptions payable	444,624	2,092,474

Fees payable
Incentive fee payable to affiliates	2,138,912	—
Management fees	93,618	—
Other fees payable	260,612	71,022

Total fees payable	2,493,142	71,022

Total liabilities	3,600,044	2,770,845

NET ASSETS	$57,787,386	$25,855,147

Number of Units	22,283.145	14,568.812

Net asset value per Unit	$2,593.32	$1,774.69

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2008 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 28, 2008 (amortized cost of $40,812,530), securities are held in margin accounts as collateral for open futures and forwards	$40,930,000	70.6%	$40,812,530

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.9	1,086,904

Total unrealized appreciation on forward contracts		1.9	1,086,904

Unrealized depreciation on forward contracts
Currencies		(1.2)	(662,278)

Total unrealized depreciation on forward contracts		(1.2)	(662,278)

Total forward contracts, at fair value		0.7	424,626

Futures contracts, at fair value
Futures contracts purchased
Currency		1.1	648,869
Energy		2.4	1,395,811
Financial		0.0 *	4,516
Food & Fiber		0.9	526,491
Indices		(0.0) *	399
Metals		0.9	488,673

Total futures contracts purchased		5.3	3,064,759

Futures contracts sold
Currency		0.2	128,960
Financial		2.2	1,282,074
Indices		2.0	1,148,095
Livestock		0.1	93,230
Food & Fiber		0.0 *	(3,660)
Metals		0.2	130,100

Total futures contracts sold		4.7	2,778,799

Total futures contracts, at fair value		10.0	5,843,558

Futures and forward contracts by country composition
European Monetary Union		2.5	1,462,486
Japan		1.6	950,666
United States		4.1	2,422,757
Other		2.5	1,432,275

Total futures and forward contracts by country		10.7%	$6,268,184

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 28, 2008 (amortized cost of $24,013,695), securities are held in margin accounts as collateral for open futures and forwards	$24,135,000	92.9%	$24,013,695

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.6	156,446

Total unrealized appreciation on forward contracts		0.6	156,446

Unrealized depreciation on forward contracts
Currencies		(2.3)	(607,349)

Total unrealized depreciation on forward contracts		(2.3)	(607,349)

Total forward contracts, at fair value		(1.7)	(450,903)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.3)	(97,491)
Energy		0.8	216,449
Financial		0.3	75,979
Food & Fiber		0.0 *	9,762
Indices		(0.2)	(50,940)
Livestock		(0.0) *	(2,000)
Metals		0.3	82,027

Total futures contracts purchased		0.9	233,786

Futures contracts sold
Currency		(0.0) *	(3,870)
Energy		0.0 *	12,840
Financial		0.7	185,915
Livestock		0.3	57,400
Food & Fiber		(0.1)	(12,415)
Metals		1.0	262,075

Total futures contracts sold		1.9	501,945

Total futures contracts, at fair value		2.8%	$735,731

Futures and forward contracts by country composition
European Monetary Union		(0.4)%	$(100,727)
Japan		0.8	200,616
United States		1.9	487,685
Other		(1.2)	(302,746)

Total futures and forward contracts by country		1.1%	$284,828

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Investment income
Interest income	$210,065	$322,594	$398,212	$725,511

Total income	210,065	322,594	398,212	725,511

Expenses
Incentive fee	3,050,224	—	3,831,165	—
Management fee	242,922	136,197	401,146	276,984
Ongoing offering expenses	131,309	36,144	216,836	112,245
Operating expenses	19,696	11,043	32,525	22,458
Selling commission	525,236	294,478	867,342	598,884
Brokerage commissions	286,367	237,099	579,812	571,848
Other	2,784	598	3,846	1,616

Total expenses	4,258,538	715,559	5,932,672	1,584,035

Net investment loss	(4,048,473)	(392,965)	(5,534,460)	(858,524)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	8,845,367	3,060,949	15,214,060	(1,802,959)
Net change in unrealized appreciation on futures and forward contracts	4,592,198	3,902,938	5,983,356	227,781

Net gain (loss) on investments	13,437,565	6,963,887	21,197,416	(1,575,178)

Net increase (decrease) in net assets from operations	$9,389,092	$6,570,922	$15,662,956	$(2,433,702)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$427.30	$353.64	$813.75	$(128.56)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$420.30	$358.63	$818.63	$(106.99)

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. – SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Six Months Ended June 30,
(Unaudited)

	2008	2007
Increase (decrease) in net assets from operations
Net investment loss	$(5,534,460)	(858,524)
Net realized gain (loss) on futures and forward contracts	15,214,060	(1,802,959)
Net change in unrealized appreciation on futures and forward contracts	5,983,356	227,781

Net increase (decrease) in net assets from operations	15,662,956	(2,433,702)

Capital share transactions
Issuance of Units	21,205,755	2,812,105
Redemption of Units	(4,936,472)	(7,353,228)

Net increase (decrease) in net assets from capital share transactions	16,269,283	(4,541,123)

Net increase (decrease) in net assets	31,932,239	(6,974,825)

Net assets, beginning of period	25,855,147	36,431,693

Net assets, end of period	$57,787,386	$29,456,868

Units, beginning of period	14,568.812	19,995.520
Issuance of Units	10,038.272	1,857.294
Redemption of Units	(2,323.939)	(4,676.791)

Units, end of period	22,283.145	17,176.023

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES B
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2008	2007
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$15,662,956	$(2,433,702)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. Government securities	(81,868,189)	(58,085,437)
Gross sales of U.S. Government securities	64,734,394	61,857,427
Amortization of discounts and premiums	334,960	655,748
Due from brokers	(9,731,575)	3,123,005
Other receivable	—	88,391
Due from affiliate	133,276	—
Unrealized appreciation on open forward contracts	(930,458)	183,902
Futures contracts purchased	(2,830,973)	(485,494)
Unrealized depreciation on open forward contracts	54,929	(401,436)
Futures contracts sold	(2,276,854)	475,879
Fees payable
Incentive fees payable to affiliate	2,138,912	—
Management fees	93,618	—
Other fees payable	189,590	(62,951)

Total fees payable	2,422,120	(62,951)

Net cash provided by (used in) operating activities	(14,295,414)	4,915,332

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	21,205,755	2,552,297
Redemptions, net of redemptions payable	(6,584,322)	(7,724,420)

Net cash provided by (used in) financing activities	14,621,433	(5,172,123)

Net increase (decrease) in cash	326,019	(256,791)

Cash, beginning of period	73,375	468,093

Cash, end of period	$399,394	211,302

Supplemental disclosure of noncash financing activities:
2007 subscriptions received in 2006		$259,808

Redemptions payable	$444,624

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. – SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Translation of Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the period end exchange rates. Purchases and sales of investments and income and expenses that are denominated in foreign currencies are translated into U.S. Dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are included in net gain (loss) on investments in the statements of operations.
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
Recently Issued Accounting Standards
SFAS No. 161
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions are effective for fiscal years beginning after November 15, 2008. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. Superfund Capital Management is currently evaluating the implications of SFAS 161. The impact on the Fund’s financial statement disclosures, if any, is currently being assessed.
3. Fair Value Measurements
The Fund follows Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within level 2 of the fair value hierarchy. As of and during the quarter ended June 30, 2008, the Fund held no derivative contracts valued using level 3 inputs.
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
The following table summarizes the valuation of the Fund’s assets and liabilities by the SFAS 157 fair value hierarchy as of June 30, 2008:
Series A.

	Balance
	June 30,
	2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$37,188,450	$—	$37,188,450	$—

Unrealized appreciation on open forward contracts	496,336	—	496,336	—

Futures contracts purchased	1,497,834	1,497,834	—	—

Futures contracts sold	1,299,076	1,299,076	—	—

Total Assets Measured at Fair Value	$40,481,696	$2,796,910	$37,684,786	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$295,713	$—	$295,713	$—

Total Liabilities Measured at Fair Value	$295,713	$—	$295,713	$—

Series B.

	Balance
	June 30,
	2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$40,812,530	$—	$40,812,530	$—

Unrealized appreciation on open forward contracts	1,086,904	—	1,086,904	—

Futures contracts purchased	3,064,759	3,064,759	—	—

Futures contracts sold	2,778,799	2,778,799	—	—

Total Assets Measured at Fair Value	$47,742,992	$5,843,558	$41,899,434	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$662,278	$—	$662,278	$—

Total Liabilities Measured at Fair Value	$662,278	$—	$662,278	$—

4. Due from/to brokers
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
5. Allocation of net profits and losses
In accordance with the Fund’s Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.
Advance subscriptions represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.
6. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum). Each Series is charged up to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, for ongoing organization and offering expenses. Any organization and offering costs above 1% of net assets per year will be borne by Superfund Capital Management. The Fund is charged monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated May 19, 2008, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund Asset Management, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
7. Financial highlights
Financial highlights for the period January 1 through June 30 are as follows:

	2008		2007
	Series A	Series B	Series A	Series B
Total return before incentive fees*	36.4%	57.3%	(3.4)%	(5.9)%
Incentive fees*	5.5%	11.2%	0.0%	0.0%

Total return after incentive fees*	30.9%	46.1%	(3.4)%	(5.9)%

Ratios to average net assets **
Operating expenses before incentive fees	8.7%	10.5%	9.3%	10.4%
Incentive fees	3.5%	9.6%	0.0%	0.0%

Total expenses	12.2%	20.1%	9.3%	10.4%

Net investment loss	(6.2)%	(8.5)%	(4.6)%	(5.6)%

Net asset value per unit, beginning of period	$1,486.44	$1,774.69	$1,500.20	$1,821.99

Net investment loss	(114.21)	(286.29)	(31.15)	(44.99)
Net gain (loss) on investments	573.72	1,104.92	(19.45)	(62.00)

Net asset value per unit, end of period	$1,945.95	$2,593.32	$1,449.60	$1,715.00

Financial highlights for the period April 1 through June 30 are as follows:

	2008		2007
	Series A	Series B	Series A	Series B
Total return before incentive fees*	15.3%	25.6%	18.1%	26.4%
Incentive fees*	3.7%	6.3%	0.0%	0.0%

Total return after incentive fees*	11.6%	19.3%	18.1%	26.4%

Ratios to average net assets **
Operating expenses before incentive fees	8.3%	9.9%	9.1%	10.1%
Incentive fees	3.2%	6.2%	0.0%	0.0%

Total expenses	11.5%	16.1%	9.1%	10.1%

Net investment loss	(6.2)%	(8.2)%	(4.4)%	(5.5)%

Net asset value per unit, beginning of period	$1,744.21	$2,173.02	$1,227.00	$1,356.37

Net investment loss	(89.60)	(184.25)	(14.73)	(21.20)
Net gain (loss) in investments	291.34	604.55	237.33	379.83

Net asset value per unit, end of period	$1,945.95	$2,593.32	$1,449.60	$1,715.00

*	Not annualized

**	Annualized, except for incentive fees
Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions and different incentive amounts due to the loss carry forwards discussed in Note 6.
8. Financial instrument risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
For Series A, gross unrealized gains and losses related to exchange traded futures were $2,938,633 and $141,724, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $496,336 and $295,713, respectively at June 30, 2008.
For Series B, gross unrealized gains and losses related to exchange traded futures were $6,098,256 and $662,278, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $1,086,904 and $662,278, respectively at June 30, 2008.

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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. The Fund has credit risk and concentration risk because the brokers with respect to the Fund’s assets are ADM Investor Services, Inc., Newedge USA, LLC, Bear Stearns Securities Corp. (“Bear Stearns”), Barclays Capital Inc., MF Global Inc. (“MFG”), and RBC Capital Markets Corporation. In March 2008, each Series ceased clearing trades with MFG and Bear Stearns. However, each Series has agreements in place with MFG and Bear Stearns allowing each Series to clear trades through these firms in the future at the option of each Series.
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
The majority of these futures and forwards mature within one year of June 30, 2008. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
9. Subscriptions and redemptions
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
A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such redemption to Superfund Capital Management not less than ten business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the date of redemption. However, in special circumstances, including, but not limited to, Superfund Capital Management’s inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended June 30, 2008, subscriptions totaling $10,347,113 have been accepted and redemptions over the same period totaled $15,642,926.
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
RESULTS OF OPERATIONS
Three Months ended June 30, 2008
Series A:
Net results for the quarter ended June 30, 2008 were a profit of 11.57% in net asset value compared to the preceding quarter. In this period, Series A experienced a net increase in net assets from operations of $4,432,744. This increase consisted of interest income of $229,437, trading gains of $6,534,433, and total expenses of $2,331,126. Expenses included $198,062 in management fees, $107,061 in organization and offering expenses, $16,059 in operating expenses, $428,243 in selling commissions, $1,422,166 in incentive fees, $156,476 in brokerage commissions, and $3,059 in other expenses. At June 30, 2008 and March 31, 2008, the net asset value per Unit of Series A was $1,945.95 and $1,744.21, respectively.
Series B:
Net results for the quarter ended June 30, 2008 were a profit of 19.34% in net asset value compared to the preceding quarter. In this period, Series B experienced a net increase in net assets from operations of $9,389,093. This increase consisted of interest income of $210,065, trading gains of $13,437,565, and total expenses of $4,258,538. Expenses included $242,922 in management fees, $131,309 in organization and offering expenses, $19,696 in operating expenses, $525,236 in selling commissions, $3,050,224 in incentive fees, $286,367 in brokerage commissions, and $2,784 in other expenses. At June 30, 2008 and March 31, 2008, the net asset value per Unit of Series B was $2,593.32 and $2,173.02, respectively.

Fund results for 2nd Quarter 2008:
In June, equity markets declined around the globe due to slowing growth and rising unemployment and commodity prices. Short positions in equity markets produced significant gains. Severe flooding in the U.S. caused significant delays in the grain planting process, sending prices soaring. Long positions in the agricultural sector resulted in an overall gain. World energy markets remained elevated as geopolitical concerns kept oil supply uncertainty high. Crude oil finished with a 9.8% gain. Long positions in the energy sector resulted in overall gains. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have any major influence on June’s positive performance.
In May, some foreign currencies approached all time highs. Long positions in foreign currencies resulted in an overall gain for this sector. World energy markets continued their historic advances in May as crude oil finished 12.9% higher. Heating oil, gasoline, and natural gas all rose sharply as declining margins continued to result in insufficient distillate fuel production. Long positions in this sector resulted in a substantial gain. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have any major influence on May’s overall positive performance.
In April, world bond markets moved lower as growing inflation readings added to late March’s weakness. U.S. bonds rallied early in the month before values moved lower as consumer prices rose due to higher fuel and food costs. Long positions in this market sector resulted in a loss. World energy markets traded higher in April as oil futures moved 12.3%, reaching all time highs. The ongoing weakness of the U.S. Dollar provided early support, while strong demand from developing nations, bullish domestic inventory reports, and continued geopolitical concerns provided support throughout the month. Long positions led to an overall gain in the energy sector. Other market sectors, relative to the bond and energy sector, did not reveal significant trends and did not have a major influence on April’s slightly negative performance.
For the second quarter of 2008, the most profitable market sector for the Fund on an overall basis was the energy sector, while the greatest losses resulted from the Fund’s positions in the bonds sector.
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
World stock indices moved steadily higher in January on the strength of various economic indicators, resulting in gains for the Fund’s long positions in this market sector. In January, American and European bond futures trended lower for the second consecutive month as employment and inflation figures pointed toward ongoing central bank vigilance. The Fund’s short positions in this sector produced positive results. Three month Eurodollar futures and three month Euribor futures continued their downward trends, resulting in a relatively large gain from short positions in this sector. World energy markets continued to trend lower early in January, but this trend reversed dramatically as natural gas finished 15.9% higher, crude oil rallied from a 17% deficit to finish 6.9% lower, and heating oil rallied to finish unchanged after trading over 12% lower early in the month. Short positions resulted in relatively large losses for this market sector and contributed significantly to the Fund’s overall loss for January. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a major influence on this January’s overall negative performance.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open future and forward currency contracts at December 31, 2007 and June 30, 2008.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
FASB Interpretation 161
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions are effective for fiscal years beginning after November 15, 2008. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. Management is currently evaluating the implications of SFAS 161. The impact on the Fund’s financial statement disclosures, if any, is currently being assessed.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTRODUCTION
Past Results are Not Necessarily Indicative of Future Performance.
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
THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2008. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2008, the capitalization of Series A was $42,288,603 and the net asset for Series B was $57,787,386.

Series A as of June 30, 2008:

	Value at	% of Total
Sector	Risk	Capitalization
Stock Indices	$1,815,247	4.29%
Financial Futures	464,626	1.10
Currencies	2,517,243	5.95
Agricultural Products	549,285	1.30
Energy	957,570	2.26
Metals	877,738	2.08

Total	$7,181,709	16.98%
Series B as of June 30, 2008:

	Value	% of Total
Sector	at Risk	Capitalization
Stock Indices	$3,884,883	6.72%
Financial Futures	929,598	1.61
Currencies	5,272,193	9.12
Agricultural Products	1,093,223	1.89
Energy	2,004,440	3.47
Metals	1,841,680	3.19

Total	$15,026,017	26.00%
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

The following were the primary trading risk exposures of the Fund as of June 30, 2008 by market sector:
Currencies
The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of June 30, 2008, the exposure to these markets was the highest among all market groups.
Energy
The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by increased demand from the United States and other developed and developing countries as well as supply shortages due to extreme weather conditions. As of June 30, 2008, the exposure to these markets showed a similar trend in comparison to historic levels.
Stock Indices
Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of June 30, 2008, the exposure to these markets was significantly higher in comparison to historic levels.
Metals
The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of June 30, 2008, the exposure to these markets was higher in comparison to historic levels.
Agricultural Market
The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of June 30, 2008, the exposure to these markets was significantly higher in comparison to historic levels.
Interest Rates
Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of June 30, 2008, the exposure to these markets was lowest among all market groups.
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
ITEM 4T. CONTROLS AND PROCEDURES
There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to the Fund.

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
The following tables summarize the redemptions by investors during the three months ended June 30, 2008:
Series A:

Month	Units Redeemed	NAV per Units ($)
April 30, 2008	2,109.630	1,716.85
May 31, 2008	1,027.070	1,806.35
June 30, 2008	329.251	1,945.95

	3,465.951

Series B:

Month	Units Redeemed	NAV per Units ($)
April 30, 2008	190.993	2,146.93
May 31, 2008	287.093	2,304.36
June 30, 2008	171.449	2,593.32

	649.536

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2008.

QUADRIGA SUPERFUND, L.P.
(Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

August 13, 2008	By:	/s/ Nigel James

Date		Nigel James
President and Principal Executive Officer

August 13, 2008	By:	/s/ Roman Gregorig

Date		Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1