Form 10-Q/A
period 2008-06-30
QUADRIGA SUPERFUND
filed 2008-08-21
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Yes ☐   No ☑

EXPLANATORY NOTE
Quadriga Superfund, L.P. (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2008, solely to correct typographical errors included in the Registrant’s financial statements and notes to financial statements. The Series A Statement of Cash Flows for the six months ended June 30, 2008 incorrectly presented the gross purchases of U.S. Government securities for 2008 as $85,217,987. The revised Statement of Cash Flows for Series A for the six months ended June 30, 2008 properly presents the amount as ($85,217,987). Additionally, in the notes to financial statements, Note 8 financial instrument risk incorrectly included the gross unrealized losses related to exchange traded futures for Series B as $662,278. The revised notes to financial statements, Note 8 financial instrument risk properly states the amount for Series B as $254,798. In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-Q/A sets forth the complete text of Item 1 of Part 1 of the Registrant’s Form 10-Q for the period ended June 30, 2008, as amended, and also includes new Rule 13a-14(a)/15d-14(a)and Section 1350 certifications.
Except as required to reflect the item described above, no attempt has been made in this Form 10-Q/A to modify or update disclosures in the original report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC on August 14, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and the Registrant’s filings made with the SEC subsequent to the filing of the Form 10-Q.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements of Quadriga Superfund, L.P. — Series A are included in Item 1:

Page
Financial Statements (unaudited)

Statements of Assets and Liabilities as of June 30, 2008 and December 31, 2007	4

Condensed Schedule of Investments as of June 30, 2008	5

Condensed Schedule of Investments as of December 31, 2007	6

Statements of Operations for the three months ended June 30, 2008 and June 30, 2007 and the six months ended June 30, 2008 and June 30, 2007	7

Statements of Changes in Net Assets for the six months ended June 30, 2008 and June 30, 2007	8

Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007	9
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
The following financial statements of Quadriga Superfund, L.P. — Series B are included in Item 1:

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

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2008 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 28, 2008 (amortized cost of $37,188,450), securities are held in margin accounts as collateral for open futures and forwards	$37,300,000	87.9%	$37,188,450

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.2	496,336

Total unrealized appreciation on forward contracts		1.2	496,336

Unrealized depreciation on forward contracts
Currency		(0.7)	(295,713)

Total unrealized depreciation on forward contracts		(0.7)	(295,713)

Total forward contracts, at fair value		0.5	200,623

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.8	326,359
Energy		1.6	677,732
Financial		0.0 *	1,594
Food & Fiber		0.6	262,774
Indices		(0.0) *	2,582
Metals		0.5	226,793

Total futures contracts purchased		3.5	1,497,834

Futures Contracts Sold
Currency		0.1	62,790
Financial		1.5	618,834
Indices		1.3	533,134
Livestock		0.1	46,230
Food & Fiber		0.0 *	(1,900)
Metals		0.1	39,988

Total futures contracts sold		3.1	1,299,076

Total futures contracts, at fair value		6.6	2,796,910

Futures and forward contracts by country composition
European Monetary Union		1.6	692,724
Japan		1.1	464,913
United States		2.7	1,139,987
Other		1.7	699,909

Total futures and forward contracts by country		7.1%	$2,997,533

*	Due to Rounding
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

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2008	2007
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$13,844,986	$(2,630,038)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. Government securities	(85,217,987)	(118,544,437)
Gross sales of U.S. Government securities	102,682,797	121,759,734
Amortization of discounts and premiums	566,499	1,441,995
Due from brokers	1,598,417	4,730,549
Due to affiliate	(133,276)	—
Unrealized appreciation on open forward contracts	(266,622)	176,861
Futures contracts purchased	(1,131,822)	(794,229)
Unrealized depreciation on open forward contracts	(622,755)	(552,979)
Futures contracts sold	(540,824)	217,281
Fees payable
Incentive fee payable to affiliate	1,005,589	—
Management fee	68,130	—
Other fees payable	(123,238)	121,475

Total fees payable	950,481	121,475

Net cash provided by operating activities	31,729,894	5,926,212

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,377,050	2,341,727
Redemptions, net of redemptions payable	(34,122,909)	(8,469,584)

Net cash used in financing activities	(31,745,859)	(6,127,857)

Net decrease in cash	(15,965)	(201,645)

Cash, beginning of period	114,554	555,433

Cash, end of period	$98,589	$353,788

Supplemental disclosure of non-cash financing activities

2007 subscriptions received in 2006		$277,500

Redemptions payable	$640,705

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

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2008 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 28, 2008 (amortized cost of $40,812,530), securities are held in margin accounts as collateral for open futures and forwards	$40,930,000	70.6%	$40,812,530

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		1.9	1,086,904

Total unrealized appreciation on forward contracts		1.9	1,086,904

Unrealized depreciation on forward contracts
Currencies		(1.2)	(662,278)

Total unrealized depreciation on forward contracts		(1.2)	(662,278)

Total forward contracts, at fair value		0.7	424,626

Futures contracts, at fair value
Futures contracts purchased
Currency		1.1	648,869
Energy		2.4	1,395,811
Financial		0.0 *	4,516
Food & Fiber		0.9	526,491
Indices		(0.0)*	399
Metals		0.9	488,673

Total futures contracts purchased		5.3	3,064,759

Futures contracts sold
Currency		0.2	128,960
Financial		2.2	1,282,074
Indices		2.0	1,148,095
Livestock		0.1	93,230
Food & Fiber		0.0 *	(3,660)
Metals		0.2	130,100

Total futures contracts sold		4.7	2,778,799

Total futures contracts, at fair value		10.0	5,843,558

Futures and forward contracts by country composition
European Monetary Union		2.5	1,462,486
Japan		1.6	950,666
United States		4.1	2,422,757
Other		2.5	1,432,275

Total futures and forward contracts by country		10.7%	$6,268,184

*	Due to rounding
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

For Series B, gross unrealized gains and losses related to exchange traded futures were $6,098,356 and $254,798, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $1,086,904 and $662,278, respectively at June 30, 2008.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 21, 2008.

QUADRIGA SUPERFUND, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

August 21, 2008 Date	By: /s/ Nigel James Nigel James
President and Principal Executive Officer

August 21, 2008 Date	By: /s/ Roman Gregorig Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1