Form 10-Q
period 2008-09-30
QUADRIGA SUPERFUND
filed 2008-11-14
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Quadriga Superfund, L.P. — Series A are included in Item 1:

Page
Financial Statements (unaudited)

Statements of Assets and Liabilities as of September 30, 2008 and December 31, 2007	3

Condensed Schedule of Investments as of September 30, 2008	4

Condensed Schedule of Investments as of December 31, 2007	5

Statements of Operations for the three months ended September 30, 2008 and September 30, 2007 and for nine months ended September 30, 2008 and September 30, 2007	6

Statements of Changes in Net Assets for the nine months ended September 30, 2008 and September 30, 2007	7

Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007	8
EX-31.1
EX-31.2
EX-32.1
EX-32.2
The following unaudited financial statements of Quadriga Superfund, L.P. — Series B are included in Item 1:

Page
Financial Statements (unaudited)

Statements of Assets and Liabilities as of September 30, 2008 and December 31, 2007	9

Condensed Schedule of Investments as of September 30, 2008	10

Condensed Schedule of Investments as of December 31, 2007	11

Statements of Operations for the three months ended September 30, 2008 and September 30, 2007 and for nine months ended September 30, 2008 and September 30, 2007	12

Statements of Changes in Net Assets for the nine months ended September 30, 2008 and September 30, 2007	13

Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007	14

Notes to Series A and Series B Unaudited Financial Statements Dated September 30, 2008	15-21

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS

US Government securities, at fair value (amortized costs of $31,514,102 and $55,219,759 as of September 30, 2008 and December 31, 2007, respectively)
	$31,514,102	$55,219,759

Due from brokers	3,413,696	5,505,137

Unrealized appreciation on open forward contracts	252,146	229,714

Futures contracts purchased	—	366,012

Futures contracts sold	819,905	758,252

Cash	506,320	114,554

Total assets	36,506,169	62,193,428

LIABILITIES

Unrealized depreciation on open forward contracts	262,617	918,468

Futures contracts purchased	306,455	—

Redemptions payable	1,694,843	2,895,673

Due to affiliate	—	133,276

Management fees	55,425	94,313

Other fees payable	138,952	217,190

Total liabilities	2,458,292	4,258,920

NET ASSETS	$34,047,877	$57,934,508

Number of Units	20,323.508	38,975.348

Net asset value per Unit	$1,675.30	$1,486.44

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2008 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 28, 2008 (amortized cost $31,514,102), securities are held in margin accounts as collateral for open futures and forwards	$31,600,000	92.6%	$31,514,102

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	252,146

Total unrealized appreciation on forward contracts		0.7	252,146

Unrealized depreciation on forward contracts
Currency		(0.7)	(262,617)

Total unrealized depreciation on forward contracts		(0.7)	(262,617)

Total forward contracts, at fair value		(0.0) *	(10,471)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.1	50,910
Financial		0.2	77,858
Food & Fiber		(0.1)	(52,594)
Indices		(0.0) *	(2,724)
Metals		(1.1)	(379,905)

Total futures contracts purchased		(0.9)	(306,455)

Futures Contracts Sold
Currency		(0.1)	(39,094)
Financial		0.4	148,333
Indices		1.7	566,820
Livestock		0.3	94,850
Food & Fiber		0.1	50,108
Metals		(0.0) *	(1,112)

Total futures contracts sold		2.4	819,905

Total futures contracts, at fair value		1.5	513,450

Futures and forward contracts by country composition
European Monetary Union		0.6	190,245
Japan		0.8	272,547
United States		(0.4)	(144,433)
Other		0.5	184,620

Total futures and forward contracts by country		1.5%	$502,979

*	Due to rounding
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

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Investment income
Interest income	$176,226	$706,474	$814,550	$2,286,995

Total income	176,226	706,474	814,550	2,286,995

Expenses
Selling commissions	376,532	596,817	1,380,848	1,897,636
Management fee	174,146	276,028	638,642	877,656
Ongoing offering expenses	94,133	37,301	345,212	280,299
Operating expenses	14,120	22,381	51,782	71,161
Incentive fee	—	—	1,786,681	—
Brokerage commissions	133,131	411,958	579,785	1,255,342
Other	7,537	1,452	11,780	2,519

Total expenses	799,599	1,345,937	4,794,730	4,384,613

Net investment loss	(623,373)	(639,463)	(3,980,180)	(2,097,618)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(2,946,421)	(742,660)	11,735,085	(2,857,156)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,452,818)	(1,799,851)	67,469	(857,238)

Net gain (loss) on investments	(5,399,239)	(2,542,511)	11,802,554	(3,714,394)

Net increase (decrease) in net assets from operations	$(6,022,612)	$(3,181,974)	$7,822,374	$(5,812,012)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(271.05)	$(71.32)	$292.31	$(125.19)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(270.65)	$(69.67)	$188.86	$(120.27)

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30,
(Unaudited)

	2008	2007
Increase (Decrease) in net assets from operations
Net investment loss	$(3,980,180)	$(2,097,618)
Net realized gain (loss) on futures and forward contracts	11,735,085	(2,857,156)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	67,469	(857,238)

Net increase (decrease) in net assets from operations	7,822,374	(5,812,012)

Capital share transactions
Issuance of Units	4,768,309	3,064,060
Redemption of Units	(36,477,314)	(11,083,533)

Net decrease in net assets from capital share transactions	(31,709,005)	(8,019,473)

Net decrease in net assets	(23,886,631)	(13,831,485)

Net assets, beginning of period	57,934,508	72,305,161

Net assets, end of period	$34,047,877	$58,473,676

Units, beginning of period	38,975.348	48,197.014
Issuance of Units	2,747.546	2,251.510
Redemption of Units	(21,399.386)	(8,074.217)

Units, end of period	20,323.508	42,374.307

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited)

	2008	2007
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$7,822,374	$(5,812,012)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. Government securities	(120,334,035)	(173,875,535)
Gross sales of U.S. Government securities	143,314,323	180,842,157
Amortization of discounts and premiums	725,369	2,080,758
Due from brokers	2,091,441	4,847,355
Due to affiliate	(133,276)	—
Unrealized appreciation on open forward contracts	(22,432)	(637,684)
Futures contracts purchased	672,467	(3,026,058)
Unrealized depreciation on open forward contracts	(655,851)	(794,842)
Futures contracts sold	(61,653)	5,246,634
Management fee	(38,888)	(21,770)
Other fees payable	(78,238)	(104,486)

Net cash provided by operating activities	33,301,601	8,744,517

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	4,768,309	2,786,560
Redemptions, net of redemptions payable	(37,678,144)	(12,087,489)
Cash overdraft	—	979

Net cash used in financing activities	(32,909,835)	(9,299,950)

Net increase (decrease) in cash	391,766	(555,433)

Cash, beginning of period	114,554	555,433

Cash, end of period	$506,320	$—

Supplemental disclosure of non-cash financing activities
2007 subscriptions received in 2006		$277,500

Redemptions payable	$1,694,843

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS

US Government securities, at fair value (amortized costs of $39,826,242 and $24,013,695 as of September 30, 2008 and December 31, 2007, respectively)	$39,826,242	$24,013,695

Due from brokers	11,974,814	3,513,469

Due from affiliates	—	133,276

Unrealized appreciation on open forward contracts	616,408	156,446

Futures contracts purchased	—	233,786

Futures contracts sold	2,020,790	501,945

Cash	454,356	73,375

Total assets	54,892,610	28,625,992

LIABILITIES

Unrealized depreciation on open forward contracts	650,569	607,349

Futures contracts purchased	643,997	—

Redemptions payable	996,594	2,092,474

Management fees	82,646	43,331

Other fees payable	220,217	27,691

Total liabilities	2,594,023	2,770,845

NET ASSETS	$52,298,587	$25,855,147

Number of Units	25,471.798	14,568.812

Net asset value per Unit	$2,053.20	$1,774.69

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2008 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 28, 2008 (amortized cost $39,826,242), securities are held in margin accounts as collateral for open futures and forwards	$39,935,000	76.2%	$39,826,242

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.2	616,408

Total unrealized appreciation on forward contracts		1.2	616,408

Unrealized depreciation on forward contracts
Currency		(1.2)	(650,569)

Total unrealized depreciation on forward contracts		(1.2)	(650,569)

Total forward contracts, at fair value		(0.0)*	(34,161)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.2	91,471
Financial		0.4	207,867
Food & Fiber		(0.2)	(129,218)
Indices		(0.1)	(7,067)
Metals		(1.6)	(807,050)

Total futures contracts purchased		(1.3)	(643,997)

Futures contracts sold
Currency		(0.2)	(88,612)
Financial		0.7	346,342
Indices		2.6	1,375,701
Livestock		0.4	223,270
Food & Fiber		0.3	144,988
Metals		0.1	19,101

Total futures contracts sold		3.9	2,020,790

Total futures contracts, at fair value		2.6	1,376,793

Futures and forward contracts by country composition
European Monetary Community		0.9	451,435
Japan		1.3	673,782
United States		(0.4)	(205,660)
Other		0.8	423,075

Total futures and forward contracts by country		2.6%	$1,342,632

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 28, 2008 (amortized cost $24,013,695), securities are held in margin accounts as collateral for open futures and forwards	$24,135,000	92.9%	$24,013,695

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	156,446

Total unrealized appreciation on forward contracts		0.6	156,446

Unrealized depreciation on forward contracts
Currency		(2.3)	(607,349)

Total unrealized depreciation on forward contracts		(2.3)	(607,349)

Total forward contracts, at fair value		(1.7)	(450,903)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.3)	(97,491)
Energy		0.8	216,449
Financial		0.3	75,979
Food & Fiber		0.0 *	9,762
Indices		(0.2)	(50,940)
Livestock		(0.0)*	(2,000)
Metals		0.3	82,027

Total futures contracts purchased		0.9	233,786

Futures contracts sold
Currency		(0.0)*	(3,870)
Energy		0.0 *	12,840
Financial		0.7	185,915
Livestock		0.3	57,400
Food & Fiber		(0.1)	(12,415)
Metals		1.0	262,075

Total futures contracts sold		1.9	501,945

Total futures contracts, at fair value		2.8	735,731

Futures and forward contracts by country composition
European Monetary Union		(0.4)	(100,727)
Japan		0.8	200,616
United States		1.9	487,685
Other		(1.2)	(302,746)

Total futures and forward contracts by country		1.1%	$284,828

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Investment income

Interest income	$234,976	$313,795	$633,188	$1,036,910

Total income	234,976	313,795	633,188	1,036,910

Expenses
Selling commissions	514,910	269,574	1,382,252	868,456
Management fee	238,146	124,678	639,292	401,661
Ongoing offering expenses	128,727	16,848	345,563	129,094
Operating expenses	19,309	10,109	51,834	32,567
Incentive fee	—	—	3,831,165	—
Brokerage commissions	294,619	280,526	874,431	852,375
Other	12,815	1,350	16,661	571

Total expenses	1,208,526	703,085	7,141,198	2,284,724

Net investment loss	(973,550)	(389,290)	(6,508,010)	(1,247,814)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(6,774,348)	(832,765)	8,513,880	(2,628,569)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(4,851,385)	(973,808)	1,057,804	(753,182)

Net gain (loss) on investments	(11,625,733)	(1,806,573)	9,571,684	(3,381,751)

Net increase (decrease) in net assets from operations	(12,599,283)	(2,195,863)	3,063,674	(4,629,565)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	(511.52)	(124.24)	146.07	(251.04)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(540.12)	$(123.84)	$278.51	$(230.83)

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30,
(Unaudited)

	2008	2007
Increase (decrease) in net assets from operations

Net investment loss	$(6,508,010)	$(1,247,814)

Net realized gain (loss) on futures and forward contracts	8,513,880	(2,628,569)

Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,057,804	(753,182)

Net increase (decrease) in net assets from operations	3,063,674	(4,629,565)

Capital share transactions
Issuance of Units	30,269,792	4,345,222
Redemption of Units	(6,890,026)	(10,409,586)

Net increase (decrease) in net assets from capital share transactions	23,379,766	(6,064,364)

Net increase (decrease) in net assets	26,443,440	(10,693,929)

Net assets, beginning of period	25,855,147	36,431,693

Net assets, end of period	$52,298,587	$25,737,764

Units, beginning of period	14,568.812	19,995.520
Issuance of Units	14,166.071	2,820.373
Redemption of Units	(3,263.085)	(6,640.372)

Units, end of period	25,471.798	16,175.521

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited)

	2008	2007
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$3,063,674	$(4,629,565)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. Government securities	(122,002,215)	(81,866,667)
Gross sales of U.S. Government securities	105,669,394	87,382,041
Amortization of discounts and premiums	520,274	931,825
Due from brokers	(8,461,345)	3,040,378
Other receivables	—	88,391
Due from affiliate	133,276	—
Unrealized appreciation on open forward contracts	(459,962)	(364,067)
Futures contracts purchased	877,783	(2,055,795)
Unrealized depreciation on open forward contracts	43,220	(555,619)
Futures contracts sold	(1,518,845)	3,684,816
Management fees	39,315	(8,077)
Other fees payable	192,526	(74,996)

Net cash provided by (used in) operating activities	(21,902,905)	5,572,665

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	30,269,792	4,085,414
Redemptions, net of redemptions payable	(7,985,906)	(10,064,442)

Net cash provided by (used in) financing activities	22,283,886	(5,979,028)

Net increase (decrease) in cash	380,981	(406,363)

Cash, beginning of period	73,375	468,093

Cash, end of period	$454,356	$61,730

Supplemental disclosure of noncash financing activities:
2007 contributions received in 2006		$259,808

Redemptions payable	$996,594

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within level 2 of the fair value hierarchy. As of and during the quarter ended September 30, 2008, the Fund held no derivative contracts valued using level 3 inputs.
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
The following table summarizes the valuation of the Fund’s assets and liabilities by the SFAS 157 fair value hierarchy as of September 30, 2008:
Series A.

	Balance
	September
	30, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$31,514,102	$—	$31,514,102	$—

Unrealized appreciation on open forward contracts	252,146	—	252,146	—

Futures contracts sold	819,905	819,905	—	—

Total Assets Measured at Fair Value	$32,586,153	$819,905	$31,766,248	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$262,617	$—	$262,617	$—

Futures contracts purchased	306,455	306,455	—	—

Total Liabilities Measured at Fair Value	$569,072	$306,455	$262,617	$—

Series B.

	Balance
	September
	30, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$39,826,242	$—	$39,826,242	$—

Unrealized appreciation on open forward contracts	616,408	—	616,408	—

Futures contracts sold	2,020,790	2,020,790	—	—

Total Assets Measured at Fair Value	$42,463,440	$2,020,790	$40,442,650	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$650,569	$—	$650,569	$—

Futures contracts purchased	643,997	643,997	—	—

Total Liabilities Measured at Fair Value	$1,294,566	$643,997	$650,569	$—

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
6. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated May 19, 2008, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
7. Financial highlights
Financial highlights for the period January 1 through September 30 are as follows:

	2008		2007
	Series A	Series B	Series A	Series B
Total return before incentive fees*	18.2%	25.3%	(8.0)%	(12.7)%
Incentive fees*	5.5%	9.6%	0.0%	0.0%

Total return after incentive fees*	12.7%	15.7%	(8.0)%	(12.7)%

Ratios to average partners’ capital **
Operating expenses before incentive fees	8.6%	10.2%	9.1%	10.3%
Incentive fees	3.8%	8.8%	0.0%	0.0%

Total expenses	12.4%	19.0%	9.1%	10.3%

Net investment loss	(6.3)%	(8.2)%	(4.4)%	(5.6)%

Net asset value per unit, beginning of period	$1,486.44	$1,774.69	$1,500.20	$1,821.99
Net investment loss	(147.95)	(309.47)	(44.84)	(66.77)
Net gain (loss) in investments	336.81	587.98	(75.43)	(164.06)

Net asset value per unit, end of period	$1,675.30	$2,053.20	$1,379.93	$1,591.16

*	Not annualized

**	Annualized, except for incentive fees

Financial highlights for the period July 1 through September 30 are as follows:

	2008		2007
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(13.9)%	(20.8)%	(4.8)%	(7.2)%
Incentive fees*	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(13.9)%	(20.8)%	(4.8)%	(7.2)%

Ratios to average partners’ capital **
Operating expenses before incentive fees	8.2%	9.1%	8.7%	10.0%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	8.2%	9.1%	8.7%	10.0%

Net investment loss	(6.4)%	(7.3)%	(4.2)%	(5.6)%

Net asset value per unit, beginning of period	$1,945.95	$2,593.32	$1,449.60	$1,715.00

Net investment loss	(28.05)	(39.52)	(14.36)	(22.14)
Net loss on investments	(242.60)	(500.60)	(55.31)	(101.70)

Net asset value per unit, end of period	$1,675.30	$2,053.20	$1,379.93	$1,591.16

*	Not annualized

**	Annualized, except for incentive fees
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

For Series A, gross unrealized gains and losses related to exchange traded futures were $1,106,694 and ($593,243), respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $252,146 and ($262,617), respectively at September 30, 2008.
For Series B, gross unrealized gains and losses related to exchange traded futures were $2,727,725 and ($1,350,934) , respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $616,408 and ($650,569), respectively at September 30, 2008.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Newedge USA, LLC, Barclays Capital Inc., and RBC Capital Markets Corporation.
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
The majority of these futures and forwards mature within one year of September 30, 2008. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended September 30, 2008, subscriptions totaling $11,237,369 have been accepted and redemptions over the same period totaled $4,957,103.
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
RESULTS OF OPERATIONS
Three Months ended September 30, 2008
Series A:
Net results for the quarter ended September 30, 2008 were a loss of 13.9% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $6,022,612. This decrease consisted of interest income of $176,226, trading losses of $5,399,239, and total expenses of $799,599. Expenses included $174,146 in management fees, $94,133 in ongoing offering expenses, $14,120 in operating expenses, $376,532 in selling commissions, $133,131 in brokerage commissions, and $7,537 in other expenses. At September 30, 2008 and June 30, 2008, the net asset value per Unit of Series A was $1,675.30 and $1,945.95, respectively.

Series B:
Net results for the quarter ended September 30, 2008 were a loss of 20.8% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $12,599,283. This decrease consisted of interest income of $234,976, trading losses of $11,625,733, and total expenses of $1,208,526. Expenses included $238,146 in management fees, $128,727 in ongoing offering expenses, $19,309 in operating expenses, $514,910 in selling commissions, $294,619 in brokerage commissions, and $12,815 in other expenses. At September 30, 2008 and June 30, 2008, the net asset value per Unit of Series B was $2,053.20 and $2,593.32, respectively.
Fund results for 3rd Quarter 2008:
In September, worldwide stock indices finished the month with significant losses. Major European indices finished 6-19% lower, while the Dow Jones and Nasdaq finished 6.3% and 15.6% lower, respectively. The Fund’s short positions in stock indices produced gains for the month. Energy markets continued to drop from record highs three months prior, finishing the month with steep losses. Despite a short lived rally, crude oil prices finished 13.2% lower on the month, while natural gas and gasoline futures lost 11% and 12.6%, respectively. The Fund’s long energy positions resulted in losses for the month.
In August, U.S. dollar index futures surged 5.5% as the EUR/USD declined 8.5%. Recessionary fears in the United Kingdom led to the GBP/USD’s largest decline in two years, while the Australian dollar declined 8.4%. The Fund’s short positions in the U.S. dollar resulted in a relatively large loss for the month. U.S. dollar gains combined with contracting global demand and record OPEC production contributed to a 7.1% decline in crude oil. Natural gas also declined, finishing 13.8% lower. The Fund’s long positions in the energy sector resulted in losses for the month. Gold dropped to its lowest levels since December, finishing the month 9.4% lower. Silver and platinum also experienced declines, falling 23.7% and 14.8%, respectively. Nickel had a surprise gain of 10.2% as key producers announced plans to cut output. The Fund’s long positions in the metals sector resulted in a relatively large loss. World bond markets traded higher as global economic growth concerns widened. U.S. 30-year bond futures traded to a four month high, while European bond futures rallied as euro zone annual inflation eased to 3.8% and German GDP contracted by 0.8%. The Fund’s long positions in the bonds sector resulted in an overall gain.
In July, write-offs continued to plague financials as equities endured heavy selling. The U.S. government responded by enacting emergency measures to stabilize the financial system. In the United Kingdom, the FTSE Index finished with a 4.5% loss. The Fund’s short position in stock indices resulted in an overall gain. Agricultural futures gave back nearly all of June’s gains as soybean futures fell 10.8%, corn plummeted 19.7%, and wheat futures fell 8.2% on the month. The Fund’s long positions in the agricultural market resulted in a substantial loss. Energy prices fell sharply in July due to a reduction in geopolitical hostilities and further evidence of overall reductions in global demand. Both crude oil and gas futures experienced greater than 10% declines. Natural gas plummeted over 30% due to inventory gains. The Fund’s long positions in the energy sector resulted in significant losses. Gold ultimately finished 1.5% lower after an initial rally in the first half of July. Platinum also fell over 15%, a result of significant declines in U.S. auto sales. The Fund’s long positions in the metals sector produced an overall loss.
For the third quarter of 2008, the most profitable market group overall was stock indices while the largest losses resulted from positions in the energy sector.
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

Series B:
Net results for the quarter ended June 30, 2008 were a profit of 19.34% in net asset value compared to the preceding quarter. In this period, Series B experienced a net increase in net assets from operations of $9,389,092. This increase consisted of interest income of $210,065, trading gains of $13,437,565, and total expenses of $4,258,538. Expenses included $242,922 in management fees, $131,309 in organization and offering expenses, $19,696 in operating expenses, $525,236 in selling commissions, $3,050,224 in incentive fees, $286,367 in brokerage commissions, and $2,784 in other expenses. At June 30, 2008 and March 31, 2008, the net asset value per Unit of Series B was $2,593.32 and $2,173.02, respectively.
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
Three Months ended March 31, 2007
Series A:
Net results for the quarter ended March 31, 2007 were a loss of 18.21% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $13,105,573. This decrease consisted of interest income of $847,926, other income of $972, trading losses of $12,347,714, and total expenses of $1,606,757. Expenses included $299,988 in management fees, $162,155 in organization and offering expenses, $24,323 in operating expenses, $648,622 in selling commissions, $470,143 in brokerage commissions, and $1,526 in other expenses. At March 31, 2007 and December 31, 2006, the net asset value per Unit of Series A was $1,227.00 and $1,500.20, respectively.
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

CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at September 30, 2008 and December 31, 2007.
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
Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-

trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.
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
THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
The following tables indicate the average, highest, and lowest amounts of trading Value at Risk associated with the Fund’s open positions by market category for the nine months ended September 30, 2008 and for year ended December 31, 2007. During the nine months ended September 30, 2008, the average capitalization for Series A was $35,745,880 and the average capitalization for Series B was $53,295,181.

Series A as of September 30, 2008:

	Value at	% of Total
Sector	Risk	Capitalization
Stock Indices	$1,164,119	3.25%
Financial Futures	649,332	1.82
Currencies	261,185	0.73
Agricultural Products	157,054	0.44
Metals	121,902	0.34

Total	$2,353,592	6.58%
Series B as of September 30, 2008:

	Value at	% of Total
Sector	Risk	Capitalization
Stock Indices	$2,694,404	5.05%
Financial Futures	1,367,307	2.57
Currencies	557,255	1.05
Agricultural Products	426,071	0.80
Metals	324,049	0.60

Total	$5,369,086	10.07%
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
The following were the primary trading risk exposures of the Fund as of September 30, 2008 by market sector.

Stock Indices
Generally, the Fund’s primary exposure is to the equity price risk in the G-7 countries and certain other countries with high liquidity (Taiwan, Hong Kong, Switzerland and Spain). The Fund is primarily exposed to the risk of adverse price trends or static markets in these countries. Static markets would not cause major price changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous smaller losses. As of September 30, 2008 the exposure to these markets was the highest among all market groups.
Agricultural Market
The Fund’s agricultural market exposure is to fluctuations in the price of cocoa, sugar, coffee, cotton, lean hogs and live cattle. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of September 30, 2008, the exposure to these markets showed a similar trend in comparison to historic levels.
Currencies
The Fund’s currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political, geopolitical and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, (e.g., positions between two currencies other than the U.S. Dollar). Superfund Capital Management does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. As of September 30, 2008, the exposure to these markets was lower in comparison to historic levels.
Metals
The Fund’s metals market exposure derives primarily from fluctuations in the price of gold, silver, platinum, copper, zinc, nickel and aluminum. These markets are generally diversified in terms of correlation to many of the other sectors the Fund trades. As of September 30, 2008, the exposure to these markets was lower in comparison to historic levels.
Interest Rates
Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of the Fund’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe, the United Kingdom, Australia and Japan. The changes in interest rates which have the most effect on the Fund are changes in long-term as opposed to short-term rates. As of September 30, 2008, the exposure to these markets was lowest among all market groups.
Energy
The Fund’s primary energy market exposure is to crude oil, natural gas and heating oil. Movements in these markets are often due to geopolitical developments in the Middle East but can also be caused by increased demand from the United States and other developed and developing countries as well as supply shortages due to extreme weather conditions. As of September 30, 2008, there was no exposure to these markets.
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
ITEM 4T. CONTROLS AND PROCEDURES
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
There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect Superfund Capital Management’s internal control over financial reporting with respect to the Fund.

PART II-OTHER INFORMATION
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
The following tables summarize the redemptions by investors during the three months ended September 30, 2008:
Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2008	461.021	1,758.12
August 31, 2008	1,255.584	1,676.53
September 30, 2008	1,011.128	1,675.30

	2,727.733

Series B:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2008	183.020	2,204.38
August 31, 2008	270.831	2,043.87
September 30, 2008	485.363	2,053.20

	939.214

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders.

None
Item 5. Other Information.
None
Item 6. Exhibits.
The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRIGA SUPERFUND, L.P.
(Registrant)

	By:	Superfund Capital Management, Inc. General Partner

November 14 , 2008	By:	/s/Nigel James

Date		Nigel James
President and Principal Executive Officer

November 14, 2008	By:	/s/Roman Gregorig

Date		Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1