Form 10-K
period 2008-12-31
QUADRIGA SUPERFUND
filed 2009-03-31
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File Number 000-51634
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated May 19, 2008, included within the Registration Statement on Form S-1 (File No. 333-136804), is incorporated by reference into Item 1 and Item 5.

PART I
Item 1. Business.
(a) General Development of Business
     Quadriga Superfund, L.P. (the “Fund”) is a limited partnership which was organized on May 3, 2002, under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund is organized as two separate series of limited partnership units (the “Units”), Series A and Series B (each, a “Series”). The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and equity markets. Specifically, the Fund trades a portfolio of more than 100 futures and cash foreign currency markets using a fully-automated, proprietary, computerized trading system. The general partner and trading manager of the Fund is Superfund Capital Management, Inc., formerly known as Quadriga Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is subject to the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission (the “CFTC”), and the rules of the National Futures Association (the “NFA”).
     The Fund originally filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) for the sale of 200,000 Units at $1,000 each, which registration statement was declared effective on October 22, 2002. The Unit selling price during the initial offering period, which ended on October 31, 2002, was $1,000. The Fund subsequently filed additional registration statements with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to $244,654,959 for Series A and $206,851,023 for Series B. Since November 1, 2002, Units have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The selling price per Unit during the continuing offering period is the net asset value per Unit as of the last business day of the month in which the subscription is accepted.
     In the initial and continuing offering periods through December 31, 2008, a total of $93,548,385 has been invested in Series A and a total of $97,355,664 has been invested in Series B. A total of $79,808,176 has been redeemed from Series A and a total of $60,684,750 has been redeemed from Series B during these same periods.
     In addition to making all trading decisions in its capacity as trading manager, Superfund Capital Management conducts and manages all aspects of the business and administration of the Fund in its role as general partner.
     The Fund will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Fund’s stated term of December 31, 2050; (b) an election to dissolve the Fund at any time by the Fund’s unitholders (“Unitholders”) owning more than 50% of the Units then outstanding; (c) the withdrawal of Superfund Capital Management as general partner unless one or more new general partners have been elected or appointed pursuant to the Limited Partnership Agreement; or (d) with respect to Series A and Series B Units, a decline in the aggregate net assets of such a Series to less than $500,000.
(b) Financial Information about Industry Segments
     The Fund’s business constitutes only one segment, i.e., a speculative commodity pool. The Fund does not engage in sales of goods or services. Financial information regarding the Fund’s business is set forth in the Fund’s financial statements included as Exhibit 13.01 to this report.
(c) Narrative Description of the Business
     A description of the business of the Fund, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Fund’s Prospectus dated May 19, 2008, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.” “Conflicts of Interest,” and “Charges to Each Series” and such description is incorporated herein by reference from the Prospectus.
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
     The Fund trades on domestic and international exchanges in more than 100 futures and forward market contracts. Trading decisions are made using a fully-automated, proprietary, computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Fund will fluctuate from time to time.

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
Item 1A. Risk Factors.
     Not applicable.
Item 2. Properties.
     The Fund does not own or use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills.
Item 3. Legal Proceedings.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
          There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 10 business days prior notice to Superfund Capital Management at their net asset value as of the last day of any month.
(b) Holders
          As of December 31, 2008, there were 865 holders of Series A Units and 1,507 holders of Series B Units.
(c) Dividends
          Superfund Capital Management has sole discretion in determining what distributions, if any, the Fund will make to its Unitholders. Superfund Capital Management has not made any distributions as of the date hereof and has no present intention to make any.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
          None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities of the Fund during 2006, 2007 or 2008. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus, dated May 19, 2008, included within the Registration Statement on Form S-1 (File No. 333-136804), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.
(f) Issuer Purchases of Equity Securities
          Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.
          The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2008:
Series A:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)
October 31, 2008	1,631.126	1,879.55
November 30, 2008	843.300	1,907.21
December 31, 2008	877.209	1,932.30

Total	3,351.635

Series B:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)
October 31, 2008	2,567.775	2,466.62
November 30, 2008	1,961.564	2,535.13
December 31, 2008	1,064.034	2,600.96

Total	5,593.373

Item 6. Selected Financial Data.
     Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2008, subscriptions totaling $6,800,873 in Series A and $38,379,823 in Series B had been accepted and redemptions over the same period totaled $42,846,561 in Series A and $20,964,190 in Series B.
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
     Other than these limitations on liquidity, which are inherent in the Fund’s futures and forward trading operations, the Fund’s assets are expected to be highly liquid.

Capital Resources
     The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.
Results of Operations
2008
Series A:
Net results for the year ended December 31, 2008 were a gain of 30.00% in net asset value compared to the preceding year. In this period, Series A experienced a net increase in net assets from operations of $13,083,514. This net increase consisted of interest income of $917,244, trading gains of $17,665,180, and total expenses of $5,498,910. Expenses included $813,892 in management fees, $439,942 in ongoing offering expenses, $65,991 in operating expenses, $1,759,767 in selling commissions, $1,786,681 in incentive fees, $615,631 in brokerage commissions, and $17,006 in other expenses. At December 31, 2008, and December 31, 2007, the net asset value per Unit of Series A was $1,932.30 and $1,486.44, respectively.
Series B:
Net results for the year ended December 31, 2008 were a gain of 46.56% in net asset value compared to the preceding year. In this period, Series B experienced a net gain in net assets from operations of $17,346,271. This net increase consisted of interest income of $792,092, trading gains of $24,927,058, and total expenses of $8,372,879. Expenses included $936,891 in management fees, $506,427 in ongoing offering expenses, $75,964 in operating expenses, $2,025,709 in selling commissions, $3,831,165 in incentive fees, $971,657 in brokerage commissions, and $25,066 in other expenses. At December 31, 2008, and December 31, 2007, the net asset value per Unit of Series B was $2,600.96 and $1,774.69, respectively.
Fund results for 4th Quarter 2008:
In December, the world bond market rally continued as U.S. 30-year bond futures and the German Bund traded to record highs. U.S. bonds finished the year exceptionally strong as unemployment reached 6.7%, the highest rate since 1993. European bond futures climbed to record highs as euro zone GDP dropped to 0.6% (year-on-year). Japanese 10-year bond futures finished the year higher as the Tankan Survey showed business sentiment at a 10-year low, forcing the Bank of Japan to lower interest rates to 0.1% as yen appreciation decimated exports. The Fund’s long bond positions produced gains in December. World energy markets endured extreme volatility in 2008. After crude oil futures peaked in July with an intra-day high of $147.27 per barrel, energy markets moved sharply lower for the balance of the year as the credit crisis and high prices quashed demand and sent the world into recession. Crude oil finished down 54.2% on the year as growing inventories and wholesale commodity deleveraging sent buyers to the exits. Heating oil, gasoline, and natural gas followed a similar path. Heating oil peaked with a gain of over 57%, only to finish down 46.3%. Gasoline and natural gas futures also finished the year with losses of 59.5% and 25%, respectively. Short positions in the energy sector produced gains in December.
In November, the credit crunch continued to stifle the world banking system and choke off corporate funding, leading to additional layoffs. In Asia, the Taiwan Index lost nearly 9.5% as exports and industrial production collapsed. Australia’s SPI Index fell 7.5% as commodity prices remained depressed. Germany’s DAX led European equities lower, declining 7.8%, as GDP and industrial production sank. The Fund’s short positions in stock indices futures produced gains. World bond markets rose sharply as fears of a protracted global economic recession led to a parallel concern that deflation was establishing itself. The rally continued as U.S. retail sales sustained the largest drop since records began in 1992, declining 2.8%. Front month U.S. 30-year bond futures responded by trading to near a 10 year high as the CPI decreased the greatest amount on record, conveying a steep drop off in inflation. European bonds continued their upward trend with December bond futures reaching a 33 month high. The Fund’s long bond positions resulted in significant gains. Global short-term interest rate futures continued their strong upward trend in November as the economic crisis intensified. Three month Eurodollar futures rallied to over 4-year highs after Treasury Secretary Paulson announced the U.S. would abandon buying soured assets from banks in favor of easing consumer credit. In Europe, three month Euribor futures continued higher as the European Community Bank cut rates by 50 basis points, while stating the possibility of further rate reductions in the near future. Front month three month Euroswiss futures traded to over 3-year highs as the Swiss National Bank stunned the market with a 100 bps rate cut, their third cut in 6 weeks. The Fund’s long currency positions produced gains in November.
In October, global equity markets crashed as panic spread amid the realization that the credit crisis would continue to constrain economic growth for the foreseeable future. Equity markets around the world fell between 20% and 35% as volatility surged to all-time highs. Central banks in Asia, Europe, South America, and the United States responded with interest rate cuts and massive liquidity injections. The Fund’s short positions in stock indices futures resulted in relatively large gains. Global short term interest rate futures experienced a momentous rally in October as recession fears deepened and short term interbank financing froze. The U.S. Federal Reserve cut rates 100 basis points during the month. Central banks throughout Europe and Asia followed suit with aggressive cuts of their own. Front month Euribor and Sterling futures traded to 22 month and 3 year highs, respectively. By month end, the aggressive efforts of central bankers appeared to pay off as LIBOR-OIS narrowed 15 consecutive days to finish at 242 basis points over. The Fund’s long interest rate positions produced gains. Currencies plummeted worldwide in October amid fears of a global depression. The attractiveness of the U.S. dollar as a safe haven during periods of uncertainty helped push the U.S. dollar index to a 2 year high, rising 8.7%. The British pound fell to a 6 year low of below $1.53 when the United Kingdom’s gross domestic product dropped 0.5% in the 3rd quarter, the first contraction since 1992. Australian and Canadian dollar futures plummeted, declining 15.5% and 11.6%, respectively, along with the Brazil real, which declined 13.3%, as commodity driven economies were expected to suffer from declining demand. The Fund gained from its long positions in the U.S. dollar.
For the fourth quarter of 2008, the most profitable market group overall was the stock indices sector, while the greatest losses were attributable to positions in the grains sector.
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
In February, wheat and corn futures posted record highs, with soybean futures also surging. Long positions in this sector produced considerable gains. Crude oil futures moved to record highs over $100 in February, extending a long-standing bull run. A relatively large gain resulted from energy sector long positions. Gold and platinum futures rose to record highs in February and silver reached a 28-year high resulting in significant gains from long positions in the metals sector. A mix of long and short positions produced overall gains in agricultural markets. Other market sectors did not reveal significant trends and did not have a major influence on February’s positive overall performance.
Crude oil futures opened January near all-time highs, but the market moved lower as the month progressed. Long positions in the energy markets resulted in relatively large losses for the sector. Gold and platinum futures traded at all-time highs, silver traded at its highest level since January 1981, and copper rose, resulting in gains in the metals sector. Other market sectors, relative to the energy and metals sectors, did not reveal significant trends and did not have a major influence on January’s overall negative performance.
2007
Series A:
     Net results for the year ended December 31, 2007 were a loss of 0.92% in net asset value per Unit compared to the preceding year. In 2007, Series A experienced a net decrease in net assets from operations of $1,287,807. This net decrease in net assets consisted of interest income of $2,882,259, a net realized and unrealized gain of $1,544,192 from trading operations, and expenses of $5,714,258. Expenses included $1,165,114 in management fees, $395,190 in ongoing offering expenses, $94,469 in operating expenses, $2,519,166 in selling commissions, $1,535,369 in brokerage commissions, and $4,950 in other expenses. At December 31, 2007 and December 31, 2006, the net asset value per Unit of Series A was $1,486.44 and $1,500.20, respectively.
Series B:
     Net results for the year ended December 31, 2007 were a loss of 2.60% in net asset value per Unit compared to the preceding year. In 2007, Series B experienced a net decrease in net assets from operations of $1,559,643. This net decrease in net assets consisted of interest income of $1,299,435, a net realized and unrealized gain of $102,974 from trading operations, and expenses of $2,962,052. Expenses included $535,198 in management fees, $182,051 in ongoing offering expenses, $43,394 in operating expenses, $1,157,184 in selling commissions, $1,042,451 in brokerage commissions, and $1,774 in other expenses. At December 31, 2007 and December 31, 2006, the net asset value per Unit of Series B was $1,774.69 and $1,821.99, respectively.
Fund results for 4th Quarter 2007:
U.S. stocks finished December near unchanged, completing a volatile trading year as strong earnings and employment were offset by subprime fears, housing market weakness, and higher energy costs. Major European indices finished lower in December as consumer prices jumped 3.1%, limiting expectations for future rate cuts. Spain’s IBEX fell 4.5% in December amid declining merger prospects, while South Africa’s All Shares fell 4.2% as mining equities corrected. The Fund’s long positions produced overall losses in the stock indices sector. Wheat finished the month near unchanged after moving to record highs above $10 at mid month as food inflation surged amid poor crop prospects in Argentina and severe Chinese restrictions on corn, wheat, and soybean exports. Soybeans gained 11% in December, approaching all time highs near $13. Beans found support on declining planted acreage due to historic rallies in corn and wheat, solid bio fuel demand, the weak U.S. dollar, and the year-end South American weather premium. Long positions resulted in gains in this sector. Crude oil futures continued their historic run-up, adding 8.2% on the month to finish with a 57.2% gain for the year. The market found persistent underlying support from the ongoing war in Iraq, the Iranian nuclear standoff, instability in Nigeria, and a very strong demand component. News that Iran may have abandoned its nuclear weapons program did little to avert the advance. Heating oil added 4.8% in December to finish 63.3% higher on the year, while gasoline posted a 9.8% monthly gain and 55.2% annual gain. Natural gas continued to lag the complex, finishing down 2.9% for the month and up 19.3% on the year. Long positions outpaced short positions, producing overall gains in the energy sector. Gold futures added 7% in December to finish the year 31.1% higher as inflation fears mounted. Projections for declining economic growth amid weak U.S. home sales and deteriorating consumer confidence limited the Federal Reserve’s options in the fight against inflation, thereby supporting gold investment as the U.S. dollar fell. Silver moved 6.9% higher to finish the year with a 15.8% gain while Platinum advanced 5.3% to finish the year up more than 33%. Long positions in the metals sector resulted in gains for the month. Other market sectors did not reveal significant trends and did not have a major influence on this month’s positive performance.
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
     World bond markets remained volatile in October, finishing with notable gains as rising economic uncertainty overcame positive early month data. The Fund’s short positions in this sector collectively produced losses. The U.S. dollar continued its strong downward trend in October. Worldwide commodity prices continued to derive support from the U.S. dollar’s weakness, thereby driving strong economic results and higher yields in commodity dependant economies. The Fund’s short positions in the U.S. dollar resulted in relatively large gains. Crude oil futures moved sharply higher throughout October as the market continued an advance that began in January. Extreme U.S. dollar weakness, tight crude oil supplies heading into the winter heating season, an increase in refinery utilization, and the overall resilience of the world economy also supported values. Unleaded gas (+10.3%) and heating oil (+9.0%) followed crude oil higher while natural gas finished only 3.2% higher as mild weather contributed to solid inventories. Gains from the Fund’s long positions overwhelmed losses from short positions, resulting in an overall gain in the energy sector. Precious metals posted impressive gains, led by gold, which rallied 5% to 27-year highs near the $800 level. Gold found persistent support from weakness in the U.S. dollar, which moved to new record lows against the euro as investors sought portfolio diversity. Silver advanced 2.9% to its highest level since April in sympathy. Platinum reached a new record high driven by supply shortages stemming from South African mine closures. These events led the Fund’s long metal positions to an overall gain. Other market sectors did not reveal significant trends and did not have a major influence on October’s overall positive performance.
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
     For the second quarter of 2007, the most profitable market sector for the Fund on an overall basis was the currencies sector, while the greatest losses resulted from the Fund’s positions in the metals sector.
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
     In February, world stock market indices trended downward, triggered by a large correction in Chinese stocks and weakness in the U.S. sub-prime mortgage market. Long positions in this market sector resulted in a loss. At the end of February, bond futures markets rallied significantly, reaching two month highs in a flight to quality as global equity markets endured a substantial sell off. Short positions resulted in a loss for this sector. Euribor futures, Eurodollar futures and Sterling futures each rallied in February, resulting in a relatively large loss in this market sector’s short positions. Energy markets moved higher in February amid ongoing geopolitical developments in the Middle East, cold temperatures, and refinery disruptions in the U.S. Short positions resulted in a loss for this sector. Precious and base metals trended upward in February resulting in gains for the Fund’s long positions in this market sector. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have any major influence on February’s negative performance.
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
2006
Series A:
     Net results for the year ended December 31, 2006 were a gain of 12.94% in net asset value per Unit compared to the preceding year. In 2006, Series A experienced a net increase in net assets from operations of $8,050,071. This net increase in net assets consisted of interest income of $3,010,369, a net realized and unrealized gain of $11,255,264 from trading operations, a net increase from payment by an affiliate of the Fund of $426,879, and expenses of $6,642,441. Expenses included $1,237,907 in management fees, $669,139 in ongoing offering expenses, $100,371 in operating expenses, $2,676,556 in selling commissions, $1,953,214 in brokerage commissions, and $5,254 in other expenses. At December 31, 2006 and December 31, 2005, the net asset value per Unit of Series A was $1,500.20 and $1,328.33, respectively.
Series B:
     Net results for the year ended December 31, 2006 were a gain of 19.74% in net asset value per Unit compared to the preceding year. In 2006, Series B experienced a net increase in net assets from operations of $6,577,280. This net increase in net assets consisted of interest income of $1,662,449, a net realized and unrealized gain of $8,425,103 from trading operations, a net increase from payments by an affiliate of the Fund of $584,801, and expenses of $4,095,073. Expenses included $684,468 in management fees, $369,983 in ongoing offering expenses, $55,498 in operating expenses, $1,479,931 in selling commissions, $1,499,287 in brokerage commissions, and $5,906 in other expenses. At December 31, 2006 and December 31, 2005, the net asset value per Unit of Series B was $1,821.99 and $1,521.61, respectively.
Fund results for 4th Quarter 2006:
     In December, rising employment, strong retail sales, and strong late month housing data contributed to steady declines for short interest rates. The European Community Bank raised rates 25 basis points for the sixth time this year to 3.5%. Three month Sterling futures trended lower as U.K. employment and GDP growth remained very strong. Short positions in this sector resulted in an overall gain. Gold futures moved slightly lower (-2.2%) in December as weaker energy markets and a rebound in the U.S. dollar limited gains. Gold ran into resistance as improving economic sentiment in the U.S. and throughout the world put a temporary halt to safe haven buying in the precious metals sector. Silver futures lost 8.3% as weakness in copper took its toll. Long positions in the metals sector produced a loss for the Fund. In the energy markets, crude oil futures lost 5.5%. Disappointing early month ISM manufacturing data set a negative tone at the start of the month, while unseasonably warm temperatures in the Northern Hemisphere and a resultant steady inventory situation only added to the losses as the month wore on. Natural gas added to its downward trend with a loss of 29.1% as stocks currently stand 10.7% above year ago levels. Heating oil futures also broke lower, posting a 12.1% decline. Gasoline stocks rose much more than expected, leading to losses of up to 6% in unleaded gas futures. The Fund posted gains on its short positions in the energy sector.
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
     Worldwide stock markets rallied across the board in October despite North Korea’s surprise nuclear test. European stocks led the way with Spain’s IBEX shining once again, posting a gain of 6.2%. In Asia, the Singapore index gained 6.1% on the strength of a superb quarterly GDP number. Australia’s SPI 200 gained 4.2% on declining unemployment. The Dow Jones Index moved to new all time highs buoyed by declining unemployment. The Fund’s long positions in stock indices futures produced a gain for the month. World energy markets lost ground again in October. Expanding inventories, the North Korean nuclear test, unrest in Nigeria, and terrorist threats on Saudi Arabian oil facilities had little positive impact on prices. The Fund’s short positions in the energy sector resulted in gains.

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
Contractual Obligations
     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B, each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2008, and December 31, 2007.
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
     The effective dates for reporting under SFAS 161 were clarified in FSP FAS 133-1, issued on September 12, 2008. The FASB Staff Position clarified that the FASB’s intent as to the reporting requirements imposed under SFAS 161 was for entities to begin providing the additional disclosures for the first reporting period beginning after November 15, 2008. The Fund will make the required SFAS 161 disclosures in its Form 10-Q for the quarterly period ending March 31, 2009.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Not applicable.
Item 8. Financial Statements and Supplementary Data.
     Financial statements appear beginning on page 21 of this report.
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
     None.
Item 9A. Disclosure Controls And Procedures and Internal Control over Financial Reporting.
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
Changes in Internal Control over Financial Reporting
     Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2008, Superfund Capital Management’s internal control over financial reporting with respect to the Fund is effective based on those criteria.
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
Item 9B. Other Information.
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported on Form 8-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance of The Registrant.
Identification of Directors and Executive Officers
     The Fund has no directors or executive officers. The Fund has no employees. It is managed by Superfund Capital Management in its capacity as general partner. Superfund Capital Management has been registered with the CFTC as a commodity pool operator since May 2001. Its main business address is Otway Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies, (473) 439-2418. Superfund Capital Management’s directors and executive officers are as follows:
     NIGEL JAMES, age 28, was appointed as President of Superfund Capital Management on July 13, 2006, and was registered as a principal and associated person with Superfund Capital Management on November 28, 2007, and May 3, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003. Upon graduation, Mr. James commenced work as a software developer for Superfund Trading Management Inc., an affiliate of Superfund Capital Management and, in May 2005, was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management Inc.
     ROMAN GREGORIG, age 45, is Vice President and Principal Financial Officer of Superfund Capital Management. Mr. Gregorig has been a Director of Superfund Capital Management as well as its Audit Committee Financial Expert and Principal Accounting Officer since March 3, 2006 and was registered as a principal of Superfund Capital Management on June 20, 2007. Mr. Gregorig graduated from the Academy of Commerce in Vienna, Austria, in March 1986. Mr. Gregorig became a licensed tax advisor in 1993 and subsequently worked as a partner at an Austrian accounting firm. In September 2000, Mr. Gregorig became licensed to perform auditing services by the Austrian Chamber of Conventional Trustees. He then founded Gregorig Consulting GmbH, specialized in providing accounting and tax consulting services to companies in the financial sector, which he sold in April 2005. Mr. Gregorig spent May 2005 preparing for his transition to the Superfund group of affiliated companies. Since June 2005, Mr. Gregorig has served in various oversight positions for multiple member companies of the Superfund group of affiliated companies.
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
Code of Ethics
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. Superfund Capital Management has adopted a code of ethics that applies to its principal executive officer, principal financial officer and its principal accounting officer. A copy of the code of ethics may be obtained at no charge by written request to the corporate secretary of Superfund Capital Management, Otway Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies.
Board of Director Nominees
     Not applicable.
Audit Committee Financial Expert
     The Board of Directors of Superfund Capital Management, in its capacity as the audit committee for the Fund, has determined that Roman Gregorig qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations for the SEC. He is not independent of management.
Item 11. Executive Compensation.
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 1.85% of month end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred, and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in net asset value per Unit at the end of each month, exclusive of appreciation attributable to interest income. In addition, Superfund Asset Management Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. An annual selling commission will be paid to Superfund USA, an affiliate of Superfund Capital Management. The Units pay a commission of 4% of the month-end net asset value per Unit (1/12 of 4% per month); provided, however, the maximum cumulative selling commission per Unit sold pursuant to the Prospectus is 10% of the initial public offering price for such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Shareholder Matters.
Security Ownership of Certain Beneficial Owners
     The Fund knows of no person who beneficially owns more than 5% of the Units of any Series.
Security Ownership of Management
     As of December 31, 2008, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2008, Superfund Capital Management owned 386.799 Units of Series A, representing 2.14% of the total issued Units of Series A, and 398.272 Units of Series B, representing 1.71% of the total issued Units of Series B, having a combined value of $1,783,301. Christian Baha is the holder of all of the equity of Superfund Capital Management.
Item 13. Certain Relationships And Related Transactions, and Director Independence.
     See “Item 10 Directors, Executive Officers and Corporate Governance of The Registrant, “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management.” In 2008, the Series A management fee totaled $813,892, the Series A selling commissions totaled $1,759,767, the Series A incentive fee totaled $1,786,681 and the Series A brokerage commissions totaled $615,631. In 2008, the Series B management fee totaled $936,891, the Series B selling commissions totaled $2,025,709, the Series B incentive fee totaled $3,831,165, and the Series B brokerage commissions totaled $971,657. In 2007, the Series A management fee totaled $1,165,114, the Series A selling commissions totaled $2,519,166 and the Series A brokerage commissions totaled $1,535,369. In 2007, the Series B management fee totaled $535,198, the Series B selling commissions totaled $1,157,184 and the Series B brokerage commissions totaled $1,042,451.

Item 14. Principal Accountant Fees And Services.
Audit Fees
     The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2008, and December 31, 2007, were approximately $122,940 and $117,000, respectively.
Audit-Related Fees
     There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2008, and December 31, 2007.
Tax Fees
     There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2008, and December 31, 2007.
All Other Fees
     There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2008, and December 31, 2007.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 20 hereof.

(2)	Financial Statement Schedules:
     Financial statement schedules have been omitted because they are not required or because equivalent information has been included in the financial statements or notes thereto.
(3)	Exhibits as required by Item 601 of Regulation S-K.

The following exhibits are included herewith.

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
     The following exhibit is incorporated by reference herein from the exhibit of the same description filed on November 1, 2008, with Quadriga Superfund, L.P.’s Form 8-K (File No. 000-51634).

1.01(a)	Selling Agreement, dated effective as of November 1, 2008, among Quadriga Superfund, L.P. and Superfund USA, Inc.
     The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on March 30, 2007, with Quadriga Superfund, L.P.’s Form 10-K (File No. 000-51634).

10.01(h)	Form of Series Exchange Subscription Agreement.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on September 14, 2006, with Amendment No. 1 to Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-136804).

3.01	Form of Third Amended and Restated Limited Partnership Agreement of Quadriga Superfund, L.P. (included as Exhibit A to the Prospectus).

10.02	Form of Subscription Agreement and Power of Attorney (included as Exhibit D to the Prospectus).
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on August 22, 2006, with Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-136804).

1.03	Form of Intermediary Selling Agent Agreement between Superfund Asset Management, Inc. and the Intermediary Selling Agent.

5.01	Opinion of Sidley Austin LLP relating to the legality of the Units.

8.01	Opinion of Sidley Austin LLP with respect to Federal Income Tax Aspects.
     The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on February 2, 2005, with Amendment No. 1 to Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-122229).

10.01(g)	Form of Administration, Accounting and Investor Services Agreement.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 21, 2005, with Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-122229).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Quadriga Superfund, L.P. — Series A and Series B:
We have audited the accompanying statements of assets and liabilities of Quadriga Superfund, L.P. — Series A and Series B (the “Fund”), including the condensed schedules of investments, as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
/S/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 25, 2009

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2008, and December 31, 2007

	December 31, 2008	December 31, 2007
ASSETS

US Government securities, at fair value (amortized cost $31,494,929 and $55,219,759 as of December 31, 2008 and December 31, 2007, respectively)	$31,494,929	$55,219,759

Due from brokers	4,049,967	5,505,137

Unrealized appreciation on open forward contracts	11,138	229,714

Futures contracts purchased	735,529	366,012

Futures contracts sold	109,330	758,252

Cash	810,576	114,554

Total assets	37,211,469	62,193,428

LIABILITIES

Unrealized depreciation on open forward contracts	43,336	918,468

Redemptions payable	1,714,573	2,895,673

Due to affiliate	300,000	133,276

Fees payable	181,226	311,503

Total liabilities	2,239,135	4,258,920

NET ASSETS	$34,972,334	$57,934,508

Number of Units	18,098.830	38,975.348

Net asset value per Unit	$1,932.30	$1,486.44

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value United States Treasury Bills due February 26, 2009 (amortized cost $31,494,929), securities are held in margin accounts as collateral for open futures and forwards	$31,500,000	90.1%	$31,494,929

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.0%	$11,138

Total unrealized appreciation on forward contracts		0.0 *	11,138

Unrealized depreciation on forward contracts
Currency		(0.1)	(43,336)

Total unrealized depreciation on forward contracts		(0.1)	(43,336)

Total forward contracts, at fair value		(0.1)%	$(32,198)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.3%	$101,136
Financial		1.5	508,908
Food & Fiber		0.1	33,914
Indices		0.0 *	22,836
Metals		0.2	68,735

Total futures contracts purchased		2.1	735,529

Futures Contracts Sold
Currency		0.1	38,025
Energy		0.2	88,531
Financial		0.0 *	919
Food & Fiber		(0.1)	(40,878)
Indices		(0.0) *	(7,067)
Livestock		0.1	23,400
Metals		0.0 *	6,400

Total futures contracts sold		0.3	109,330

Total futures contracts, at fair value		2.4%	$844,859

Futures and forward contracts by country composition
European Monetary Union		0.4%	$153,538
Great Britain		0.3	110,392
United States		1.1	369,143
Other		0.5	179,588

Total futures and forward contracts by country		2.3%	$812,661

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 28, 2008 (amortized cost $55,219,759), securities are held in margin accounts as collateral for open futures and forwards	$55,500,000	95.3%	$55,219,759

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currencies		0.4%	$229,714

Total unrealized appreciation on forward contracts		0.4	229,714

Unrealized depreciation on forward contracts
Currencies		(1.6)	(918,468)

Total unrealized depreciation on forward contracts		(1.6)	(918,468)

Total forward contracts, at fair value		(1.2)%	$(688,754)

Futures Contracts, at fair value
Futures Contracts Purchased
Currencies		(0.3)%	$(153,958)
Energy		0.6	326,355
Financial		0.2	135,282
Food & Fiber		0.0 *	12,542
Indices		(0.1)	(77,845)
Livestock		(0.0) *	(3,100)
Metals		0.2	126,736

Total futures contracts purchased		0.6	366,012

Futures Contracts Sold
Currencies		(0.0) *	(6,020)
Energy		0.0 *	31,270
Financial		0.5	269,688
Food & Fiber		(0.0) *	(20,205)
Livestock		0.1	85,950
Metals		0.7	397,569

Total futures contracts sold		1.3	758,252

Total futures contracts, at fair value		1.9%	$1,124,264

Futures and forward contracts by country composition
European Monetary Union		(0.3)%	$(160,775)
Japan		0.5	329,554
United States		1.3	756,824
Other		(0.8)	(490,093)

Total futures and forward contracts by country		0.7%	$435,510

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Investment income, interest	$917,244	$2,882,259	$3,010,369

Expenses
Incentive fee	1,786,681	—	—
Management fee	813,892	1,165,114	1,237,907
Ongoing offering expenses	439,942	395,190	669,139
Operating expenses	65,991	94,469	100,371
Selling commission	1,759,767	2,519,166	2,676,556
Brokerage commissions	615,631	1,535,369	1,953,214
Other	17,006	4,950	5,254

Total expenses	5,498,910	5,714,258	6,642,441

Net investment loss	(4,581,666)	(2,831,999)	(3,632,072)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	17,288,029	8,343,543	7,720,119
Net change in unrealized appreciation (depreciation) on futures and forward contracts	377,151	(6,799,351)	3,535,145

Net gain on investments	17,665,180	1,544,192	11,255,264

Net increase from payments by affiliate	—	—	426,879

Net increase (decrease) in net assets from operations	$13,083,514	$(1,287,807)	$8,050,071

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$523.26	$(28.48)	$166.24

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$445.86	$(13.76)	$171.87

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Increase (decrease) in net assets from operations:
Net investment loss	$(4,581,666)	$(2,831,999)	$(3,632,072)
Net realized gain on futures and forward contracts	17,288,029	8,343,543	7,720,119
Net change in unrealized appreciation (depreciation) on futures and forward contracts	377,151	(6,799,351)	3,535,145
Net increase from payment by affiliate	—	—	426,879

Net increase (decrease) in net assets from operations	13,083,514	(1,287,807)	8,050,071

Capital share transactions
Issuance of shares	6,800,873	3,858,253	17,399,062
Redemption of shares	(42,846,561)	(16,941,099)	(12,566,020)

Net increase (decrease) in net assets from capital share transactions	(36,045,688)	(13,082,846)	4,833,042

Net increase (decrease) in net assets	(22,962,174)	(14,370,653)	12,883,113

Net assets, beginning of year	57,934,508	72,305,161	59,422,048

Net assets, end of year	$34,972,334	$57,934,508	$72,305,161

Units, beginning of year	38,975.348	48,197.014	44,734.441
Issuance of units	3,874.666	2,795.381	12,569.711
Redemption of units	(24,751.184)	(12,017.047)	(9,107.138)

Units, end of year	18,098.830	38,975.348	48,197.014

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$13,083,514	$(1,287,807)	$8,050,071
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(155,825,083)	(235,232,002)	(186,849,080)
Gross sales of U.S. government securities	180,364,661	240,469,358	185,042,641
Amortization of discounts and premiums	(814,748)	(2,624,771)	(2,674,417)
Due from brokers	1,455,170	4,447,077	(7,246,367)
Due to affiliate	166,724	133,276	—
Unrealized appreciation on open forward contracts	218,576	1,326,543	1,177,313
Futures contracts purchased	(369,517)	327,908	1,417,072
Unrealized depreciation on open forward contracts	(875,132)	(59,004)	(260,312)
Unrealized depreciation on open swap contracts	—	—	(193,624)
Futures contracts sold	648,922	5,203,904	(5,675,594)
Fees payable	(130,277)	(127,732)	82,207

Net cash provided by (used in) operating activities	37,922,810	12,576,750	(7,130,090)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	6,800,873	3,580,753	16,809,669
Redemptions, net of redemptions payable	(44,027,661)	(16,598,382)	(10,013,064)

Net cash provided by (used in) financing activities	(37,226,788)	(13,017,629)	6,796,605

Net increase (decrease) in cash	696,022	(440,879)	(333,485)

Cash, beginning of year	114,554	555,433	888,918

Cash, end of year	$810,576	$114,554	$555,433

Supplemental disclosure of non-cash financing activities

2006 subscriptions received in 2005			$866,893

2007 subscriptions received in 2006		$277,500

2008 subscriptions received in 2007	$0

Redemptions payable	$1,714,573	$2,895,673	$2,552,956

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2008, and December 31, 2007

	December 31, 2008	December 31, 2007
ASSETS

US Government securities, at fair value, (amortized cost $54,825,911 and $24,013,695 as of December 31, 2008 and December 31, 2007, respectively)
	$54,825,911	$24,013,695

Due from brokers	5,961,708	3,513,469

Due from affiliate	—	133,276

Unrealized appreciation on open forward contracts	44,878	156,446

Futures contracts purchased	1,978,090	233,786

Futures contracts sold	407,977	501,945

Cash	668,701	73,375

Total assets	63,887,265	28,625,992

LIABILITIES

Unrealized depreciation on open forward contracts	163,504	607,349

Redemptions payable	2,767,509	2,092,474

Fees payable	339,201	71,022

Total liabilities	3,270,214	2,770,845

NET ASSETS	$60,617,051	$25,855,147

Number of Units	23,305.633	14,568.812

Net asset value per Unit	$2,600.96	$1,774.69

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 26, 2009 (amortized cost $54,825,911), securities are held in margin accounts as collateral for open futures and forwards	$54,835,000	90.4%	$54,825,911

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1%	$44,878

Total unrealized appreciation on forward contracts		0.1	44,878

Unrealized depreciation on forward contracts
Currency		(0.3)	(163,504)

Total unrealized depreciation on forward contracts		(0.3)	(163,504)

Total forward contracts, at fair value		(0.2)%	$(118,626)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.5%	$282,349
Financial		2.5	1,535,102
Food & Fiber		0.2	91,596
Indices		0.1	69,043

Total futures contracts purchased		3.3	1,978,090

Futures contracts sold
Currency		0.2	101,335
Energy		0.5	319,932
Financial		(0.1)	(30,335)
Livestock		0.1	64,110
Indices		(0.1)	(85,438)
Food & Fiber		(0.2)	(144,632)
Metals		0.3	183,005

Total futures contracts sold		0.7	407,977

Total futures contracts, at fair value		4.0%	$2,386,067

Futures and forward contracts by country composition
European Monetary Union		0.7%	$425,341
Great Britain		0.5	291,376
United States		1.9	1,142,037
Other		0.7	408,687

Total futures and forward contracts by country		3.8%	$2,267,441

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 28, 2008 (amortized cost $24,013,695), securities are held in margin accounts as collateral for open futures and forwards	$24,135,000	92.9%	$24,013,695

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6%	$156,446

Total unrealized appreciation on forward contracts		0.6	156,446

Unrealized depreciation on forward contracts
Currency		(2.3)	(607,349)

Total unrealized depreciation on forward contracts		(2.3)	(607,349)

Total forward contracts, at fair value		(1.7)%	$(450,903)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.3)%	$(97,491)
Energy		0.8	216,449
Financial		0.3	75,979
Food & Fiber		0.0 *	9,762
Indices		(0.2)	(50,940)
Livestock		(0.0) *	(2,000)
Metals		0.3	82,027

Total futures contracts purchased		0.9	233,786

Futures contracts sold
Currency		(0.0)*	(3,870)
Energy		0.0 *	12,840
Financial		0.7	185,915
Livestock		0.3	57,400
Food & Fiber		(0.1)	(12,415)
Metals		1.0	262,075

Total futures contracts sold		1.9	501,945

Total futures contracts, at fair value		2.8%	$735,731

Futures and forward contracts by country composition
European Monetary Union		(0.4)%	$(100,727)
Japan		0.8	200,616
United States		1.9	487,685
Other		(1.2)	(302,746)

Total futures and forward contracts by country		1.1%	$284,828

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Investment income, interest	$792,092	$1,299,435	$1,662,449

Expenses
Incentive fee	3,831,165	—	—
Management fee	936,891	535,198	684,468
Ongoing offering expenses	506,427	182,051	369,983
Operating expenses	75,964	43,394	55,498
Selling commission	2,025,709	1,157,184	1,479,931
Brokerage commissions	971,657	1,042,451	1,499,287
Other	25,066	1,774	5,906

Total expenses	8,372,879	2,962,052	4,095,073

Net investment loss	(7,580,787)	(1,662,617)	(2,432,624)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	22,944,445	4,791,805	7,227,032
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,982,613	(4,688,831)	1,198,071

Net gain on investments	24,927,058	102,974	8,425,103

Net increase from payments by affiliate	—	—	584,801

Net increase (decrease) in net assets from operations	$17,346,271	$(1,559,643)	$6,577,280

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$786.52	$(87.18)	$288.01

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$826.27	$(47.30)	$300.38

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Increase (decrease) in net assets from operations
Net investment loss	$(7,580,787)	$(1,662,617)	$(2,432,624)
Net realized gain on futures and forward contracts	22,944,445	4,791,805	7,227,032
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,982,613	(4,688,831)	1,198,071
Net increase from payments by affiliate	—	—	584,801

Net increase (decrease) in net assets from operations	17,346,271	(1,559,643)	6,577,280

Capital share transactions
Issuance of shares	38,379,823	6,566,432	3,400,981
Redemption of shares	(20,964,190)	(15,583,335)	(13,330,397)

Net increase (decrease) in net assets from capital share transactions	17,415,633	(9,016,903)	(9,929,416)

Net increase (decrease) in net assets	34,761,904	(10,576,546)	(3,352,136)

Net assets, beginning of year	25,855,147	36,431,693	39,783,829

Net assets, end of year	$60,617,051	$25,855,147	$36,431,693

Units, beginning of year	14,568.812	19,995.520	26,145.940
Issuance of units	17,593.459	4,138.938	2,103.903
Redemption of units	(8,856.638)	(9,565.646)	(8,254.323)

Units, end of year	23,305.633	14,568.812	19,995.520

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$17,346,271	$(1,559,643)	$6,577,280
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(181,821,630)	(111,036,480)	(93,416,005)
Gross sales of U.S. government securities	151,644,442	116,367,155	103,132,139
Amortization of discounts and premiums	(635,028)	(1,172,077)	(1,485,593)
Due from brokers	(2,448,239)	1,292,758	(4,806,227)
Other receivable	—	88,391	(88,391)
Due from affiliate	133,276	(133,276)	—
Unrealized appreciation on open forward contracts	111,568	903,037	1,611,080
Futures contracts purchased	(1,744,304)	236,301	1,499,416
Unrealized depreciation on open forward contracts	(443,845)	(62,893)	(479,792)
Unrealized depreciation on open swap contracts	—	—	(11,333)
Due to brokers	—	—	(264,413)
Futures contracts sold	93,968	3,612,386	(3,817,442)
Fees payable	268,179	(152,096)	(10,316)

Net cash provided by (used in) operating activities	(17,495,342)	8,383,563	8,440,403

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	38,379,823	6,306,624	3,495,009
Redemptions, net of redemption payable	(20,289,155)	(15,084,905)	(11,736,353)

Net cash provided by (used in) financing activities	18,090,668	(8,778,281)	(8,241,344)

Net increase (decrease) in cash	595,326	(394,718)	199,059

Cash, beginning of year	73,375	468,093	269,034

Cash, end of year	$668,701	73,375	$468,093

Supplemental disclosure of non-cash financing activities

2006 subscriptions received in 2005			$165,780

2007 subscriptions received in 2006		$259,808

2008 subscriptions received in 2007	$0

Redemptions payable	$2,767,509	$2,092,474	$1,594,044

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A AND SERIES B
NOTES TO FINANCIAL STATEMENTS
December 31, 2008
(1)	Nature of Operations

Organization and Business

Quadriga Superfund, L.P. (the “Fund”), a Delaware limited partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (“U.S.”) and international commodity futures markets using a fully-automated computerized trading system. The Fund has issued two classes of Units, Series A and Series B (the “Series”). The two Series will be traded and managed the same way except for the degree of leverage.

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the Fund’s general partner, Superfund Capital Management, Inc. (“Superfund Capital Management”) or by operation of law or a decline in the aggregate net assets of such Series to less than $500,000.

(2)	Significant Accounting Policies
(a)	Valuation of Investments in Futures Contracts, Forward Contracts, and U.S Treasury Bills

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on a trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available.

Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instrument; accordingly, the cost of securities plus accreted discount, or minus amortized premium approximates fair value (See Section (2)(g) — Fair Value Measurements).

(b)	Translation of Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the period end exchange rates. Purchases and sales of investments, and income and expenses that are denominated in foreign currencies are translated into U.S. dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statements of operations.

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

Superfund Capital Management has continued to evaluate the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), to the Fund, and has determined that FIN 48 does not have a material impact on the Fund’s financial statements. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S federal and most state tax authorities.

(e)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Superfund Capital Management to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.

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

The effective dates for reporting under SFAS 161 were clarified in FSP FAS 133-1, issued on September 12, 2008. The FASB Staff Position clarified that the FASB’s intent as to the reporting requirements imposed under SFAS 161 was for entities to begin providing the additional disclosures for the first reporting period beginning after November 15, 2008. The Fund will make the required SFAS 161 disclosures in its Form 10-Q for the quarterly period ending March 31, 2009.

(g)	Fair Value Measurements

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within level 2 of the fair value hierarchy. As of and during the quarter ended December 31, 2008, the Fund held no derivative contracts valued using level 3 inputs.

Certain OTC derivatives traded in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the Fund updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period.

The following table summarizes the valuation of the Fund’s assets and liabilities by the SFAS 157 fair value hierarchy as of December 31, 2008:
Series A.

	Balance
	December
	31, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$31,494,929	$—	$31,494,929	$—

Unrealized appreciation on open forward contracts	11,138	—	11,138	—

Futures contracts purchased	735,529	735,529	—	—

Futures contracts sold	109,330	109,330	—	—

Total Assets Measured at Fair Value	$32,350,926	$844,859	$31,506,067	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$43,336	$—	$43,336	$—

Total Liabilities Measured at Fair Value	$43,336	$—	$43,336	$—

Series B.

	Balance
	December
	31, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$54,825,911	$—	$54,825,911	$—

Unrealized appreciation on open forward contracts	44,878	—	44,878	—

Futures contracts purchased	1,978,090	1,978,090	—	—

Futures contracts sold	407,977	407,977	—	—

Total Assets Measured at Fair Value	$57,256,856	$2,386,067	$54,870,789	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$163,504	$—	$163,504	$—

Total Liabilities Measured at Fair Value	$163,504	$—	$163,504	$—

(3)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2008, there were no amounts due to brokers.

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

Advance subscriptions, if any, represent cash received prior to December 31 for contributions of the subsequent month and do not participate in the earnings of the Fund until the following January.

(5)	Related Party Transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum) of net assets, ongoing offering expenses equal to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus dated May 19, 2008, included within the Registration Statement on Form S-1 (File No. 333-136804) as subsequently supplemented, Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.

Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

Due to affiliate consists of a redemption of capital due to the general partner, Superfund Capital Management. As of December 31, 2008, $300,000 was due to Superfund Capital Management from Series A.

As of December 31, 2008, Superfund Capital Management owned 386.799 Units of Series A, representing 2.14% of the total issued Units of Series A, and 398.272 Units of Series B, representing 1.71% of the total issued Units of Series B, having a combined value of $1,783,301.

(6)	Financial Highlights
Financial highlights for the period January 1, 2008, through December 31, 2008, are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	34.6%	56.6%
Incentive fees	4.6	10.0

Total return after incentive fees	30.0%	46.6%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.3%	9.4%
Incentive fees	4.0	7.9

Total expenses	12.3%	17.3%

Net investment loss	(6.3)%	(7.8)%

Net assets value per unit, beginning of period	$1,486.44	$1,774.69
Net investment loss	(175.42)	(352.33)
Net gain on investments	621.28	1,178.60

Net asset value per unit, end of period	$1,932.30	$2,600.96

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$523.26	$786.52

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$445.86	$826.27

Financial highlights for the period January 1, 2007, through December 31, 2007, are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	(0.9)%	(2.6)%
Incentive fees	0.0	0.0

Total return after incentive fees	(0.9)%	(2.6)%

Ratio to average partners’ capital
Operating expenses before incentive fees	9.0%	10.1%
Incentive fees	0.0	0.0

Total expenses	9.0%	10.1%

Net investment loss	(4.5)%	(5.7)%

	SERIES A	SERIES B
Net assets value per unit, beginning of period	$1,500.20	$1,821.99
Net investment loss	(62.28)	(92.06)
Net gain on investments	48.52	44.76

Net asset value per unit, end of period	$1,486.44	$1,774.69

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(28.48)	$(87.18)

Net increase in net asset from operations per Unit (based upon change in net asset value per Unit)	$(13.76)	$(47.30)

Financial highlights for the period January 1, 2006, through December 31, 2006, are as follows:

	SERIES A	SERIES B
Total return:
Total return before incentive fees*	12.9%	19.7%
Incentive fees	0.0	0.0

Total return after incentive fees*	12.9%	19.7%

Ratio to average partners’ capital
Operating expenses before incentive fees	10.1%	11.1%
Incentive fees	0.0	0.0

Total expenses	10.1%	11.1%

Net investment loss	(5.5)%	(6.6)%

Net asset value per unit, beginning of period	$1,328.33	$1,521.61
Net investment loss	(75.48)	(105.32)
Net gain on investments	238.80	377.68
Net increase from payments by affiliate	8.55	28.02

Net asset value per unit, end of period	$1,500.20	$1,821.99

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$166.24	$288.01

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$171.87	$300.38

*	The total return information includes a net increase in net assets from payments by affiliates in the amount of $426,879 for Series A and $584,801 for Series B. If the net increase in net assets from payments by affiliates was not included, the total return would have been 12.3% for Series A and 17.9% for Series B.
(7)	Financial Instrument Risk

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

For Series A, gross unrealized gains and losses related to exchange traded futures were $912,098 and $67,239, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $11,138 and $43,336, respectively, at December 31, 2008.

For Series B, gross unrealized gains and losses related to exchange traded futures were $2,689,939 and $303,872, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $44,878 and $163,504, respectively, at December 31, 2008.

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and Superfund Capital Management is unable to offset such positions, the Fund could experience substantial losses.

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

The majority of these instruments mature within one year of December 31, 2008. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

(8)	Subscriptions and Redemptions

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to the escrow agent, HSBC Bank USA. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or the subscription funds are returned.

A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such withdrawal to Superfund Capital Management not less than ten business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

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

Title with
Signature	Superfund Capital Management	Date

/s/ Nigel James	President	March 31, 2009
Nigel James	(Principal Executive Officer)

/s/ Roman Gregorig	Director, Vice President and Audit Committee Financial Expert	March 31, 2009
Roman Gregorig	(Principal Financial Officer & Principal Accounting Officer)
(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following exhibit is incorporated by reference herein from the exhibit of the same description filed on November 1, 2008, with Quadriga Superfund, L.P.’s Form 8-K (File No. 000-51634).

1.01(a)	Selling Agreement, dated effective November 1, 2008, among Quadriga Superfund, L.P., and Superfund USA, Inc.

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on March 30, 2007, with Quadriga Superfund, L.P.’s Form 10-K (File No. 000-51634).

10.01(h)	Form of Series Exchange Subscription Agreement.

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on September 14, 2006, with Amendment No. 1 to Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-136804).

3.01	Form of Third Amended and Restated Limited Partnership Agreement of Quadriga Superfund, L.P.

10.02	Form of Subscription Agreement and Power of Attorney of Quadriga Superfund, L.P.

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on August 22, 2006, with Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-136804).

1.03	Form of Intermediary Selling Agent Agreement between Superfund Asset Management, Inc. and the Intermediary Selling Agent.

5.01	Opinion of Sidley Austin LLP relating to the legality of the Units.

8.01	Opinion of Sidley Austin LLP with respect to Federal Income Tax Aspects.

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on February 2, 2005, with Amendment No. 1 to Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-122229).

10.01(g)	Form of Administration, Accounting and Investor Services Agreement.

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 21, 2005, with Quadriga Superfund, L.P’s Registration Statement on Form S-1 (Reg. No. 333-122229).

1.02	Form of Additional Selling Agreement among each Series, Quadriga Capital Management Inc. and the Additional Selling Agent.

3.02	Certificate of Limited Partnership.

10.03(a)	Form of Escrow Agreement between Series A and HSBC Bank USA.

10.03(b)	Form of Escrow Agreement between Series B and HSBC Bank USA.