Form 10-Q
period 2009-03-31
QUADRIGA SUPERFUND
filed 2009-05-15
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 000-51634
QUADRIGA SUPERFUND, L.P.

(Exact name of registrant as specified in charter)

Delaware	98-0375395

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Superfund Office Building Grand Anse, St. George’s PO Box 1479 Grenada W.I.	Not applicable

(Address of principal executive offices)	(Zip Code)
(473) 439-2418

(Registrant’s telephone number, including area code)
Not applicable

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one))
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Quadriga Superfund, L.P. — Series A are included in Item 1:

Page
Financial Statements (unaudited)

Statements of Assets and Liabilities as of March 31, 2009 and December 31, 2008	3

Condensed Schedule of Investments as of March 31, 2009	4

Condensed Schedule of Investments as of December 31, 2008	5

Statements of Operations for the three months ended March 31, 2009 and March 31, 2008	6

Statements of Changes in Net Assets for the three months ended March 31, 2009 and March 31, 2008	7

Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008	8
EX-31.1
EX-31.2
EX-32.1
EX-32.2
The following unaudited financial statements of Quadriga Superfund, L.P. — Series B are included in Item 1:

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2009 (Unaudited), and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS

US Government securities, at fair value
(amortized costs of $19,462,098 and $31,494,929 as of March 31, 2009, and December 31, 2008, respectively)	$19,462,098	$31,494,929

Due from brokers	16,030,163	4,049,967

Unrealized appreciation on open forward contracts	77,170	11,138

Futures contracts sold	—	109,330

Futures contracts purchased	340,462	735,529

Cash	3,170,788	810,576

Total assets	39,080,681	37,211,469

LIABILITIES

Unrealized depreciation on open forward contracts	244,186	43,336

Futures contracts sold	222,312	—

Subscriptions received in advance	2,490,502	—

Redemptions payable	1,790,922	1,714,573

Due to affiliate	—	300,000

Fees payable	157,553	181,226

Total liabilities	4,905,475	2,239,135

NET ASSETS	$34,175,206	$34,972,334

Number of Units	18,038.020	18,098.830

Net asset value per Unit	$1,894.62	$1,932.30

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2009 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 28, 2009 (amortized cost $19,462,098), securities are held in margin accounts as collateral for open futures and forwards	$19,470,000	56.9%	$19,462,098

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.2	77,170

Total unrealized appreciation on forward contracts		0.2	77,170

Unrealized depreciation on forward contracts
Currency		(0.7)	(244,186)

Total unrealized depreciation on forward contracts		(0.7)	(244,186)

Total forward contracts, at fair value		(0.5)	(167,016)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.1	42,340

Financial		1.0	320,509

Food & Fiber		0.0 *	707
Indices		(0.0) *	(3,175)
Metals		(0.1)	(19,919)

Total futures contracts purchased		1.0	340,462

Futures Contracts Sold
Currency		(0.3)	(109,436)
Energy		(0.1)	(28,165)
Financial		(0.0) *	(3,995)
Food & Fiber		(0.2)	(70,441)
Indices		(0.0) *	(175)
Livestock		0.1	17,750
Metals		(0.1)	(27,850)

Total futures contracts sold		(0.6)	(222,312)

Total futures contracts, at fair value		0.4%	$118,150

Futures and forward contracts by country composition
European Monetary Union		0.6%	$194,368
Great Britain		0.1	42,277
United States		(0.2)	(59,697)
Australia		(0.1)	(48,719)
Other		(0.5)	(177,095)

Total futures and forward contracts by country composition		(0.1)%	$(48,866)

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 26, 2009 (amortized cost $31,494,929), securities are held in margin accounts as collateral for open futures and forwards
	$31,500,000	90.1%	$31,494,929

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.0 *	11,138

Total unrealized appreciation on forward contracts		0.0 *	11,138

Unrealized depreciation on forward contracts
Currency		(0.1)	(43,336)

Total unrealized depreciation on forward contracts		(0.1)	(43,336)

Total forward contracts, at fair value		(0.1)	(32,198)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.3	101,136
Financial		1.5	508,908
Food & Fiber		0.1	33,914
Indices		0.0 *	22,836
Metals		0.2	68,735

Total futures contracts purchased		2.1	735,529

Futures Contracts Sold
Currency		0.1	38,025
Energy		0.2	88,531
Financial		0.0 *	919
Food & Fiber		(0.1)	(40,878)
Indices		(0.0) *	(7,067)
Livestock		0.1	23,400
Metals		0.0 *	6,400

Total futures contracts sold		0.3	109,330

Total futures contracts, at fair value		2.4%	$844,859

Futures and forward contracts by country composition
European Monetary Union		0.4%	$153,538
Great Britain		0.3	110,392
United States		1.1	369,143
Other		0.5	179,588

Total futures and forward contracts by country composition		2.3%	$812,661

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Investment income
Interest income	$14,081	$408,887

Total income	14,081	408,887

Expenses
Management fee	168,739	266,434
Ongoing offering expenses	91,210	144,018
Operating expenses	13,682	21,603
Selling commission	364,842	576,074
Incentive fee	—	364,515
Brokerage commissions	43,462	290,178
Other	4,018	1,193

Total expenses	685,953	1,664,015

Net investment loss	(671,872)	(1,255,128)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	817,896	8,982,683
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(861,527)	1,684,678

Net gain (loss) on investments	(43,631)	10,667,361

Net increase (decrease) in net assets from operations	$(715,503)	$9,412,233

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(37.94)	$267.29

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(37.68)	$257.77

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31,
(Unaudited)

	2009	2008
Increase (decrease) in net assets from operations
Net investment loss	$(671,872)	$(1,255,128)
Net realized gain on futures and forward contracts	817,896	8,982,683
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(861,527)	1,684,678

Net increase (decrease) in net assets from operations	(715,503)	9,412,233

Capital share transactions
Issuance of Units	4,744,856	1,060,309
Redemption of Units	(4,826,481)	(25,749,923)

Net decrease in net assets from capital share transactions	(81,625)	(24,689,614)

Net decrease in net assets	(797,128)	(15,277,381)

Net assets, beginning of period	34,972,334	57,934,508

Net assets, end of period	$34,175,206	$42,657,127

Units, beginning of period	18,098.830	38,975.348
Issuance of Units	2,449.823	686.614
Redemption of Units	(2,510.633)	(15,205.547)

Units, end of period	18,038.020	24,456.415

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Unaudited)

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(715,503)	$9,412,233
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(34,928,678)	(71,292,043)
Gross proceeds from sales of U.S. government securities	46,949,379	84,982,984
Amortization of discounts and premiums	12,130	369,000
Due from brokers	(11,980,196)	(1,661,293)
Due to affiliate	(300,000)	(133,276)
Due from affiliate	—	(56,808)
Unrealized depreciation on open forward contracts	(66,032)	(715,220)
Futures contracts purchased	395,067	(1,351,852)
Unrealized appreciation (depreciation) on open forward contracts	200,850	(424,813)
Futures contracts sold	331,642	807,208
Incentive fee	—	336,045
Fees payable	(23,673)	(89,178)

Net cash provided by (used in) operating activities	(125,014)	20,182,987

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	7,235,358	1,060,309
Redemptions, net of change in redemptions payable	(4,750,132)	(21,248,587)

Net cash provided by (used in) financing activities	2,485,226	(20,188,278)

Net increase (decrease) in cash	2,360,212	(5,291)

Cash, beginning of period	810,576	114,554

Cash, end of period	$3,170,788	$109,263

Supplemental disclosure of non-cash financing activities

2008 subscriptions received in 2007		$—

2009 subscriptions received in 2008	$—

Redemptions payable	$1,790,922	$7,937,009

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
March 31, 2009 (Unaudited), and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
US Government securities, at fair value (amortized costs of $36,670,537 and $54,825,911 as of March 31, 2009, and December 31, 2008, respectively)	$36,670,537	$54,825,911
Due from brokers	29,015,221	5,961,708
Unrealized appreciation on open forward contracts	263,000	44,878
Futures contracts sold	—	407,977
Futures contracts purchased	1,047,889	1,978,090
Cash	7,768,299	668,701

Total assets	74,764,946	63,887,265

LIABILITIES
Unrealized depreciation on open forward contracts	990,991	163,504
Futures contracts sold	930,051	—
Subscriptions received in advance	4,829,892	—
Redemptions payable	2,153,774	2,767,509
Fees payable	342,472	339,201

Total liabilities	9,247,180	3,270,214

NET ASSETS	$65,517,766	$60,617,051

Number of Units	25,934.893	23,305.633
Net asset value per Unit	$2,526.24	$2,600.96

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2009 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due May 28, 2009 (amortized cost $36,670,537), securities are held in margin accounts as collateral for open futures and forwards	$36,685,000	56.0%	$36,670,537

Forward contracts, at fair value
Unrealized appreciation on forward contracts Currency		0.4	263,000

Total unrealized appreciation on forward contracts		0.4	263,000

Unrealized depreciation on forward contracts Currency		(1.5)	(990,991)

Total unrealized depreciation on forward contracts		(1.5)	(990,991)

Total forward contracts, at fair value		(1.1)	(727,991)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.1	89,038
Financial		1.6	1,016,081
Food & Fiber		0.0 *	4,931
Indices		(0.0) *	(6,280)
Metals		(0.1)	(55,881)

Total futures contracts purchased		1.6	1,047,889

Futures contracts sold
Currency		(0.5)	(354,284)
Energy		(0.2)	(134,299)
Financial		(0.1)	(35,709)
Food & Fiber		(0.4)	(255,142)
Indices		(0.1)	(47,583)
Livestock		0.1	53,020
Metals		(0.2)	(156,054)

Total futures contracts sold		(1.4)	(930,051)

Total futures contracts, at fair value		0.2%	$117,838

Futures and forward contracts by country composition
European Monetary Union		0.9%	$563,271
Great Britain		0.1	103,642
Japan		(0.1)	(96,903)
United States		(0.5)	(320,366)
Other		(1.3)	(859,797)

Total futures and forward contracts by country composition		(0.9)%	$(610,153)

See accompanying notes to financial statements.

*	Due to rounding

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 26, 2009 (amortized cost $54,825,911), securities are held in margin accounts as collateral for open futures and forwards
	$54,835,000	90.4%	$54,825,911

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	44,878

Total unrealized appreciation on forward contracts		0.1	44,878

Unrealized depreciation on forward contracts
Currency		(0.3)	(163,504)

Total unrealized depreciation on forward contracts		(0.3)	(163,504)

Total forward contracts, at fair value		(0.2)	(118,626)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.5	282,349
Financial		2.5	1,535,102
Food & Fiber		0.2	91,596
Indices		0.1	69,043

Total futures contracts purchased		3.3	1,978,090

Futures contracts sold
Currency		0.2	101,335
Energy		0.5	319,932
Financial		(0.1)	(30,335)
Livestock		0.1	64,110
Indices		(0.1)	(85,438)
Food & Fiber		(0.2)	(144,632)
Metals		0.3	183,005

Total futures contracts sold		0.7	407,977

Total futures contracts, at fair value		4.0%	$2,386,067

Futures and forward contracts by country composition
European Monetary Union		0.7%	$425,341
Great Britain		0.5	291,376
United States		1.9	1,142,037
Other		0.7	408,687

Total futures and forward contracts by country composition		3.8%	$2,267,441

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Investment income
Interest income	$26,879	$188,147

Total income	26,879	188,147

Expenses
Management fee	314,480	158,224
Ongoing offering expenses	169,989	85,527
Operating expenses	25,498	12,829
Selling commission	679,956	342,107
Incentive fee	301,233	780,941
Brokerage commissions	145,445	293,444
Other	5,782	1,062

Total expenses	1,642,383	1,674,134

Net investment loss	(1,615,504)	(1,485,987)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	2,437,152	6,329,795
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,877,594)	1,430,056

Net gain (loss) on investments	(440,442)	7,759,851

Net increase (decrease) in net assets from operations	$(2,055,946)	$6,273,864

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(79.11)	$374.84

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(74.72)	$398.33

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31,
(Unaudited)

	2009	2008
Increase (decrease) in net assets from operations
Net investment loss	$(1,615,504)	$(1,485,987)
Net realized gain on futures and forward contracts	2,437,152	6,329,795
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,877,594)	1,430,056

Net increase (decrease) in net assets from operations	(2,055,946)	6,273,864

Capital share transactions
Issuance of Units	14,870,172	12,052,772
Redemption of Units	(7,913,511)	(3,420,278)

Net increase in net assets from capital share transactions	6,956,661	8,632,494

Net increase in net assets	4,900,715	14,906,358

Net assets, beginning of period	60,617,051	25,855,147

Net assets, end of period	$65,517,766	$40,761,505

Units, beginning of period	23,305.633	14,568.812
Issuance of Units	5,669.346	5,863.540
Redemption of Units	(3,040.086)	(1,674.396)

Units, end of period	25,934.893	18,757.956

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Unaudited)

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(2,055,946)	$6,273,864
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(61,095,045)	(29,172,074)
Gross proceeds from sales of U.S. government securities	79,227,285	31,062,322
Amortization of discounts and premiums	23,134	162,603
Due from brokers	(23,053,513)	(15,277,334)
Due from affiliate	—	133,276
Unrealized depreciation on open forward contracts	(218,122)	(968,980)
Futures contracts purchased	930,201	(938,165)
Unrealized appreciation (depreciation) on open forward contracts	827,487	(15,698)
Futures contracts sold	1,338,028	492,787
Incentive fee	—	252,150
Fees payable	3,271	221,928

Net cash used in operating activities	(4,073,220)	(7,773,321)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	19,700,064	12,052,772
Redemptions, net of change in redemptions payable	(8,527,246)	(3,815,710)

Net cash provided by financing activities	11,172,818	8,237,062

Net increase in cash	7,099,598	463,741

Cash, beginning of period	668,701	73,375

Cash, end of period	$7,768,299	$537,116

Supplemental disclosure of noncash financing activities:

2008 contributions received in 2007		$—

2009 contributions received in 2008	$—

Redemptions payable	$2,153,744	$1,697,042

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
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Investment Transactions and Related Investment Income and Expenses
Investment transactions are accounted for on a trade-date basis. Interest income and expenses are recognized on the accrual basis.
Income Taxes
The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.
Superfund Capital Management has continued to evaluate the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Fund has determined no reserves for uncertain tax positions were required to have been recorded as a result of the adoption of FIN 48. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no other income tax liability or expense has been recorded in the accompanying financial statements. The 2005 through 2009 tax years generally remain subject to examination by the U.S federal and most state tax authorities.
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
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within level 2 of the fair value hierarchy. As of and during the quarter ended March 31, 2009, the Fund held no derivative contracts valued using level 3 inputs.
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
The following table summarizes the valuation of the Fund’s assets and liabilities by the SFAS 157 fair value hierarchy as of March 31, 2009:
Series A:

	Balance
	March 31, 2009	Level 1	Level 2	Level 3

ASSETS

US Government securities	$19,462,098	$—	$19,462,098	$—

Unrealized appreciation on open forward contracts	77,170	—	77,170	—
Futures contracts purchased	340,462	340,462	—	—

Total Assets Measured at Fair Value	$19,879,730	$340,462	$19,539,268	$—

	Balance
	March 31, 2009	Level 1	Level 2	Level 3

LIABILITIES

Unrealized depreciation on open forward contracts	$244,186	$—	$244,186	$—

Futures contracts sold	222,312	222,312	—	—

Total Liabilities Measured at Fair Value	$466,498	$222,312	$244,186	$—

Series B:

	Balance
	March 31, 2009	Level 1	Level 2	Level 3

ASSETS

US Government securities	$36,670,537	$—	$36,670,537	$—

Unrealized appreciation on open forward contracts	263,000	—	263,000	—

Futures contracts purchased	1,047,889	1,047,889	—	—

Total Assets Measured at Fair Value	$37,981,426	$1,047,889	$36,933,537	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$990,991	$—	$990,991	$—

Futures contracts sold	930,051	930,051	—	—

Total Liabilities Measured at Fair Value	$1,921,042	$930,051	$990,991	$—

4. Disclosure of derivative instruments and hedging activities
The Fund follows SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. SFAS No. 161, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position.
Derivative instruments held by the Fund do not qualify as derivative instruments held as hedging instruments, as defined in SFAS No. 133. Instead, the Fund includes derivative instruments in its trading activity. Per the requirements of SFAS No. 161, the Fund discloses the gains and losses on its trading activities for both derivative and nonderivative instruments in the Statement of Operations for each Series.
The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. SFAS No. 133 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of SFAS No. 133. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Funds trading profits and losses in the Statements of Operations.
Information concerning the fair value of the Fund’s derivatives held long or sold short, including information related to the volume of the Fund’s derivative activity, is as follows:
Series A:

	As of March 31, 2009
	Long Positions Gross Unrealized						Short Position Gross Unrealized
		% of			% of			% of			% of	Net Unrealized
		Net			Net			Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets		Gains	assets		Losses	Assets	Open Positions

Foreign Exchange	$77,170	0.2		$—	—		$—	—		$(244,186)	(0.7)	$(167,016)
Currency	45,630	0.1		(3,290)	(0.0	)*	—	—		(109,436)	(0.3)	(67,096)
Financial	340,645	1.0		(20,136)	(0.1)		—	—		(3,995)	(0.0)*	316,514
Food & Fiber	1,667	0.0	*	(960)	(0.0	)*	6,115	0.0	*	(76,556)	(0.2)	(69,734)
Indices	—	—		(3,175)	(0.0	)*	2,644	0.0	*	(2,819)	(0.0)*	(3,350)
Metals	—	—		(19,919)	(0.0)		14,256	0.0	*	(42,106)	(0.1)	(47,769)
Livestock	—	—		—	—		17,750	0.0	*	—	—	17,750
Energy	—	—		—	—		3,499	0.0	*	(31,664)	(0.1)	(28,165)

Totals	$465,112	1.3		$(47,480)	(0.1)		$44,264	0.0	*	$(510,762)	(1.4)	$(48,866)

*	Due to rounding

The Fund’s trading results by market sector

	For the three months ended March 31, 2009
		Change in Net
	Realized Gain	Unrealized	Net Trading
	(Losses), Net	Gains (Losses)	Gains (Losses)

Foreign Exchange	$67,750	$(134,818)	$(67,068)
Currency	2,365	(206,257)	(203,892)
Financial	376,983	(193,314)	183,669
Food & Fiber	(16,948)	(62,769)	(79,717)
Indices	27,639	(19,119)	8,520
Metals	46,978	(122,904)	(75,926)
Livestock	44,130	(5,650)	38,480
Energy	268,999	(116,696)	152,303

Total net trading losses	$817,896	$(861,527)	$(43,631)

Series B:

	As of March 31, 2009
	Long Positions Gross Unrealized					Short Position Gross Unrealized					Net
		% of			% of		% of			% of	Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	assets		Losses	Assets	Open Positions

Foreign Exchange	$263,000	0.4		$—	—	$—	—		$(990,991)	(1.5)	$(727,991)
Currency	89,038	0.1		—	—	—	—		(354,284)	(0.5)	(265,246)
Financial	1,095,416	1.7		(79,335)	(0.1)	570	0.0	*	(36,279)	(0.1)*	980,372
Food & Fiber	8,536	0.0	*	(3,605)	(0.0)*	17,673	0.0	*	(272,815)	(0.4)	(250,211)
Indices	—	—		(6,280)	(0.0)*	8,944	0.0	*	(56,527)	(0.1)*	(53,863)
Metals	—	—		(55,881)	(0.1)	34,121	0.1		(190,175)	(0.3)	(211,935)
Livestock	—	—		—	—	53,020	0.1		—	—	53,020
Energy	—	—		—	—	1,781	0.0	*	(136,080)	(0.2)	(134,299)

Totals	$1,455,990	2.2		$(145,101)	(0.2)	$116,109	0.2		$(2,037,151)	3.1	$(610,153)

*	Due to rounding
The Fund’s trading results by market sector

	For the three months ended March 31, 2009
	Realized	Change in Net
	Gains	Unrealized	Net Trading
	(Losses), Net	Gains (Losses)	Losses

Foreign Exchange	$362,094	$(609,365)	$(247,271)
Currency	(17,429)	(648,930)	(666,359)
Financial	1,009,658	(524,395)	485,263
Food & Fiber	(104,437)	(197,175)	(301,612)
Indices	206,895	(37,468)	169,427
Metals	(12,521)	(394,940)	(407,461)
Livestock	134,590	(11,090)	123,500
Energy	858,302	(454,231)	404,071

Total net trading losses	$2,437,152	$(2,877,594)	$(440,442)

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities.
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
6. Allocation of net profits and losses
In accordance with the Fund’s Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.
Advance subscriptions represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum), ongoing offering expenses equal one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated February 9, 2009, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 4% of the month-end net asset value per Unit (one-twelfth of 4% per month). However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.
Superfund Capital Management will also be paid a monthly performance fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.
8. Financial highlights
Financial highlights for the period January 1 through March 31 are as follows:

	2009		2008
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(2.0)%	(2.4)%	18.0%	25.2%
Incentive fees*	0.0%	(0.5)%	0.7%	2.7%

Total return after incentive fees*	(2.0)%	(2.9)%	17.3%	22.5%

Ratios to average partners’ capital **
Operating expenses before incentive fees	7.6%	8.1%	9.1%	11.3%
Incentive fees	0.0%	1.8%	2.6%	9.9%

Total expenses	7.6%	9.9%	11.7%	21.2%

Net investment loss	(7.5)%	(7.9)%	(6.2)%	(8.9)%

Net asset value per unit, beginning of period	$1,932.30	$2,600.96	$1,486.44	$1,774.69

Net investment loss	(35.56)	(62.45)	(34.67)	(91.85)
Net loss on investments	(2.12)	(12.27)	292.44	490.18

Net asset value per unit, end of period	$1,894.62	$2,526.24	$1,744.21	$2,173.02

*	Not annualized

**	Annualized, except for incentive fees

Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.
9. Financial instrument risk
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
For Series A, gross unrealized gains and losses related to exchange traded futures were $432,206 and $314,056, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $77,170 and $244,186, respectively at March 31, 2009.
For Series B, gross unrealized gains and losses related to exchange traded futures were $1,309,099 and $1,191,261, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $263,000 and $990,991, respectively at March 31, 2009.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Newedge Alternative Strategies, Inc., Barclays Capital Inc., and RBC Capital Markets Corporation.
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
The majority of these futures and forwards mature within one year of March 31, 2009. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

10. Subscriptions and redemptions
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended March 31, 2009, subscriptions totaling $19,615,028 have been accepted and redemptions over the same period totaled $13,257,834.
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
RESULTS OF OPERATIONS
Three Months ended March 31, 2009
Series A:
Net results for the quarter ended March 31, 2009, were a loss of 1.95% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $715,503. This decrease consisted of interest income of $14,081, trading losses of $43,631, and total expenses of $685,953. The significant decrease of interest income was the result of unprecedented changes in interest rates. Expenses included $168,739 in management fees, $91,210 in ongoing offering expenses, $13,682 in operating expenses, $364,842 in selling commissions, $43,462 in brokerage commissions, and $4,018 in other expenses. At March 31, 2009, and December 31, 2008, the net asset value per Unit of Series A was $1,894.62 and 1,932.30, respectively.
Series B:
Net results for the quarter ended March 31, 2009, were a loss of 2.87% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $2,055,946. This decrease consisted of interest income of $26,879, trading losses of $440,442, and total expenses of $1,642,383. The significant decrease of interest income was the result of unprecedented changes in interest rates. Expenses included $314,480 in management fees, $169,989 in ongoing offering expenses, $25,498 in operating expenses, $679,956 in selling commissions, $301,233 in incentive fees, $145,445 in brokerage commissions, and $5,782 in other expenses. At March 31, 2009, and December 31, 2008, the net asset value per Unit of Series B was $2,526.24 and 2,600.96, respectively.
Fund results for 1st Quarter 2009:
In March, global stock indices finished the month with significant gains. On the basis of strong economic indicators, U.S. indices experienced gains of 7% to 10%, while Korea’s Kospi and the China-based H-Shares experienced gains of 14.2% and 13.7%, respectively. The Fund’s short stock indices positions resulted in losses for the month. Global short-term interest rate futures trended higher during March as the continuous actions of world central banks attempting to combat the recession and reverse deflation provided steady support. The Fund’s long interest rates positions produced gains. The Australian dollar gained 8.2% against the U.S. dollar, while the Brazilian real and New Zealand dollar gained 2.6% and 11.7%, respectively, based on strong relative economic performance bolstered by commodity market strength. The euro added 4.6% against the U.S. dollar and 6% against the Japanese yen, while the Norwegian krone rose 4.4% against the U.S. dollar. A relatively large loss resulted from the Fund’s short positions in these foreign currency markets. In March, Australian wheat production estimates grew by 1.4 million tons, while global 2008-09 total wheat production was projected to be a record 684.4 million tons. May corn moved 12.7% higher as rising crude oil and fertilizer prices resulted in the United States Department of Agriculture (“USDA”) shifting production from corn to soybeans. The Fund’s short positions in grain lead to a loss in the sector. May crude oil futures added to February’s late month rebound, rising 6.1%, supported by solid U.S. housing and durable goods orders and a weaker U.S. dollar. A surprisingly dramatic recovery in Chinese demand also provided underlying support. The Fund’s short energy sector positions resulted in losses for the month. Gold ETF holdings posted yet another record high, supporting the market at levels well above $900 per ounce as investors continued to seek protection from currency debasing moves by central bankers. In London, base metals, led by copper and zinc, up 19.7% and 21.4%, respectively, moved sharply higher amid widespread evidence that China is moving to counteract damage to its export-led economic growth by stockpiling industrial metals to use for vast infrastructure projects. These developments produced losses for the Fund’s short positions in the metals sector.
In February, equities continued their collapse as dark economic clouds hung over global markets. In Asia, major indices lost between 3% and 9%. The Nikkei Index fell nearly 4.7% amid a startling 84% drop in January machine orders (year over year). The Fund’s short positions in stock indices produced gains on the month. Front month U.S. 30 year bond futures finished slightly lower as the unexpected inflation readings and massive debt supply offset the short term inflation outlook. European bonds returned to recent highs as reports showed economic contraction of 1.5% in the 4th quarter, the most in 13 years. Japanese bonds also returned to recent highs as gross domestic product (“GDP”) shrank at a 12.7% annualized rate in the fourth quarter. The Fund’s long positions in the bonds sector produced gains for the month. May soybean futures showed strength early in the month on concern that dry conditions in Argentina would result in significant production losses. Nonetheless, soybeans finished over 10.7% lower as the combination of timely rains and persistent U.S. dollar strength weighed on values. May corn futures finished 8% lower despite the dry weather in Argentina leading the USDA to lower world production estimates by 4.6 million tons. The Fund’s short positions in the grains sector resulted in gains for the month. U.S. crude inventories rose to 351.3 million barrels versus 299.8 million barrels in February 2009 despite several rounds of OPEC production cuts. Despite the negative news, April crude managed a late rally of over 20% to finish with a loss of 3.3% on the back of a bullish gasoline inventory report. April gasoline futures rallied over 20% from its lows to finish 1.3% higher as capacity utilization in the refining sector shrank to 81.4%. April natural gas finished 6.2% lower as supplies stood more than 12% above the five-year average. The Fund’s short positions in the energy sector resulted in overall gains for the month.
In January, negative news sent equities lower around the world. Asian indices finished lower as the Nikkei declined 10% due to distressed vehicle sales and industrial production, while Hong Kong’s Hang Seng index fell 8.2% on poor export data. In Europe, falling industrial production and bank sector trouble pressured markets, leading to a 10.2% decline for Germany’s DAX. The Fund’s short positions in the stock indices sector produced gains for the month. World bond markets gave back most of December’s gains as stimulus and bailout package announcements by world governments made bond investors nervous. In Europe, producer prices fell the most in 27 years and consumer inflation reached the lowest in more than 2 years. This data propelled front-month Bund futures to a record high by mid-month, however the market finished near unchanged as the European Central Bank rejected talk of easing to a 0% target rate. The Fund’s long positions in the bonds sector resulted in losses for the month. Crude oil settled near its December low of around $40 per barrel as the market shrugged off a litany of bullish factors, choosing instead to focus on deteriorating demand, growing inventories, and the strong U.S dollar. March natural gas futures continued trending lower, falling 21.8% as inventories remained plentiful despite below average temperatures throughout the U.S. The Fund’s short positions in the energy sector produced overall gains for the month.
For the first quarter of 2009, the most profitable market sector was interest rates, while the largest losses resulted from positions in the currency sector.
Three Months ended March 31, 2008
Series A:
Net results for the quarter ended March 31, 2008, were a gain of 17.34% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $9,412,233. This increase consisted of interest income of $408,887, trading gains of $10,667,361, and total expenses of $1,664,015. Expenses included $266,434 in management fees, $144,018 in organization and offering expenses, $21,603 in operating expenses, $576,074 in selling commissions, $364,515 in incentive fees, $290,178 in brokerage commissions, and $1,193 in other expenses. At March 31, 2008, and December 31, 2007, the net asset value per Unit of Series A was $1,744.21 and 1,486.44, respectively.
Series B:
Net results for the quarter ended March 31, 2008, were a gain of 22.45% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $6,273,864. This increase consisted of interest income of $188,147, trading gains of $7,759,851, and total expenses of $1,674,134. Expenses included $158,224 in management fees, $85,527 in organization and offering expenses, $12,829 in operating expenses, $342,107 in selling commissions, $780,941 in incentive fees, $293,444 in brokerage commissions, and $1,062 in other expenses. At March 31, 2008, and December 31, 2007, the net asset value per Unit of Series B was $2,173.02 and 1,774.69, respectively.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at March 31, 2009, and December 31, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to the Fund.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
The following tables summarize the redemptions by investors during the three months ended March 31, 2009:
Series A:

Month	Units Redeemed	NAV per Units ($)
January 31, 2009	1,115.561	1,939.15
February 28, 2009	449.679	1,939.87
March 31, 2009	945.225	1,894.62

	2,510.465

Series B:

Month	Units Redeemed	NAV per Units ($)
January 31, 2009	1,455.812	2,627.28
February 28, 2009	731.516	2,645.07
March 31, 2009	852.532	2,526.24

	3,039.86

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

Date: May 15, 2009	QUADRIGA SUPERFUND, L.P. (Registrant)
	By:	Superfund Capital Management, Inc. General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Roman Gregorig
Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1