Form 10-Q
period 2009-06-30
QUADRIGA SUPERFUND
filed 2009-08-14
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 000-51634
QUADRIGA SUPERFUND, L.P.

(Exact name of registrant as specified in charter)

Delaware	98-0375395

(State)	(IRS Employer Identification No.)

Superfund Office Building Grand Anse, St. George’s P.O. Box 1479 Grand Anse Grenada, W.I.	N/A

(Address of Principal Executive Offices)	(Zip Code)
(473) 439-2418

(Registrant’s telephone number, including area code)
Not applicable

(Former name, former address and former fiscal years, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐     No ☐
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
Yes ☐     No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Quadriga Superfund, L.P. — Series A are included in Item 1:

Page
Financial Statements

Statements of Assets and Liabilities as of June 30, 2009 (unaudited) and December 31, 2008	3

Condensed Schedule of Investments as of June 30, 2009 (unaudited)	4

Condensed Schedule of Investments as of December 31, 2008	5

Statements of Operations for the three months ended June 30, 2009 (unaudited) and June 30, 2008 and the six months ended June 30, 2009 (unaudited) and June 30, 2008	6

Statements of Changes in Net Assets for the six months ended June 30, 2009 (unaudited) and June 30, 2008	7

Statements of Cash Flows for the six months ended June 30, 2009 (unaudited) and June 30, 2008	8
EX-31.1
EX-31.2
EX-32.1
EX-32.2
The following unaudited financial statements of Quadriga Superfund, L.P. — Series B are included in Item 1:

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2009 (Unaudited), and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS

US Government securities, at fair value (amortized costs of $13,766,456 and $31,494,929 as of June 30, 2009, and December 31, 2008, respectively)	$13,766,456	$31,494,929
Due from brokers	18,978,727	4,049,967
Unrealized appreciation on open forward contracts	31,714	11,138
Futures contracts sold	—	109,330
Futures contracts purchased	785,424	735,529
Cash	396,316	810,576

Total assets	33,958,637	37,211,469

LIABILITIES

Unrealized depreciation on open forward contracts	113,066	43,336
Futures contracts sold	83,443	—
Redemptions payable	2,654,393	1,714,573
Due to affiliate	—	300,000
Fees payable	151,665	181,226

Total liabilities	3,002,567	2,239,135

NET ASSETS	$30,956,070	$34,972,334

Number of Units	20,441.228	18,098.830
Net asset value per Unit	$1,514.39	$1,932.30

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2009 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 27, 2009 (amortized cost of $13,766,456), securities are held in margin accounts as collateral for open futures and forwards	$13,770,000	44.5%	$13,766,456

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	31,714

Total unrealized appreciation on forward contracts		0.1	31,714

Unrealized depreciation on forward contracts
Currency		(0.4)	(113,066)

Total unrealized depreciation on forward contracts		(0.4)	(113,066)

Total forward contracts, at fair value		(0.3)	(81,352)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.2	54,394
Financial		2.3	725,225
Food & Fiber		0.0 *	5,805

Total futures contracts purchased		2.5	785,424

Futures Contracts Sold
Currency		(0.2)	(76,546)
Energy		0.8	253,367
Financial		(0.0) *	(8,760)
Food & Fiber		1.1	326,533
Indices		(0.7)	(217,063)
Livestock		0.4	123,560
Metals		(1.6)	(484,534)

Total futures contracts sold		(0.2)	(83,443)

Total futures contracts, at fair value		2.3%	$701,981

Futures and forward contracts by country composition
European Monetary Union		0.7%	$231,519
Great Britian		0.3	78,086
Japan		1.5	459,254
United States		0.5	156,571
Other		(1.0)	(304,801)

Total futures and forward contracts by country		2.0%	$620,629

*	Due to Rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 26, 2009 (amortized cost of $31,494,929), securities are held in margin accounts as collateral for open futures and forwards	$31,500,000	90.1%	$31,494,929

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.0 *	11,138

Total unrealized appreciation on forward contracts		0.0 *	11,138

Unrealized depreciation on forward contracts
Currency		(0.1)	(43,336)

Total unrealized depreciation on forward contracts		(0.1)	(43,336)

Total forward contracts, at fair value		(0.1)	(32,198)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.3	101,136
Financial		1.5	508,908
Food & Fiber		0.1	33,914
Indices		0.0 *	22,836
Metals		0.2	68,735

Total futures contracts purchased		2.1	735,529

Futures Contracts Sold
Currency		0.1	38,025
Energy		0.2	88,531
Financial		0.0 *	919
Food & Fiber		(0.1)	(40,878)
Indices		(0.0)	(7,067)
Livestock		0.1	23,400
Metals		0.0 *	6,400

Total futures contracts sold		0.3	109,330

Total futures contracts, at fair value		2.4%	$844,859

Futures and forward contracts by country
European Monetary Union		0.4%	$153,538
Great Britain		0.3	110,392
United States		1.1	369,143
Other		0.5	179,588

Total futures and forward contracts by country composition		2.3%	$812,661

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Investment income
Interest income	$10,036	$229,437	$24,116	$638,324

Total income	10,036	229,437	24,116	638,324

Expenses
Selling commission	339,385	428,243	704,227	1,004,317
Management fee	156,966	198,062	325,705	464,496
Ongoing offering expenses	84,846	107,061	176,057	251,079
Operating expenses	12,727	16,059	26,408	37,662
Incentive fee	—	1,422,166	—	1,786,681
Brokerage commissions	191,989	156,476	235,451	446,654
Other	5,409	3,059	9,426	4,242

Total expenses	791,322	2,331,126	1,477,274	3,995,131

Net investment loss	(781,286)	(2,101,689)	(1,453,158)	(3,356,807)

Realized and unrealized gain (loss) on investments

Net realized gain (loss) on futures and forward contracts	(7,811,988)	5,645,421	(6,994,092)	14,639,770
Net change in unrealized appreciation (depreciation) on futures and forward contracts	669,495	889,012	(192,032)	2,562,023

Net gain (loss) on investments	(7,142,493)	6,534,433	(7,186,124)	17,201,793

Net increase (decrease) in net assets from operations	$(7,923,779)	$4,432,744	$(8,639,282)	$13,844,986

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(376.67)	$188.97	$(432.91)	$474.51

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(380.23)	$201.74	$(417.91)	$459.51

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Six Months Ended June 30,
(Unaudited)

	2009	2008
Increase (decrease) in net assets from operations
Net investment loss	$(1,453,158)	$(3,356,807)
Net realized gain (loss) on futures and forward contracts	(6,994,092)	14,639,770
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(192,032)	2,562,023

Net increase (decrease) in net assets from operations	(8,639,282)	13,844,986

Capital share transactions
Issuance of Units	13,773,932	2,377,050
Redemption of Units	(9,150,914)	(31,867,941)

Net increase (decrease) in net assets from capital share transactions	4,623,018	(29,490,891)

Net decrease in net assets	(4,016,264)	(15,645,905)

Net assets, beginning of period	34,972,334	57,934,508

Net assets, end of period	$30,956,070	$42,288,603

Units, beginning of period	18,098.830	38,975.348
Issuance of Units	7,600.926	1,428.016
Redemption of Units	(5,258.528)	(18,671.749)

Units, end of period	20,441.228	21,731.615

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(8,639,282)	$13,844,986
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(48,693,051)	(85,217,987)
Gross proceeds from sales of U.S. government securities	66,399,409	102,682,797
Amortization of discounts and premiums	22,115	566,499
Due from brokers	(14,928,760)	1,598,417
Due to affiliate	(300,000)	(133,276)
Unrealized appreciation on open forward contracts	(20,576)	(266,622)
Futures contracts purchased	(49,895)	(1,131,822)
Unrealized depreciation on open forward contracts	69,730	(622,755)
Futures contracts sold	192,773	(540,824)
Incentive fee	—	1,005,589
Fees payable	(29,561)	(55,108)

Net cash provided by (used in) operating activities	(5,977,098)	31,729,894

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	13,773,932	2,377,050
Redemptions, net of redemptions payable	(8,211,094)	(34,122,909)

Net cash provided by (used in) financing activities	5,562,838	(31,745,859)

Net decrease in cash	(414,260)	(15,965)

Cash, beginning of period	810,576	114,554

Cash, end of period	$396,316	$98,589

Supplemental disclosure of non-cash financing activities

Redemptions payable	$2,654,393	$640,705

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2009 (Unaudited), and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS

US Government securities, at fair value (amortized costs of $23,778,790 and $54,825,911) as of June 30, 2009, and December 31, 2008, respectively	$23,778,790	$54,825,911

Due from brokers	30,734,787	5,961,708

Unrealized appreciation on open forward contracts	92,689	44,878

Futures contracts sold	—	407,977

Futures contracts purchased	2,068,090	1,978,090

Cash	398,506	668,701

Total assets	57,072,862	63,887,265

LIABILITIES

Unrealized depreciation on open forward contracts	311,106	163,504

Futures contracts sold	233,237	—

Redemptions payable	1,650,131	2,767,509

Fees payable	268,097	339,201

Total liabilities	2,462,571	3,270,214

NET ASSETS	$54,610,291	$60,617,051

Number of Units	31,139.824	23,305.633

Net asset value per Unit	$1,753.71	$2,600.96

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2009 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 27, 2009 (amortized cost of $23,778,790), securities are held in margin accounts as collateral for open futures and forwards	$23,785,000	43.5%	$23,778,790

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.2	92,689

Total unrealized appreciation on forward contracts		0.2	92,689

Unrealized depreciation on forward contracts
Currency		(0.6)	(311,106)

Total unrealized depreciation on forward contracts		(0.6)	(311,106)

Total forward contracts, at fair value		(0.4)	(218,417)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3	143,169
Financial		3.5	1,908,591
Food & Fiber		0.0 *	16,330

Total futures contracts purchased		3.8	2,068,090

Futures contracts sold
Currency		(0.4)	(199,334)
Energy		1.2	672,061
Financial		(0.0) *	(15,615)
Food & Fiber		1.6	861,928
Indices		(1.1)	(586,432)
Livestock		0.6	323,270
Metals		(2.3)	(1,289,115)

Total futures contracts sold		(0.4)	(233,237)

Total futures contracts, at fair value		3.4%	$1,834,853

Futures and forward contracts by country composition
European Monetary Union		1.1%	599,032
Great Britain		0.4	214,227
Japan		2.2	1,210,240
United States		0.8	407,579
Other		(1.5)	(814,642)

Total futures and forward contracts by country		3.0%	$1,616,436

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 26, 2009 (amortized cost of $54,825,911), securities are held in margin accounts as collateral for open futures and forwards	$54,835,000	90.4%	$54,825,911

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	44,878

Total unrealized appreciation on forward contracts		0.1	44,878

Unrealized depreciation on forward contracts
Currency		(0.3)	(163,504)

Total unrealized depreciation on forward contracts		(0.3)	(163,504)

Total forward contracts, at fair value		(0.2)	(118,626)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.5	282,349
Financial		2.5	1,535,102
Food & Fiber		0.2	91,596
Indices		0.1	69,043

Total futures contracts purchased		3.3	1,978,090

Futures contracts sold
Currency		0.2	101,335
Energy		0.5	319,932
Financial		(0.1)	(30,335)
Livestock		0.1	64,110
Indices		(0.1)	(85,438)
Food & Fiber		(0.2)	(144,632)
Metals		0.3	183,005

Total futures contracts sold		0.7	407,977

Total futures contracts, at fair value		4.0%	$2,386,067

Futures and forward contracts by country composition
European Monetary Union		0.7%	$425,341
Great Britain		0.5	291,376
United States		1.9	1,142,037
Other		0.7	408,687

Total futures and forward contracts by country		3.8%	$2,267,441

*	Due to rounding
See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Investment income
Interest income	$20,765	$210,065	$47,644	$398,212

Total income	20,765	210,065	47,644	398,212

Expenses
Selling commission	579,720	525,236	1,259,676	867,342
Management fee	268,121	242,922	582,600	401,146
Ongoing offering expenses	144,930	131,309	314,919	216,836
Operating expenses	21,739	19,696	47,238	32,525
Incentive fee	—	3,050,224	301,233	3,831,165
Brokerage commissions	540,489	286,367	685,935	579,812
Other	10,229	2,784	16,011	3,846

Total expenses	1,565,228	4,258,538	3,207,612	5,932,672

Net investment loss	(1,544,463)	(4,048,473)	(3,159,968)	(5,534,460)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(23,243,495)	8,845,367	(20,806,342)	15,214,060
Net change in unrealized appreciation (depreciation) on futures and forward contracts
	2,226,589	4,592,198	(651,005)	5,983,356

Net gain (loss) on investments	(21,016,906)	13,437,565	(21,457,347)	21,197,416

Net increase (decrease) in net assets from operations	$(22,561,369)	$9,389,092	$(24,617,315)	$15,662,956

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(755.98)	$427.30	$(881.28)	$813.75

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(772.53)	$420.30	$(847.25)	$818.63

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Six Months Ended June 30,
(Unaudited)

	2009	2008
Increase (decrease) in net assets from operations
Net investment loss	$(3,159,968)	$(5,534,460)
Net realized gain (loss) on futures and forward contracts	(20,806,342)	15,214,060
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(651,005)	5,983,356

Net increase (decrease) in net assets from operations	(24,617,315)	15,662,956

Capital share transactions
Issuance of Units	30,628,237	21,205,755
Redemption of Units	(12,017,682)	(4,936,472)

Net increase in net assets from capital share transactions	18,610,555	16,269,283

Net increase (decrease) in net assets	(6,006,760)	31,932,239

Net assets, beginning of period	60,617,051	25,855,147

Net assets, end of period	$54,610,291	$57,787,386

Units, beginning of period	23,305.633	14,568.812
Issuance of Units	12,941.955	10,038.272
Redemption of Units	(5,107.764)	(2,323.939)

Units, end of period	31,139.824	22,283.145

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(24,617,315)	$15,662,956
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. Government securities	(84,870,185)	(81,868,189)
Gross sales of U.S. Government securities	115,876,059	64,734,394
Amortization of discounts and premiums	41,247	334,960
Due from brokers	(24,773,079)	(9,731,575)
Due from affiliate	—	133,276
Unrealized appreciation on open forward contracts	(47,811)	(930,458)
Futures contracts purchased	(90,000)	(2,830,973)
Unrealized depreciation on open forward contracts	147,602	54,929
Futures contracts sold	641,214	(2,276,854)
Incentive fee	—	2,138,912
Fees payable	(71,104)	283,208

Net cash used in operating activities	(17,763,372)	(14,295,414)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	30,628,237	21,205,755
Redemptions, net of redemptions payable	(13,135,060)	(6,584,322)

Net cash provided by financing activities	17,493,177	14,621,433

Net increase (decrease) in cash	(270,195)	326,019

Cash, beginning of period	668,701	73,375

Cash, end of period	$398,506	399,394

Supplemental disclosure of noncash financing activities:

Redemptions payable	$1,650,131	$444,624

See accompanying notes to financial statements

QUADRIGA SUPERFUND, L.P. — SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
QUADRIGA SUPERFUND, L.P. — SERIES A AND B
1. Nature of operations
Organization and Business
Quadriga Superfund, L.P., a Delaware Limited Partnership (the “Fund”), commenced operations on November 5, 2002. The Fund was organized to trade speculatively in United States and international commodity futures markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading manager of the Fund (“Superfund Capital Management”). The Fund has issued two series of units of Limited Partnership Interest (“Units”), Series A and Series B (each a “Series”). Series A and Series B are traded and managed the same way, with the exception of the degree of leverage.
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

Investment Transactions, Investment Income and Expenses
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
Superfund Capital Management has evaluated the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of FIN 48. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Superfund Capital Management to make estimates and assumptions that affect the assets, liabilities, income and expenses, as well as the other disclosures in the financial statements. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In April 2009, FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. On April 1, 2009, the Fund adopted FSP FAS 157-4 and the adoption did not have a material impact on the Fund.
In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. On April 1, 2009, the Fund adopted FSP FAS 107-1 and APB 28-1 and the adoption did not have a material impact on the Fund.
3. Fair Value Measurements
The Fund follows SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within level 2 of the fair value hierarchy. As of and during the quarter ended June 30, 2009, the Fund held no derivative contracts valued using level 3 inputs.
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
The following table summarizes the valuation of the Fund’s assets and liabilities by the SFAS 157 fair value hierarchy as of December 31, 2008:
Series A.

	Balance
	December
	31, 2008	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$31,494,929	$—	$31,494,929	$—
Unrealized appreciation on open forward contracts	11,138	—	11,138	—
Futures contracts purchased	735,529	735,529	—	—
Futures contracts sold	109,330	109,330	—	—

Total Assets Measured at Fair Value	$32,350,926	$844,859	$31,506,067	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$43,336	$—	$43,336	$—

Total Liabilities Measured at Fair Value	$43,336	$—	$43,336	$—

Series B.

	Balance
	December
	31, 2008	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$54,825,911	$—	$54,825,911	$—
Unrealized appreciation on open forward contracts	44,878	—	44,878	—
Futures contracts purchased	1,978,090	1,978,090	—	—
Futures contracts sold	407,977	407,977	—	—

Total Assets Measured at Fair Value	$57,256,856	$2,386,067	$54,870,789	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$163,504	$—	$163,504	$—

Total Liabilities Measured at Fair Value	$163,504	$—	$163,504	$—

Series A:

	Balance
	June 30, 2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$13,766,456	$—	$13,766,456	$—
Unrealized appreciation on open forward contracts	31,714	—	31,714	—
Futures contracts purchased	785,424	785,424	—	—

Total Assets Measured at Fair Value	$14,583,594	$785,424	$13,798,170	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$113,066	$—	$113,066	$—
Futures contracts sold	83,443	83,443	—

Total Liabilities Measured at Fair Value	$196,509	$83,443	$113,066	$—

Series B:

	Balance
	June 30, 2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$23,778,790	$—	$23,778,790	$—
Unrealized appreciation on open forward contracts	92,689	—	92,689	—
Futures contracts purchased	2,068,090	2,068,090	—	—

Total Assets Measured at Fair Value	$25,939,569	$2,068,090	$23,871,479	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$311,106	$—	$311,106	$—
Futures contracts sold	233,237	233,237	—

Total Liabilities Measured at Fair Value	$544,343	$233,237	$311,106	$—

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
The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. SFAS No. 133 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of SFAS No. 133. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s trading profits and losses in the Statements of Operations.
Management believes futures and forwards trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, including information related to the volume of the Fund’s derivative activity, is as follows:
Series A:

	As of June 30, 2009
	Long Positions Gross Unrealized					Short Position Gross Unrealized
		% of			% of		% of			% of	Net Unrealized Gain
		Net			Net		Net			Net	(Loss) on Open
	Gains	Assets		Losses	Assets	Gains	assets		Losses	Assets	Positions

Foreign Exchange	$31,714	0.1		$—	—	$—	—		$(113,066)	(0.4)	$(81,352)
Currency	54,394	0.2		—	—	35,160	0.1		(111,706)	(0.4)	(22,152)
Financial	786,213	2.5		(60,988)	(0.2)	6,960	0.0	*	(15,720)	(0.1)	716,465
Food & Fiber	6,335	0.0	*	(530)	(0.0)*	363,283	1.2		(36,750)	(0.1)	332,338
Indices	—	—		—	—	11,667	0.0	*	(228,730)	(0.7)	(217,063)
Metals	—	—		—	—	25,740	0.1		(510,274)	(1.6)	(484,534)
Livestock	—	—		—	—	145,010	0.5		(21,450)	(0.1)	123,560
Energy	—	—		—	—	265,950	0.9		(12,583)	(0.0)*	253,367

Totals	$878,656	2.8		$(61,518)	(0.2)	$853,770	2.8		$(1,050,279)	(3.4)	$620,629

*	Due to rounding
Series A trading results by market sector

	For the three months ended June 30, 2009
		Change in Net
	Net Realized Gain	Unrealized Gains	Net Trading Gains
	(Losses)	(Losses)	(Losses)

Foreign Exchange	$(768,259)	$85,664	$(682,595)
Currency	(1,077,337)	44,944	(1,032,393)
Financial	(1,376,110)	399,951	(976,159)
Food & Fiber	(666,325)	402,072	(264,253)
Indices	(633,071)	(213,713)	(846,784)
Metals	(566,742)	(436,765)	(1,003,507)
Livestock	(64,770)	105,810	41,040
Energy	(2,659,374)	281,532	(2,377,842)

Total net trading losses	$(7,811,988)	$669,495	$(7,142,493)

	For the six months ended June 30, 2009
		Change in Net
	Net Realized Gain	Unrealized Gains	Net Trading Gains
	(Losses)	(Losses)	(Losses)

Foreign Exchange	$(700,509)	$(49,154)	$(749,663)
Currency	(1,074,972)	(161,313)	(1,236,285)
Financial	(999,127)	206,637	(792,490)
Food & Fiber	(683,273)	339,303	(343,970)
Indices	(605,432)	(232,832)	(838,264)
Metals	(519,764)	(559,669)	(1,079,433)
Livestock	(20,640)	100,160	79,520
Energy	(2,390,375)	164,836	(2,225,539)

Total net trading losses	$(6,994,092)	$(192,032)	$(7,186,124)

Series B:

	As of June 30, 2009
	Long Positions Gross Unrealized					Short Position Gross Unrealized
		% of			% of		% of			% of	Net Unrealized Gain
		Net			Net		Net			Net	(Loss) on Open
	Gains	Assets		Losses	Assets	Gains	assets		Losses	Assets	Positions

Foreign Exchange	$92,689	0.2		$—	—	$—	—		$(311,106)	(0.6)	$(218,417)
Currency	143,169	0.3		—	—	92,860	0.2		(292,194)	(0.5)	(56,165)
Financial	2,067,910	3.8		(159,319)	(0.3)	24,070	0.0	*	(39,685)	(0.1)	1,892,976
Food & Fiber	17,560	0.0	*	(1,230)	(0.0)*	962,478	1.8		(100,550)	(0.2)	878,258
Indices	—	—		—	—	37,373	0.1		(623,805)	(1.1)	(586,432)
Metals	—	—		—	—	72,020	0.1		(1,361,135)	(2.5)	(1,289,115)
Livestock	—	—		—	—	379,550	0.7		(56,280)	(0.1)	323,270
Energy	—	—		—	—	709,344	1.3		(37,283)	(0.1)	672,061

Totals	$2,321,328	4.3		$(160,549)	(0.3)	$2,277,695	4.2		$(2,822,038)	(5.2)	$1,616,436

*	Due to rounding
Series B trading results by market sector

	For the three months ended June 30, 2009
		Change in Net
	Net Realized Gain	Unrealized Gains	Net Trading Gains
	(Losses)	(Losses)	(Losses)

Foreign Exchange	$(2,644,671)	$509,574	$(2,135,097)
Currency	(3,097,244)	209,081	(2,888,163)
Financial	(3,597,016)	912,604	(2,684,412)
Food & Fiber	(2,019,040)	1,128,469	(890,571)
Indices	(2,324,019)	(532,569)	(2,856,588)
Metals	(1,812,491)	(1,077,180)	(2,889,671)
Livestock	(164,170)	270,250	106,080
Energy	(7,584,844)	806,360	(6,778,484)

Total net trading losses	$(23,243,495)	$2,226,589	$(21,016,906)

	For the six months ended June 30, 2009
		Change in Net
	Net Realized Gain	Unrealized Gains	Net Trading Gains
	(Losses)	(Losses)	(Losses)

Foreign Exchange	$(2,282,577)	$(99,791)	$(2,382,368)
Currency	(3,114,673)	(439,849)	(3,554,522)
Financial	(2,587,358)	388,209	(2,199,149)
Food & Fiber	(2,123,477)	931,294	(1,192,183)
Indices	(2,117,124)	(570,037)	(2,687,161)
Metals	(1,825,012)	(1,472,120)	(3,297,132)
Livestock	(29,580)	259,160	229,580
Energy	(6,726,542)	352,129	(6,374,413)

Total net trading losses	$(20,806,343)	$(651,005)	$(21,457,348)

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
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the prospectus dated February 9, 2009 (the “Prospectus”), included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 4% of the month-end net asset value per Unit (one-twelfth of 4% per month). However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.

Superfund Capital Management will also be paid a monthly performance fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.
8. Financial highlights
Financial highlights for the period January 1 through June 30 are as follows:

	2009		2008
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(21.6)%	(32.2)%	36.4%	57.3%
Incentive fees*	0.0%	(0.4)%	5.5%	11.2%

Total return after incentive fees*	(21.6)%	(32.6)%	30.9%	46.1%

Ratios to average partners’ capital **
Operating expenses before incentive fees	8.4%	9.3%	8.7%	10.5%
Incentive fees	0.0%	1.0%	3.5%	9.6%

Total expenses	8.4%	10.3%	12.2%	20.1%

Net investment loss before incentive fees	(8.3)%	(9.1)%	(6.2)%	(8.5)%

Net asset value per unit, beginning of period	$1,932.30	2,600.96	$1,486.44	$1,774.69

Net investment loss	(73.35)	(114.58)	(114.21)	(286.29)
Net gain (loss) on investments	(344.56)	(732.67)	573.72	1,104.92

Net asset value per unit, end of period	$1,514.39	$1,753.71	$1,945.95	$2,593.32

Financial highlights for the period April 1 through June 30 are as follows:

	2009		2008
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(20.1)%	(30.6)%	15.3%	25.6%
Incentive fees*	0.0%	0.0%	3.7%	6.3%

Total return after incentive fees*	(20.1)%	(30.6)%	11.6%	19.3%

Ratios to average partners’ capital **
Operating expenses before incentive fees	9.3%	10.4%	8.3%	9.9%
Incentive fees	0.0%	0.0%	3.2%	6.2%

Total expenses	9.3%	10.4%	11.5%	16.1%

Net investment loss before incentive fees	(9.1)%	(10.3)%	(6.2)%	(8.2)%

Net asset value per unit, beginning of period	$1,894.62	$2,526.24	$1,744.21	$2,173.02

Net investment loss	(38.07)	(53.09)	(89.60)	(184.25)
Net gain (loss) on investments	(342.16)	(719.44)	291.34	604.55

Net asset value per unit, end of period	$1,514.39	$1,753.71	$1,945.95	$2,593.32

*	Not annualized

**	Annualized, except for incentive fees
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
For Series A, gross unrealized gains and losses related to exchange traded futures were $1,700,712 and $998,731, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $31,714 and $113,066, respectively, at June 30, 2009.
For Series B, gross unrealized gains and losses related to exchange traded futures were $4,506,334 and $2,671,481, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $92,689 and $311,106, respectively, at June 30, 2009.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Newedge Alternative Strategies, Inc., and Barclays Capital Inc.
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
The majority of these futures and forwards mature within one year of June 30, 2009. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such redemption to Superfund Capital Management not less than ten business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the effective date of the redemption. However, in special circumstances, including, but not limited to inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay. The Fund’s prospectus provides “if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.”
11. Subsequent events
Management has evaluated the impact of all subsequent events on the Fund through August 14, 2009, the date the financial statements were issued, and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements other than the following disclosure:
As discusses in footnote 10, if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business day and declare a special redemption period. Superfund Capital Management estimated that as of August 13, 2009, the net asset value per unit was $1,493.23 representing a decline of 42.59% since the prior year-end.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended June 30, 2009, subscriptions totaling $24,787,139 have been accepted and redemptions over the same period totaled $8,068,777.
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
RESULTS OF OPERATIONS
Three Months ended June 30, 2009
Series A:
Net results for the quarter ended June 30, 2009 were a loss of 20.07% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $7,923,779. This decrease consisted of interest income of $10,036, trading losses of $7,142,493, and total expenses of $791,322. The decrease in interest income was the result of low interest rates combined with a decrease in assets. Expenses included $156,966 in management fees, $84,846 in ongoing offering expenses, $12,727 in operating expenses, $339,385 in selling commissions, $191,989 in brokerage commissions, and $5,409 in other expenses. At June 30, 2009 and March 31, 2009, the net asset value per Unit of Series A was $1,514.39 and $1,894.62, respectively.
Series B:
Net results for the quarter ended June 30, 2009 were a loss of 30.58% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $22,561,369. This decrease consisted of interest income of $20,765, trading losses of $21,016,906, and total expenses of $1,565,228. The decrease in interest income was the result of low interest rates combined with a decrease in assets. Expenses included $268,121 in management fees, $144,930 in ongoing offering expenses, $21,739 in operating expenses, $579,720 in selling commissions, $540,489 in brokerage commissions, and $10,229 in other expenses. At June 30, 2009 and March 31, 2009, the net asset value per Unit of Series B was $1,753.17 and $2,526.24, respectively.
Fund results for 2nd Quarter 2009:
In June, U.S. stock indices finished near unchanged, while most Asian stock indices finished higher; Hong Kong’s Chinese Enterprise Index rose 6.1%. The Fund’s short positions in the stock indices sector experienced a loss. World bond markets reversed early month lows by month end, finishing higher as improving bond yields and a stagnating equity rally attracted buyers. The Fund’s long positions in the bonds sector led to a gain. U.S. and European short-term interest rate futures finished slightly higher in June, recovering from a substantial early month selloff. The Fund’s long positions during the earlier part of the month resulted in losses. The Australian dollar finished the month 1.2% higher, while the British pound finished 2.0% higher. The Fund’s long positions in the U.S. dollar led to a loss. December wheat contracts plunged, losing 17.5% as the global recession continued to destroy demand. The Fund’s short positions in the grains sector produced gains. London copper added 3.7%, while lead also rose 8.9% as Chinese auto sales soared. London nickel finished up 10% as Chinese imports for the first 4 months of 2009 exceeded 2008 levels by 16%. The Fund’s short positions in the metals sector resulted in losses. U.S. August crude oil futures added 4.1% despite rising inventories as Chinese buying supported values. The Fund’s short positions in the energy sector produced losses. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a substantial influence on this month’s overall negative performance.
In May, world bond markets traded dramatically lower as burgeoning budget deficits led to heavy bond issuance, foreshadowing long-term inflation. U.S. 30-year bond futures, German Bund futures, and Japanese 10-year bond futures traded to their lowest levels since November 2008. The Fund’s long positions in the bonds sector resulted in losses. Emerging market strength contributed to a steep selloff in U.S. treasuries, resulting in a 6.2% loss for the U.S. dollar index. The Brazilian real and the Australian dollar were up 10% and 13.2%, respectively, against the U.S. dollar. The Fund’s long positions in the U.S. dollar produced losses. Despite crude demand falling more than 7.5% from last year, inventories declined, leading to a 24.8% gain for July crude futures. The Fund’s short positions in this sector incurred relatively large losses. Other market sectors did not reveal significant trends and did not have a significant influence on this month’s overall negative performance.
In April, the S&P 500 Index rose 9.4% led by bank stocks as (i) FAS 157-4 provided guidance for determining the fair value of assets and liabilities, including guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value and (ii) strong earnings from favorable spreads created by cheap central bank liquidity supported values. The Fund’s short stock indices positions led to a relatively large loss. World bond markets tracked steadily lower in April as money flowed out of low yielding treasuries and into equities. The Fund’s long positions in the bonds sector produced an overall loss. The U.S. dollar index finished down 1.2% while the euro moved sideways as capital moved out of the U.S. and European Union amid unattractive treasury yields. The Hungarian forint, Polish zloty and Czech koruna gained 6.0%, 4.6% and 2.1%, respectively against the U.S. dollar, while the Australian dollar, Canadian dollar and Brazilian real finished up 5.0%, 5.5% and 5.7%, respectively against the U.S. dollar. The Fund’s long positions in the U.S. dollar lead to an overall loss for the currency sector. Positive economic signals from the G20 meeting and the resulting rise in world equity markets were offset by rising inventories as global energy demand continued to contract. June natural gas prices continued lower, posting a 13.8% loss as storage increased to nearly 34% greater than a year ago and 23% greater than the five-year moving average. The Fund’s short positions in the energy sector produced a relatively large gain. Other market sectors did not reveal significant trends and did not have a substantial influence on April’s overall negative performance.
For the second quarter of 2009, the most profitable market sector for the Fund on an overall basis was the grains sector, while the greatest losses resulted from the Fund’s positions in the energy sector.
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
Three Months ended June 30, 2008
Series A:
Net results for the quarter ended June 30, 2008 were a profit of 11.57% in net asset value compared to the preceding quarter. In this period, Series A experienced a net increase in net assets from operations of $4,432,744. This increase consisted of interest income of $229,437, trading gains of $6,534,433, and total expenses of $2,331,126. Expenses included $198,062 in management fees, $107,061 in ongoing offering expenses, $16,059 in operating expenses, $428,243 in selling commissions, $1,422,166 in incentive fees, $156,476 in brokerage commissions, and $3,059 in other expenses. At June 30, 2008 and March 31, 2008, the net asset value per Unit of Series A was $1,945.95 and $1,744.21, respectively.
Series B:
Net results for the quarter ended June 30, 2008 were a profit of 19.34% in net asset value compared to the preceding quarter. In this period, Series B experienced a net increase in net assets from operations of $9,389,092. This increase consisted of interest income of $210,065, trading gains of $13,437,565, and total expenses of $4,258,538. Expenses included $242,922 in management fees, $131,309 in ongoing offering expenses, $19,696 in operating expenses, $525,236 in selling commissions, $3,050,224 in incentive fees, $286,367 in brokerage commissions, and $2,784 in other expenses. At June 30, 2008 and March 31, 2008, the net asset value per Unit of Series B was $2,593.32 and $2,173.02, respectively.
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
Three Months ended March 31, 2008
Series A:
Net results for the quarter ended March 31, 2008 were a gain of 17.34% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $9,412,233. This increase consisted of interest income of $408,887, trading gains of $10,667,361, and total expenses of $1,664,015. Expenses included $266,434 in management fees, $144,018 in ongoing offering expenses, $21,603 in operating expenses, $576,074 in selling commissions, $364,515 in incentive fees, $290,178 in brokerage commissions, and $1,193 in other expenses. At March 31, 2008 and December 31, 2007, the net asset value per Unit of Series A was $1,744.21 and 1,486.44, respectively.

Series B:
Net results for the quarter ended March 31, 2008 were a gain of 22.45% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $6,273,864. This increase consisted of interest income of $188,147, trading gains of $7,759,851, and total expenses of $1,674,134. Expenses included $158,224 in management fees, $85,527 in ongoing offering expenses, $12,829 in operating expenses, $342,107 in selling commissions, $780,941 in incentive fees, $293,444 in brokerage commissions, and $1,062 in other expenses. At March 31, 2008 and December 31, 2007, the net asset value per Unit of Series B was $2,173.02 and 1,774.69, respectively.
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

CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at June 30, 2009 and December 31, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to the Fund.

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
The following tables summarize the redemptions by investors during the three months ended June 30, 2009:
Series A:

Month	Units Redeemed	NAV per Units ($)
April 30, 2009	596.083	1,763.52
May 31, 2009	398.931	1,551.44
June 30, 2009	1752.680	1,514.39

	2,747.694

Series B:

Month	Units Redeemed	NAV per Units ($)
April 30, 2009	934.162	2,252.65
May 31, 2009	192.418	1,817.77
June 30, 2009	940.900	1,753.71

	2,067.480

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

Date: August 14, 2009	QUADRIGA SUPERFUND, L.P. (Registrant)
	By:	Superfund Capital Management, Inc. General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Roman Gregorig
Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1