Form 10-Q
period 2009-09-30
QUADRIGA SUPERFUND
filed 2009-11-16
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File number: 000-51634
QUADRIGA SUPERFUND, L.P.

(Exact name of registrant as specified in charter)

Delaware	98-0375395

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Superfund Office Building P.O. Box 1479 Grand Anse St. George’s, Grenada West Indies	Not applicable

(Address of principal executive offices)	(Zip Code)
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
     Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements of Quadriga Superfund, L.P. — Series A are included in Item 1:

Page
Financial Statements

Statements of Assets and Liabilities as of September 30, 2009 (unaudited) and December 31, 2008	3

Condensed Schedule of Investments as of September 30, 2009 (unaudited)	4

Condensed Schedule of Investments as of December 31, 2008	5

Statements of Operations for the three months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited) and for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	6

Statements of Changes in Net Assets for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	7

Statements of Cash Flows for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	8
The following financial statements of Quadriga Superfund, L.P. — Series B are included in Item 1:

Page
Financial Statements

Statements of Assets and Liabilities as of September 30, 2009 (unaudited) and December 31, 2008	9

Condensed Schedule of Investments as of September 30, 2009 (unaudited)	10

Condensed Schedule of Investments as of December 31, 2008	11

Statements of Operations for the three months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited) and for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	12

Statements of Changes in Net Assets for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	13

Statements of Cash Flows for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	14

Notes to Series A and Series B Unaudited Financial Statements Dated September 30, 2009	21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
US Government securities, at fair value (amortized cost of $14,216,725 and $31,494,929 as of September 30, 2009, and December 31, 2008, respectively)	$14,216,725	$31,494,929
Due from brokers	18,687,495	4,049,967
Unrealized appreciation on open forward contracts	281,415	11,138
Futures contracts sold	—	109,330
Futures contracts purchased	2,380,210	735,529
Cash	355,534	810,576

Total assets	35,921,379	37,211,469

LIABILITIES
Unrealized depreciation on open forward contracts	286,401	43,336
Futures contracts sold	6,196	—
Redemptions payable	289,382	1,714,573
Due to affiliate	—	300,000
Management fees payable	54,996	56,861
Fees payable	108,881	124,365

Total liabilities	745,856	2,239,135

NET ASSETS	$35,175,523	$34,972,334

Number of Units	23,688.460	18,098.830
Net asset value per Unit	$1,484.92	$1,932.30

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2009 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 27, 2009 (amortized cost $14,216,725), securities are held in margin accounts as collateral for open futures and forwards	$14,220,000	40.4%	$14,216,725

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	281,415

Total unrealized appreciation on forward contracts		0.8	281,415

Unrealized depreciation on forward contracts
Currency		(0.8)	(286,401)

Total unrealized depreciation on forward contracts		(0.8)	(286,401)

Total forward contracts, at fair value		(0.0)*	(4,986)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		1.6	564,073
Financial		3.2	1,124,891
Food & Fiber		0.3	100,899
Indices		(0.1)	(12,473)
Metals		1.7	602,820

Total futures contracts purchased		6.7	2,380,210

Futures Contracts Sold
Currency		0.4	147,537
Energy		(0.1)	(49,710)
Food & Fiber		0.7	241,216
Indices		0.1	43,023
Livestock		0.2	55,210
Metals		(1.3)	(443,472)

Total futures contracts sold		(0.0)*	(6,196)

Total futures contracts, at fair value		6.7%	$2,374,014

Futures and forward contracts by country composition
European Monetary Union		1.4%	$510,728
Great Britain		1.2	443,010
Japan		2.6	901,870
United States		1.6	554,938
Other		(0.1)	(41,518)

Total futures and forward contracts by country		6.7%	$2,369,028

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due February 26, 2009 (amortized cost $31,494,929), securities are held in margin accounts as collateral for open futures and forwards	$31,500,000	90.1%	$31,494,929

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.0 *	11,138

Total unrealized appreciation on forward contracts		0.0 *	11,138

Unrealized depreciation on forward contracts
Currency		(0.1)	(43,336)

Total unrealized depreciation on forward contracts		(0.1)	(43,336)

Total forward contracts, at fair value		(0.1)	(32,198)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.3	101,136
Financial		1.5	508,908
Food & Fiber		0.1	33,914
Indices		0.0 *	22,836
Metals		0.2	68,735

Total futures contracts purchased		2.1	735,529

Futures Contracts Sold
Currency		0.1	38,025
Energy		0.2	88,531
Financial		0.0 *	919
Food & Fiber		(0.1)	(40,878)
Indices		(0.0)*	(7,067)
Livestock		0.1	23,400
Metals		0.0 *	6,400

Total futures contracts sold		0.3	109,330

Total futures contracts, at fair value		2.4%	$844,859

Futures, swap and forward contracts by country composition
European Monetary Union		0.4%	$153,538
Great Britain		0.3	110,392
United States		1.1	369,143
Other		0.5	179,588

Total futures and forward contracts by country		2.3%	$812,661

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Investment income
Interest income	$7,733	$176,226	$31,849	$814,550

Total income	7,733	176,226	31,849	814,550

Expenses
Selling commission	340,090	376,532	1,044,317	1,380,848
Management fee	157,292	174,146	482,997	638,642
Ongoing offering expenses	85,022	94,133	261,079	345,212
Operating expenses	12,754	14,120	39,162	51,782
Incentive fee	—	—	—	1,786,681
Brokerage commissions	175,399	133,131	410,850	579,785
Other	3,692	7,537	13,118	11,780

Total expenses	774,249	799,599	2,251,523	4,794,730

Net investment loss	(766,516)	(623,373)	(2,219,674)	(3,980,180)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(1,572,831)	(2,946,421)	(8,566,923)	11,735,085
Net change in unrealized appreciation (depreciation) on futures and forward contracts
	1,748,399	(2,452,818)	1,556,367	67,469

Net gain (loss) on investments	175,568	(5,399,239)	(7,010,556)	11,802,554

Net increase (decrease) in net assets from operations	$(590,948)	$(6,022,612)	$(9,230,230)	$7,822,374

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(25.22)	$(271.05)	$(436.83)	$292.31

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)
	$(29.47)	$(270.65)	$(447.38)	$188.86

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30,
(Unaudited)

	2009	2008
Increase (Decrease) in net assets from operations
Net investment loss	$(2,219,674)	$(3,980,180)
Net realized gain (loss) on futures and forward contracts	(8,566,923)	11,735,085
Net change in unrealized appreciation on futures and forward contracts
	1,556,367	67,469

Net increase (decrease) in net assets from operations	(9,230,230)	7,822,374

Capital share transactions
Issuance of Units	20,138,149	4,768,309
Redemption of Units	(10,704,730)	(36,477,314)

Net increase (decrease) in net assets from capital share transactions	9,433,419	(31,709,005)

Net increase (decrease) in net assets	203,189	(23,886,631)

Net assets, beginning of period	34,972,334	57,934,508

Net assets, end of period	$35,175,523	$34,047,877

Units, beginning of period	18,098.830	38,975.348
Issuance of Units	11,938.031	2,747.546
Redemption of Units	(6,348.401)	(21,399.386)

Units, end of period	23,688.460	20,323.508

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited)

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(9,230,230)	$7,822,374
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(62,907,793)	(120,334,035)
Gross proceeds from sales of U.S. government securities	80,158,355	143,314,323
Amortization of discounts and premiums	27,642	725,369
Due from brokers	(14,637,528)	2,091,441
Due to affiliate	(300,000)	(133,276)
Unrealized appreciation on open forward contracts	(270,277)	(22,432)
Futures contracts purchased	(1,644,681)	672,467
Unrealized depreciation on open forward contracts	243,065	(655,851)
Futures contracts sold	115,526	(61,653)
Management fees payable	(1,865)	(38,888)
Fees payable	(15,484)	(78,238)

Net cash provided by (used in) operating activities	(8,463,270)	33,301,601

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	20,138,149	4,768,309
Redemptions, net of redemptions payable	(12,129,921)	(37,678,144)

Net cash provided by (used in) financing activities	8,008,228	(32,909,835)

Net increase (decrease) in cash	(455,042)	391,766

Cash, beginning of period	810,576	114,554

Cash, end of period	$355,534	$506,320

Supplemental disclosure of non-cash financing activities

Redemptions payable	$289,382	$1,694,843

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS

US Government securities, at fair value (amortized costs of $23,329,592 and $54,825,911 as of September 30, 2009, and December 31, 2008, respectively)	$23,329,592	$54,825,911

Due from brokers	30,074,902	5,961,708

Unrealized appreciation on open forward contracts	762,354	44,878

Futures contracts sold	—	407,977

Futures contracts purchased	6,014,780	1,978,090

Cash	1,270,008	668,701

Total assets	61,451,636	63,887,265

LIABILITIES

Unrealized depreciation on open forward contracts	745,068	163,504

Futures contracts sold	150,942	—

Redemptions payable	807,363	2,767,509

Management fees payable	93,183	98,291

Fees payable	195,702	240,910

Total liabilities	1,992,258	3,270,214

NET ASSETS	$59,459,378	$60,617,051

Number of Units	34,977.175	23,305.633

Net asset value per Unit	$1,699.95	$2,600.96

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2009 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 27, 2009 (amortized cost $23,329,592), securities are held in margin accounts as collateral for open futures and forwards	$23,335,000	39.2%	$23,329,592

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.3	762,354

Total unrealized appreciation on forward contracts		1.3	762,354

Unrealized depreciation on forward contracts
Currency		(1.3)	(745,068)

Total unrealized depreciation on forward contracts		(1.3)	(745,068)

Total forward contracts, at fair value		0.0 *	17,286

Futures contracts, at fair value
Futures contracts purchased
Currency		2.4	1,419,474
Financial		4.8	2,839,751
Food & Fiber		0.4	265,502
Indices		(0.0) *	(23,962)
Metals		2.5	1,514,015

Total futures contracts purchased		10.1	6,014,780

Futures contracts sold
Currency		0.6	368,733
Energy		(0.3)	(159,275)
Food & Fiber		1.1	639,494
Indices		0.2	109,193
Livestock		0.2	139,470
Metals		(2.0)	(1,248,557)

Total futures contracts sold		(0.2)	(150,942)

Total futures contracts, at fair value		9.9%	5,863,838

Futures and forward contracts by country composition
European Monetary Community		2.1%	$1,285,247
Great Britain		1.9	1,131,411
Japan		3.9	2,307,253
United States		2.1	1,232,868
Other		(0.1)	(75,655)

Total futures and forward contracts by country		9.9%	$5,881,124

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 26, 2009 (amortized cost $54,825,911), securities are held in margin accounts as collateral for open futures and forwards	$54,835,000	90.4%	$54,825,911

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	44,878

Total unrealized appreciation on forward contracts		0.1	44,878

Unrealized depreciation on forward contracts
Currency		(0.3)	(163,504)

Total unrealized depreciation on forward contracts		(0.3)	(163,504)

Total forward contracts, at fair value		(0.2)	(118,626)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.5	282,349
Financial		2.5	1,535,102
Food & Fiber		0.2	91,596
Indices		0.1	69,043

Total futures contracts purchased		3.3	1,978,090

Futures contracts sold
Currency		0.2	101,335
Energy		0.5	319,932
Financial		(0.1)	(30,335)
Livestock		0.1	64,110
Indices		(0.1)	(85,438)
Food & Fiber		(0.2)	(144,632)
Metals		0.3	183,005

Total futures contracts sold		0.7	407,977

Total futures contracts, at fair value		4.0%	2,386,067

Futures and forward contracts by country composition
European Monetary Union		0.7	425,341
Great Britain		0.5	291,376
United States		1.9	1,142,037
Other		0.7	408,687

Total futures and forward contracts by country		3.8%	$2,267,441

*	Due to rounding
See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Investment income
Interest income	$11,475	$234,976	$59,119	$633,188

Total income	11,475	234,976	59,119	633,188

Expenses
Selling commission	565,705	514,910	1,825,381	1,382,252
Management fee	261,638	238,146	844,238	639,292
Ongoing offering expenses	141,426	128,727	456,345	345,563
Operating expenses	21,214	19,309	68,452	51,834
Incentive fee	—	—	301,233	3,831,165
Brokerage commissions	460,024	294,619	1,145,959	874,431
Other	3,013	12,815	19,024	16,661

Total expenses	1,453,020	1,208,526	4,660,632	7,141,198

Net investment loss	(1,441,545)	(973,550)	(4,601,513)	(6,508,010)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(4,459,329)	(6,774,348)	(25,265,671)	8,513,880
Net change in unrealized appreciation (depreciation) on futures and forward contracts	4,264,688	(4,851,385)	3,613,683	1,057,804

Net gain (loss) on investments	(194,641)	(11,625,733)	(21,651,988)	9,571,684

Net increase (decrease) in net assets from operations	$(1,636,186)	$(12,599,283)	$(26,253,501)	$3,063,674

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(47.24)	$(511.52)	$(869.39)	$146.07

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(53.76)	$(540.12)	$(901.01)	$278.51

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30,
(Unaudited)

	2009	2008
Increase (decrease) in net assets from operations

Net investment loss	$(4,601,513)	$(6,508,010)

Net realized gain (loss) on futures and forward contracts	(25,265,671)	8,513,880

Net change in unrealized appreciation on futures and forward contracts	3,613,683	1,057,804

Net increase (decrease) in net assets from operations	(26,253,501)	3,063,674

Capital share transactions
Issuance of Units	39,218,868	30,269,792
Redemption of Units	(14,123,040)	(6,890,026)

Net increase in net assets from capital share transactions	25,095,828	23,379,766

Net increase (decrease) in net assets	(1,157,673)	26,443,440

Net assets, beginning of period	60,617,051	25,855,147

Net assets, end of period	$59,459,378	$52,298,587

Units, beginning of period	23,305.633	14,568.812
Issuance of Units	18,082.552	14,166.071
Redemption of Units	(6,411.010)	(3,263.085)

Units, end of period	34,977.175	25,471.798

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited)

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(26,253,501)	$3,063,674
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(108,196,503)	(122,002,215)
Gross sales of U.S. government securities	139,642,182	105,669,394
Amortization of discounts and premiums	50,640	520,274
Due from brokers	(24,113,194)	(8,461,345)
Due from affiliate	—	133,276
Unrealized appreciation on open forward contracts	(717,476)	(459,962)
Futures contracts purchased	(4,036,690)	877,783
Unrealized depreciation on open forward contracts	581,564	43,220
Futures contracts sold	558,919	(1,518,845)
Management fees payable	(5,108)	39,315
Fees payable	(45,208)	192,526

Net cash used in operating activities	(22,534,375)	(21,902,905)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	39,218,868	30,269,792
Redemptions, net of redemptions payable	(16,083,186)	(7,985,906)

Net cash provided by financing activities	23,135,682	22,283,886

Net increase in cash	601,307	380,981

Cash, beginning of period	668,701	73,375

Cash, end of period	$1,270,008	$454,356

Supplemental disclosure of noncash financing activities:

Redemptions payable	$807,363	$996,594

See accompanying notes to financial statements.

QUADRIGA SUPERFUND, L.P. — SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
QUADRIGA SUPERFUND, L.P. — SERIES A AND B
1. Nature of operations
Organization and Business
Quadriga Superfund, L.P., a Delaware Limited Partnership (the “Fund), commenced operations on November 5, 2002. The Fund was organized to trade speculatively in United States and international commodity futures markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading manager of the Fund (“Superfund Capital Management”). The Fund has issued two series of units of limited partnership interest (“Units”), Series A and Series B (each a “Series”). Series A and Series B are traded and managed the same way, with the exception of the degree of leverage.
The term of the Fund shall continue until December 31, 2050, unless terminated earlier by Superfund Capital Management or by operation of the law or a decline in the aggregate net assets of such series to less than $500,000.
2. Basis of presentation and significant accounting policies
Basis of Presentation
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications of the December 31, 2008, data pertaining to the Statements of Assets and Liabilities have been made to conform to the September 30, 2009, presentation.
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
Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740 to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
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
Recently Issued Accounting Pronouncements
ASC 105.10.05
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105.10.05, Generally Accepted Accounting Principles (“ASC 105.10.05”). ASC 105.10.05 establishes the FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.
ASC 810
In June 2009, FASB issued ASC 810, Consolidation (“ASC 810”). ASC 810 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 is effective for annual reporting periods ending after November 15, 2009. Superfund Capital Management is currently evaluating the impact of ASC 810 on the Fund’s financial statements.
3. Fair Value Measurements
The Fund follows ASC 820, Fair Value Measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within level 2 of the fair value hierarchy. As of and during the quarter ended September 30, 2009, the Fund held no derivative contracts valued using level 3 inputs.
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
The following tables summarize the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2008, and September 30, 2009:

Series A:

	Balance
	September 30, 2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$14,216,725	$—	$14,216,725	$—

Unrealized appreciation on open forward contracts	281,415	—	281,415	—

Futures contracts purchased	2,380,210	2,380,210	—	—

Total Assets Measured at Fair Value	$16,878,350	$2,380,210	$14,498,140	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$286,401	$—	$286,401	$—

Futures contracts sold	6,196	6,196	—	—

Total Liabilities Measured at Fair Value	$292,597	$6,196	$286,401	$—

Series B:

	Balance
	September 30, 2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$23,329,592	$—	$23,329,592	$—

Unrealized appreciation on open forward contracts	762,354	—	762,354	—

Futures contracts purchased	6,014,780	6,014,780	—	—

Total Assets Measured at Fair Value	$30,106,726	$6,014,780	$24,091,946	$—

	Balance
	September 30, 2009	Level 1	Level 2	Level 3

LIABILITIES

Unrealized depreciation on open forward contracts	$745,068	$—	$745,068	$—

Futures contracts sold	150,942	150,942	—	—

Total Liabilities Measured at Fair Value	$896,010	$150,942	$745,068	$—

Series A:

	Balance
	December 31, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$31,494,929	$—	$31,494,929	$—

Unrealized appreciation on open forward contracts	11,138	—	11,138	—

Futures contracts purchased	735,529	735,529	—	—

Futures contracts sold	109,330	109,330

Total Assets Measured at Fair Value	$32,350,926	$844,859	$31,506,067	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$43,336	$—	$43,336	$—

Total Liabilities Measured at Fair Value	$43,336	$—	$43,336	$—

Series B:

	Balance
	December 31, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$54,825,911	$—	$54,825,911	$—

Unrealized appreciation on open forward contracts	44,878	—	44,878	—

Futures contracts purchased	1,978,090	1,978,090	—	—

Futures contracts sold	407,977	407,977

Total Assets Measured at Fair Value	$57,256,856	$2,386,067	$54,870,789	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$163,504	$—	$163,504	$—

Total Liabilities Measured at Fair Value	$163,504	$—	$163,504	$—

4. Disclosure of derivative instruments and hedging activities
The Fund follows ASC 815, Disclosures about Derivative Instruments and Hedging Activities (“ASC 815”). The provisions of ASC 815 are effective for fiscal years beginning after November 15, 2008. ASC 815 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position.
Derivative instruments held by the Fund do not qualify as derivative instruments held as hedging instruments, as defined in ASC 815. Instead, the Fund includes derivative instruments in its trading activity. Per the requirements of ASC 815, the Fund discloses the gains and losses on its trading activities for both derivative and nonderivative instruments in the Statement of Operations for each Series.
The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s trading profits and losses in the Statements of Operations.

Superfund Capital Management believes futures and forwards trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, including information related to the volume of the Fund’s derivative activity, is as follows:
Series A:

	As of September 30, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
		% of		% of		% of		% of	Net Unrealized
		Net		Net		Net		Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	assets	Losses	Assets	Open Positions

Foreign Exchange	$245,600	0.7	$(9,324)	(0.0) *	$35,815	0.1	$(277,077)	(0.8)	$(4,986)
Currency	564,185	1.6	(112)	(0.0) *	158,588	0.5	(11,051)	(0.0) *	711,610
Financial	1,220,494	3.5	(95,603)	(0.3)	—	—	—	—	1,124,891
Food & Fiber	107,844	0.3	(6,945)	(0.0) *	276,827	0.8	(35,611)	(0.1)	342,115
Indices	19,620	0.1	(32,093)	(0.1)	54,183	0.2	(11,160)	(0.0) *	30,550
Metals	643,700	1.8	(40,880)	(0.1)	—	—	(443,472)	(1.3)	159,348
Livestock	—	—	—	—	56,650	0.2	(1,440)	(0.0) *	55,210
Energy	—	—	—	—	195,033	0.6	(244,743)	(0.7)	(49,710)

Totals	$2,801,443	8.0	$(184,957)	(0.5)	$777,096	2.4	$(1,024,554)	(2.9)	$(2,369,028)

*	Due to rounding
Series A trading results by market sector

	For the three months ended September 30, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(403,423)	$76,366	$(327,057)
Currency	(761,894)	733,762	(28,132)
Financial	657,336	408,426	1,065,762
Food & Fiber	104,660	9,777	114,437
Indices	(1,176,553)	247,613	(928,940)
Metals	(800,340)	643,882	(156,458)
Livestock	205,680	(68,350)	137,330
Energy	601,703	(303,077)	298,626

Total net trading gains (losses)	$(1,572,831)	$1,748,399	$175,568

	For the nine months ended September 30, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(1,103,932)	$27,212	$(1,076,720)
Currency	(1,836,866)	572,449	(1,264,417)
Financial	(341,791)	615,063	273,272
Food & Fiber	(578,613)	349,080	(229,533)
Indices	(1,781,985)	14,781	(1,767,204)
Metals	(1,320,104)	84,213	(1,235,891)
Livestock	185,040	31,810	216,850
Energy	(1,788,672)	(138,241)	(1,926,913)

Total net trading gains (losses)	$(8,566,923)	$1,556,367	$(7,010,556)

Series B:

	As of September 30, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
									Net
									Unrealized
		% of		% of		% of		% of	Gain (Loss)
		Net		Net		Net		Net	on Open
	Gains	Assets	Losses	Assets	Gains	assets	Losses	Assets	Positions

Foreign Exchange	$667,147	1.1	$(28,146)	(0.0) *	$95,207	0.2	$(716,922)	(1.2)	$17,286
Currency	1,420,136	2.4	(662)	(0.0) *	397,463	0.7	(28,730)	(0.0) *	1,788,207
Financial	3,084,631	5.2	(244,880)	(0.4)	—	—	—	—	2,839,751
Food & Fiber	285,632	0.5	(20,130)	(0.0) *	728,163	1.2	(88,669)	(0.1)	904,996
Indices	55,046	0.1	(79,008)	(0.1)	141,669	0.2	(32,476)	(0.1)	85,231
Metals	1,619,070	2.7	(105,055)	(0.2)	—	—	(1,248,557)	(2.1)	265,458
Livestock	—	—	—	—	141,120	0.2	(1,650)	(0.0) *	139,470
Energy	—	—	—	—	528,568	0.9	(687,843)	(1.2)	(159,275)

Totals	$7,131,662	12.0	$(477,881)	(0.7)	$2,032,190	3.4	$(2,804,847)	(4.7)	$5,881,124

*	Due to rounding
Series B trading results by market sector

	For the three months ended September 30, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(1,093,989)	$235,703	$(858,286)
Currency	(2,030,970)	1,844,372	(186,598)
Financial	1,713,401	946,775	2,660,176
Food & Fiber	272,848	26,738	299,586
Indices	(3,164,392)	671,663	(2,492,729)
Metals	(2,148,270)	1,554,573	(593,697)
Livestock	529,620	(183,800)	345,820
Energy	1,462,423	(831,336)	631,087

Total net trading gains (losses)	$(4,459,329)	$4,264,688	$(194,641)

	For the nine months ended September 30, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(3,376,565)	$135,912	$(3,240,653)
Currency	(5,145,643)	1,404,523	(3,741,120)
Financial	(873,957)	1,334,984	461,027
Food & Fiber	(1,850,629)	958,032	(892,597)
Indices	(5,281,516)	101,626	(5,179,890)
Metals	(3,973,282)	82,453	(3,890,829)
Livestock	500,040	75,360	575,400
Energy	(5,264,119)	(479,207)	(5,743,326)

Total net trading gains (losses)	$(25,265,671)	$3,613,683	$(21,651,988)

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
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month end net assets (0.15% per annum). In accordance with the Prospectus dated February 9, 2009, included within the Registration Statement on Form S-1 (File No. 333-136804 as subsequently supplemented), Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 4% of the month-end net asset value per Unit (one-twelfth of 4% per month). However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of such Unit.
Superfund Capital Management will also be paid a monthly performance fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.
8. Financial highlights
Financial highlights for the period January 1 through September 30 are as follows:

	2009		2008
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(23.2)%	(34.3)%	18.2%	25.3%
Incentive fees*	0.0%	0.03%	5.5%	9.6%

Total return after incentive fees*	(23.2)%	(34.6)%	12.7%	15.7%

	2009		2008
	Series A	Series B	Series A	Series B
Ratios to average partners’ capital **
Operating expenses before incentive fees	8.6%	9.5%	8.6%	10.2%
Incentive fees	0.0%	0.7%	3.8%	8.8%

Total expenses	8.6%	10.2%	12.4%	19.0%

Net investment loss before incentive fees	(8.5)%	(9.4)%	(6.3)%	(8.2)%

Net asset value per unit, beginning of period	$1,932.30	2,600.96	$1,486.44	$1,774.69

Net investment loss	(106.20)	(154.92)	(147.95)	(309.47)
Net gain (loss) on investments	(341.18)	(746.09)	336.81	587.98

Net asset value per unit, end of period	$1,484.92	$1,699.95	$1,675.30	$2,053.20

*	Not annualized

**	Annualized, except for incentive fees
Financial highlights for the period July 1 through September 30 are as follows:

	2009		2008
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(1.9)%	(3.1)%	(13.9)%	(20.8)%
Incentive fees*	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(1.9)%	(3.1)%	(13.9)%	(20.8)%

Ratios to average partners’ capital **
Operating expenses before incentive fees	9.1%	10.2%	8.2%	9.1%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	9.1%	10.2%	8.2%	9.1%

Net investment loss before incentive fees	(9.0)%	(10.2)%	(6.4)%	(7.3)%

Net asset value per unit, beginning of period	$1,514.39	$1,753.71	$1,945.95	$2,593.32

Net investment loss	(33.14)	(42.38)	(28.05)	(39.52)
Net loss on investments	3.67	(11.38)	(242.60)	(500.60)

Net asset value per unit, end of period	$1,484.92	$1,699.95	$1,675.30	$2,053.20

*	Not annualized

**	Annualized, except for incentive fees
Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.
9. Financial instrument risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange- traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
For Series A, gross unrealized gains and losses related to exchange traded futures were $3,297,124 and ($923,110), respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $281,415 and ($286,401), respectively, at September 30, 2009.
For Series B, gross unrealized gains and losses related to exchange traded futures were $8,401,498 and ($2,537,660), respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $762,354 and ($745,068), respectively, at September 30, 2009.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., Newedge Alternative Strategies, Inc., and Rosenthal Collins Group LLC.
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
The majority of these futures and forwards mature within one year of September 30, 2009. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay. The Fund’s prospectus provides “if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.”
11. Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through November 16, 2009, the date the financial statements were issued, and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements other than the following disclosure:
As discussed in footnote 10, if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business day and declare a special redemption period. Superfund Capital Management estimated that as of November 16, 2009, the net asset value per unit was $1,536 representing a decline of 40.94% since the prior year-end.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended September 30, 2009, subscriptions totaling $14,954,847 have been accepted and redemptions over the same period totaled $3,659,174.
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

RESULTS OF OPERATIONS
Three Months ended September 30, 2009
Series A:
Net results for the quarter ended September 30, 2009, were a loss of 1.95% in net asset value compared to the preceding quarter. In this period, Series A experienced a net decrease in net assets from operations of $590,948. This loss consisted of interest income of $7,733, trading gains of $175,568, and total expenses of $774,249. Expenses included $157,292 in management fees, $85,022 in ongoing offering expenses, $12,754 in operating expenses, $340,090 in selling commissions, $175,399 in brokerage commissions, and $3,692 in other expenses. At September 30, 2009, and June 30, 2009, the net asset value per Unit of Series A was $1,484.92 and $1,514.39, respectively.
Series B:
Net results for the quarter ended September 30, 2009, were a loss of 3.07% in net asset value compared to the preceding quarter. In this period, Series B experienced a net decrease in net assets from operations of $1,636,186. This decrease consisted of interest income of $11,475, trading losses of $194,641, and total expenses of $1,453,020. Expenses included $261,638 in management fees, $141,426 in ongoing offering expenses, $21,214 in operating expenses, $565,705 in selling commissions, $460,024 in brokerage commissions, and $3,013 in other expenses. At September 30, 2009, and June 30, 2009, the net asset value per Unit of Series B was $1,699.95 and $1,753.17, respectively.
Fund results for 3rd Quarter 2008:
In September, world bond markets finished on the upside after better than expected economic data was discounted as several global central banks weighed the withdrawal of economic stimulus packages. These conditions led the Fund’s long positions in the bond sector to an overall gain. Global short-term interest rate futures continued their strong upward trend as inflation fears weakened and sustainability of the economic recovery came into question. Three month eurodollar futures extended their upside move after the Federal Open Market Committee kept rates at record lows in an effort to combat a 26-year high in unemployment. The Fund’s long positions produced gains in the interest rates sector. The U.S. dollar established new lows for the year in September, falling 2.0% as investors around the world aggressively borrowed the low yielding currency to finance purchases of assets in countries offering higher yields. Emerging South American currencies continued to shine due to their relatively high yields. The Colombian peso and Brazilian real finished 6.8% and 6.0% higher, respectively. The Fund’s short positions in the U.S. dollar led to gains in the currencies sector. November crude oil contracts finished near unchanged as existing homes sales and consumer confidence came in well below expectations. Crude inventories continued to expand as demand remained weak. The Fund’s short energy positions produced losses on the month. December gold futures finished 5.9% higher, closing above the significant $1,000 mark. December silver futures also attracted investment demand, finishing 11.6% higher on the month. The Fund’s long metals positions produced an overall gain.
In August, world bond markets moved steadily higher as perceptions surrounding economic data shifted. U.S. Treasury bonds attracted steady buying in the latter half of the month as retail sales missed forecasts and producer prices fell more than expected. These developments led the Fund’s long positions in the interest rate sector to an overall gain. The U.S. dollar remained near its lows for the year as risk appetite remained elevated, while the British pound and Canadian dollar finished down 2.5% and 1.1%, respectively. The Fund’s short positions in U.S. dollar led to an overall gain. Crude oil finished down 1.7%, while natural gas lost 23.3%. The Fund’s short positions in the energy sector lead to an overall gain. October gold continued to trade sideways between $900-$1,000, while London copper, nickel and lead finished 12.6%, 6.7% and 12.2% higher, respectively. The Fund’s short positions in the metals sector led to an overall loss. Hog futures continued their steady drive lower, finishing down 10.5%. Sugar and coffee finished 30.1% and 7.6% higher, respectively. The Fund’s mix of long and short positions in the agriculture sector resulted in an overall gain.
In July, global stock markets continued to advance as many markets rose to new multi-month highs. China’s Shenzen 300 finished 15.0% higher, while Germany’s DAX, London’s FTSE and France’s CAC40 established new highs, rising between 8.0% and 11.0%. Short positions in the stock indices sector produced relatively large losses for the month. The Canadian dollar surged, finishing 7.0% higher, and the Norwegian krona, Brazilian real and Australian dollar finished 5%, 4.4% and 3.6% higher, respectively. These conditions led the Fund’s long positions in the U.S. dollar to an overall loss. Gold gained slightly in July as investors continued to search for conviction on short-term price action. U.S. dollar weakness combined with an inflationary Producer Price Index report caused December gold futures to experience a 2.8% gain. Industrial metals continued to trend higher with London copper leading the way, finishing 15.2% higher. The Fund’s short positions in metals led to an overall loss.
For the third quarter of 2009, the most profitable market sector for the Fund on an overall basis was the interest rates sector, while the greatest losses resulted from the Fund’s positions in the stock indices sector.
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
Fund results for 2nd Quarter 2009:
In June, U.S. stock indices finished near unchanged, while most Asian stock indices finished higher; Hong Kong’s Chinese Enterprise Index rose 6.1%. The Fund’s short positions in the stock indices sector experienced a loss. World bond markets reversed early month lows by month end, finishing higher as improving bond yields and a stagnating equity rally attracted buyers. The Fund’s long positions in the bonds sector led to a gain. U.S. and European short-term interest rate futures finished slightly higher in June, recovering from a substantial early month selloff. The Fund’s long positions during the earlier part of the month resulted in losses. The Australian dollar finished the month 1.2% higher, while the British pound finished 2.0% higher. The Fund’s long positions in the U.S. dollar led to a loss. December wheat contracts plunged, losing 17.5% as the global recession continued to destroy demand. The Fund’s short positions in the grains sector produced gains. London copper added 3.7%, while lead also rose 8.9% as Chinese auto sales soared. London nickel finished up 10.0% as Chinese imports for the first 4 months of 2009 exceeded 2008 levels by 16.0%. The Fund’s short positions in the metals sector resulted in losses. U.S. August crude oil futures added 4.1% despite rising inventories as Chinese buying supported values. The Fund’s short positions in the energy sector produced losses. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a substantial influence on this month’s overall negative performance.
In May, world bond markets traded dramatically lower as burgeoning budget deficits led to heavy bond issuance, foreshadowing long-term inflation. U.S. 30-year bond futures, German Bund futures, and Japanese 10-year bond futures traded to their lowest levels since November 2008. The Fund’s long positions in the bonds sector resulted in losses. Emerging market strength contributed to a steep selloff in U.S. treasuries, resulting in a 6.2% loss for the U.S. dollar index. The Brazilian real and the Australian dollar were up 10.0% and 13.2%, respectively, against the U.S. dollar. The Fund’s long positions in the U.S. dollar produced losses. Despite crude demand falling more than 7.5% from last year, inventories declined, leading to a 24.8% gain for July crude futures. The Fund’s short positions in this sector incurred relatively large losses. Other market sectors did not reveal significant trends and did not have a significant influence on this month’s overall negative performance.
In April, the S&P 500 Index rose 9.4% led by bank stocks as (i) FAS 157-4 provided guidance for determining the fair value of assets and liabilities, including guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value and (ii) strong earnings from favorable spreads created by cheap central bank liquidity supported values. The Fund’s short stock indices positions led to a relatively large loss. World bond markets tracked steadily lower in April as money flowed out of low yielding treasuries and into equities. The Fund’s long positions in the bonds sector produced an overall loss. The U.S. dollar index finished down 1.2% while the euro moved sideways as capital moved out of the U.S. and European Union amid unattractive treasury yields. The Hungarian forint, Polish zloty and Czech koruna gained 6.0%, 4.6% and 2.1%, respectively against the U.S. dollar, while the Australian dollar, Canadian dollar and Brazilian real finished up 5.0%, 5.5% and 5.7%, respectively against the U.S. dollar. The Fund’s long positions in the U.S. dollar lead to an overall loss for the currency sector. Positive economic signals from the G20 meeting and the resulting rise in world equity markets were offset by rising inventories as global energy demand continued to contract. June natural gas prices continued lower, posting a 13.8% loss as storage increased to nearly 34.0% greater than a year ago and 23.0% greater than the five-year moving average. The Fund’s short positions in the energy sector produced a relatively large gain. Other market sectors did not reveal significant trends and did not have a substantial influence on April’s overall negative performance.
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
Fund results for 1st Quarter 2009:
In March, global stock indices finished the month with significant gains. On the basis of strong economic indicators, U.S. indices experienced gains of 7.0% to 10.0%, while Korea’s Kospi and the China-based H-Shares experienced gains of 14.2% and 13.7%, respectively. The Fund’s short stock indices positions resulted in losses for the month. Global short-term interest rate futures trended higher during March as the continuous actions of world central banks attempting to combat the recession and reverse deflation provided steady support. The Fund’s long interest rates positions produced gains. The Australian dollar gained 8.2% against the U.S. dollar, while the Brazilian real and New Zealand dollar gained 2.6% and 11.7%, respectively against the U.S. dollar, based on strong relative economic performance bolstered by commodity market strength. The euro added 4.6% against the U.S. dollar and 6.0% against the Japanese yen, while the Norwegian krone rose 4.4% against the U.S. dollar. A relatively large loss resulted from the Fund’s short positions in these foreign currency markets. In March, Australian wheat production estimates grew by 1.4 million tons, while global 2008-09 total wheat production was projected to be a record 684.4 million tons. May corn moved 12.7% higher as rising crude oil and fertilizer prices resulted in the United States Department of Agriculture (“USDA”) shifting production from corn to soybeans. The Fund’s short positions in grain lead to a loss in the sector. May crude oil futures added to February’s late month rebound, rising 6.1%, supported by solid U.S. housing and durable goods orders and a weaker U.S. dollar. A surprisingly dramatic recovery in Chinese demand also provided underlying support. The Fund’s short energy sector positions resulted in losses for the month. Gold ETF holdings posted yet another record high, supporting the market at levels well above $900 per ounce as investors continued to seek protection from currency debasing moves by central bankers. In London, base metals, led by copper and zinc, up 19.7% and 21.4%, respectively, moved sharply higher amid widespread evidence that China is moving to counteract damage to its export-led economic growth by stockpiling industrial metals to use for vast infrastructure projects. These developments produced losses for the Fund’s short positions in the metals sector.
In February, equities continued their collapse as dark economic clouds hung over global markets. In Asia, major indices lost between 3.0% and 9.0%. The Nikkei Index fell nearly 4.7% amid a startling 84.0% drop in January machine orders (year over year). The Fund’s short positions in stock indices produced gains on the month. Front month U.S. 30 year bond futures finished slightly lower as the unexpected inflation readings and massive debt supply offset the short term inflation outlook. European bonds returned to recent highs as reports showed economic contraction of 1.5% in the 4th quarter, the most in 13 years. Japanese bonds also returned to recent highs as gross domestic product (“GDP”) shrank at a 12.7% annualized rate in the fourth quarter. The Fund’s long positions in the bonds sector produced gains for the month. May soybean futures showed strength early in the month on concern that dry conditions in Argentina would result in significant production losses. Nonetheless, soybeans finished over 10.7% lower as the combination of timely rains and persistent U.S. dollar strength weighed on values. May corn futures finished 8% lower despite the dry weather in Argentina leading the USDA to lower world production estimates by 4.6 million tons. The Fund’s short positions in the grains sector resulted in gains for the month. U.S. crude inventories rose to 351.3 million barrels versus 299.8 million barrels in February 2009 despite several rounds of production cuts by the Organization of the Petroleum Exporting Countries (“OPEC”). Despite the negative news, April crude managed a late rally of over 20.0% to finish with a loss of 3.3% on the back of a bullish gasoline inventory report. April gasoline futures rallied over 20.0% from its lows to finish 1.3% higher as capacity utilization in the refining sector shrank to 81.4%. April natural gas finished 6.2% lower as supplies stood more than 12.0% above the five-year average. The Fund’s short positions in the energy sector resulted in overall gains for the month.
In January, negative news sent equities lower around the world. Asian indices finished lower as the Nikkei declined 10.0% due to distressed vehicle sales and industrial production, while Hong Kong’s Hang Seng index fell 8.2% on poor export data. In Europe, falling industrial production and bank sector trouble pressured markets, leading to a 10.2% decline for Germany’s DAX. The Fund’s short positions in the stock indices sector produced gains for the month. World bond markets gave back most of December’s gains as stimulus and bailout package announcements by world governments made bond investors nervous. In Europe, producer prices fell the most in 27 years and consumer inflation reached the lowest in more than 2 years. This data propelled front-month Bund futures to a record high by mid-month, however the market finished near unchanged as the European Central Bank rejected talk of easing to a 0% target rate. The Fund’s long positions in the bonds sector resulted in losses for the month. Crude oil settled near its December low of around $40 per barrel as the market shrugged off a litany of bullish factors, choosing instead to focus on deteriorating demand, growing inventories, and the strong U.S dollar. March natural gas futures continued trending lower, falling 21.8% as inventories remained plentiful despite below average temperatures throughout the U.S. The Fund’s short positions in the energy sector produced overall gains for the month.
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
Fund results for 3rd Quarter 2008:
In September, worldwide stock indices finished the month with significant losses. Major European indices finished 6.0-19.0% lower, while the Dow Jones and Nasdaq finished 6.3% and 15.6% lower, respectively. The Fund’s short positions in stock indices produced gains for the month. Energy markets continued to drop from record highs three months prior, finishing the month with steep losses. Despite a short lived rally, crude oil prices finished 13.2% lower on the month, while natural gas and gasoline futures lost 11.0% and 12.6%, respectively. The Fund’s long energy positions resulted in losses for the month.
In August, U.S. dollar index futures surged 5.5% as the EUR/USD declined 8.5%. Recessionary fears in the United Kingdom led to the GBP/USD’s largest decline in two years, while the Australian dollar declined 8.4% against the U.S. dollar. The Fund’s short positions in the U.S. dollar resulted in a relatively large loss for the month. U.S. dollar gains combined with contracting global demand and record OPEC production contributed to a 7.1% decline in crude oil. Natural gas also declined, finishing 13.8% lower. The Fund’s long positions in the energy sector resulted in losses for the month. Gold dropped to its lowest levels since December, finishing the month 9.4% lower. Silver and platinum also experienced declines, falling 23.7% and 14.8%, respectively. Nickel had a surprise gain of 10.2% as key producers announced plans to cut output. The Fund’s long positions in the metals sector resulted in a relatively large loss. World bond markets traded higher as global economic growth concerns widened. U.S. 30-year bond futures traded to a four month high, while European bond futures rallied as euro zone annual inflation eased to 3.8% and German GDP contracted by 0.8%. The Fund’s long positions in the bonds sector resulted in an overall gain.
In July, write-offs continued to plague financials as equities endured heavy selling. The U.S. government responded by enacting emergency measures to stabilize the financial system. In the United Kingdom, the FTSE Index finished with a 4.5% loss. The Fund’s short position in stock indices resulted in an overall gain. Agricultural futures gave back nearly all of June’s gains as soybean futures fell 10.8%, corn plummeted 19.7%, and wheat futures fell 8.2% on the month. The Fund’s long positions in the agricultural market resulted in a substantial loss. Energy prices fell sharply in July due to a reduction in geopolitical hostilities and further evidence of overall reductions in global demand. Both crude oil and gas futures experienced greater than 10.0% declines. Natural gas plummeted over 30.0% due to inventory gains. The Fund’s long positions in the energy sector resulted in significant losses. Gold ultimately finished 1.5% lower after an initial rally in the first half of July. Platinum also fell over 15.0%, a result of significant declines in U.S. auto sales. The Fund’s long positions in the metals sector produced an overall loss.

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
Fund results for 1st Quarter 2008:
In March, long positions in world bond markets resulted in a gain. Long positions in the currencies markets resulted in a relatively large gain. The U.S. dollar’s historic decline accelerated against most world currencies in March. Long positions in the currencies markets resulted in a relatively large gain. Long positions in the agricultural markets led to an overall loss for the agricultural sector. Crude oil rose to record highs with long positions producing gains in the energy sector. Although gold touched record highs well above $1,000 per ounce, the precious metals markets reversed. Long positions in the metals sector resulted in a relatively large loss. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a significant influence on March’s overall positive performance.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at September 30, 2009, and December 31, 2008.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
ASC 105.10.05
In June 2009, FASB issued FASB Accounting Standards Codification (“ASC”) 105.10.05, Generally Accepted Accounting Principles (“ASC 105.10.05”). ASC 105.10.05 establishes the FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.
ASC 810
In June 2009, the FASB issued ASC 810. ASC 810 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 is effective for annual reporting periods ending after November 15, 2009. Superfund Capital Management is currently evaluating the impact of ASC 810 on the Fund’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4T. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect Superfund Capital Management’s internal control over financial reporting with respect to the Fund.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.
Item 1A. Risk Factors
Not required.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
The following tables summarize the redemptions by investors during the three months ended September 30, 2009:
Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2009	572.863	1,395.29
August 31, 2009	322.135	1,444.35
September 30, 2009	194.880	1,484.92

	1,089.878

Series B:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2009	472.025	1,539.06
August 31, 2009	460.100	1,625.56
September 30, 2009	428.227	1,699.95

	1,360.352

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
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

Date: November 16, 2009	QUADRIGA SUPERFUND, L.P.
(Registrant)
	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Roman Gregorig
Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1