Form 10-K
period 2009-12-31
SUPERFUND GREEN, L.P.
filed 2010-03-31
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51634
SUPERFUND GREEN, L.P.
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
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated November 24, 2009, as supplemented on December 3, 2009, included within the Registration Statement on Form S-1 (File No. 333-162132), is incorporated by reference into Item 1 and Item 5.

PART I

Item 1.	Business.
(a)	General Development of Business
     Superfund Green, L.P., formerly known as Quadriga Superfund, L.P. (the “Fund”), is a limited partnership which was organized on May 3, 2002, under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Fifth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund is organized as two separate series of limited partnership units (the “Units”), Series A and Series B (each, a “Series”). The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forwards markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The general partner and trading manager of the Fund is Superfund Capital Management, Inc., formerly known as Quadriga Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is subject to the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission (the “CFTC”), and the rules of the National Futures Association (the “NFA”).
     The Fund originally filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) for the sale of 200,000 Units at $1,000 each, which registration statement was declared effective on October 22, 2002. The Unit selling price during the initial offering period, which ended on October 31, 2002, was $1,000. The Fund subsequently filed additional registration statements with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to $219,112,177 for Series A and $319,344,796 for Series B. Since November 1, 2002, Units have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The selling price per Unit during the continuing offering period is the net asset value per Unit as of the last business day of the month in which the subscription is accepted.
     In the initial and continuing offering periods through December 31, 2009, a total of $116,260,480 has been invested in Series A and a total of $139,792,816 has been invested in Series B. A total of $92,917,740 has been redeemed from Series A and a total of $78,768,186 has been redeemed from Series B during these same periods.
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
     A description of the business of the Fund, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Fund’s Prospectus dated November 24, 2009, as supplemented on December 3, 2009, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges to Each Series” and such description is incorporated herein by reference from the Prospectus.
     The Fund conducts its business in one industry segment: the speculative trading of futures and forward contracts and options thereon. The Fund is a market participant in the “managed futures” industry. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds, such as the Fund, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Fund has no employees, and does not engage in the sale of goods or services.
     The Fund trades on domestic and international exchanges in more than 120 futures and forward contracts. Trading decisions are made using a fully-automated, proprietary, computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Fund will vary from time to time.

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
     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund may also trade in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.
(d)	Financial Information about Geographic Areas
     The Fund does not engage in sales of goods or services or own any long-lived assets. Therefore this item is not applicable.

Item 1A.	Risk Factors.
     Not required.

Item 1B.	Unresolved Staff Comments.
     Not required.

Item 2.	Properties.
     The Fund does not own or use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills.

Item 3.	Legal Proceedings.
     None.

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information

There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon five (5) business days prior notice to Superfund Capital Management at their net asset value as of the last day of the month in which the redemption request is received.

(b)	Holders

As of December 31, 2009, there were 1,450 holders of Series A Units and 2,763 holders of Series B Units.

(c)	Dividends

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Fund during 2008 or 2009. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus, dated November 24, 2009, as supplemented on December 3, 2009, included within the Registration Statement on Form S-1 (File No. 333-162132), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.
     The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2009:
Series A:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)
October 31, 2009	97.981	1,312.64
November 30, 2009	388.637	1,495.46
December 31, 2009	406.220	1,354.49

Total	892.838

Series B:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)
October 31, 2009	503.830	1,388.19
November 30, 2009	233.948	1,694.99
December 31, 2009	609.970	1,454.64

Total	1,347.748

Item 6.	Selected Financial Data.
     Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2009, subscriptions totaling $22,712,095 in Series A and $42,437,152 in Series B had been accepted and redemptions over the same period totaled $11,964,755 in Series A and $16,203,214 in Series B.
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
Results of Operations
2009
Series A:
Net results for the year ended December 31, 2009 were a loss of 29.9% in net asset value compared to the preceding year. In this period, Series A experienced a net decrease in net assets from operations of $12,407,179. This net decrease consisted of interest income of $36,541, trading losses of $9,359,825, and total expenses of $3,083,895. Expenses included $642,447 in management fees, $347,268 in ongoing offering expenses, $52,090 in operating expenses, $1,389,074 in selling commissions, $637,825 in brokerage commissions, and $15,191 in other expenses. At December 31, 2009, and December 31, 2008, the net asset value per Unit of Series A was $1,354.49 and $1,932.30, respectively.
Series B:
Net results for the year ended December 31, 2009 were a loss of 44.1% in net asset value compared to the preceding year. In this period, Series B experienced a net decrease in net assets from operations of $35,027,641. This net decrease consisted of interest income of $64,467, trading losses of $28,880,122, and total expenses of $6,211,986. Expenses included $1,097,606 in management fees, $593,300 in ongoing offering expenses, $88,995 in operating expenses, $2,373,202 in selling commissions, $301,233 in incentive fees, $1,736,922 in brokerage commissions, and $20,728 in other expenses. At December 31, 2009, and December 31, 2008, the net asset value per Unit of Series B was $1,454.64 and $2,600.96, respectively.
Fund results for 4th Quarter 2009:
In December, equities ended the year on a rally that began in March. Economic data improved as stimulus measures took hold in the second half of the year. A mixture of long and short positions in the stock indices sector produced an overall gain for the Fund for the month. U.S. bonds sold off at the end of the year as the economic recovery gained momentum on improving unemployment, retail sales, and housing figures. European bonds also rallied from their June lows as the global recovery spread. A mixture of long and short positions in the bond sector led to a loss for the Fund for the month. Front-month Eurodollar futures retreated from record highs as better than expected employment data and rising inflation readings in the U.S. increased speculation that monetary policy may tighten sooner than anticipated. The Fund’s long positions in the interest rate sector led to an overall loss for the month. Front month U.S. dollar index futures finished 2009 with a 3.9% rally in December, while the euro lost 4.4%. The Fund’s short positions in the U.S. dollar resulted in a relatively large loss for the month. Front-month gold futures posted a 7.2% loss in December. The Fund’s long position in the metals sector resulted in an overall loss for the month. Front-month natural gas futures finished up more than 12.0% in December to finish the year near unchanged. A mixture of long and short positions in the energy markets produced a loss for the Fund for the month.
In November, world bond markets rallied as a significant downward revision in U.S. gross domestic product (“GDP”) and the reemergence of global deflation supported buying. European bonds traded higher after Euro-zone producer prices declined on an annual basis for the ninth straight month as consumer prices fell for a fifth consecutive month. The Fund’s long positions in the bond sector produced an overall gain. Global short-term interest rate futures experienced a substantial rally in November after central banks signaled that historically low rates would extend well into the future. The Fund’s long positions in the interest rate sector led to an overall gain for the month. The U.S. dollar index posted another new low for the year in November, losing 1.9% as investors and central bankers alike continued to seek diversity from the U.S. dollar. Commodity-intensive currencies maintained their strong trends with the Australian and Canadian dollar and the Chilean peso moving 1.8%, 2.2% and 6.3% higher, respectively. The Fund’s short positions in the U.S. dollar led to an overall gain for the currencies sector for the month. January crude oil futures spent most of the first half of the month trading near or above the $80 level, finding support from a weak U.S. dollar. January natural gas moved lower most of the month, finishing with a loss of 10.1%. The Fund’s short positions in the energy sector led to an overall gain for the month. Gold opened the month sharply higher on news that the International Monetary Fund sold the equivalent of 8.0% of world annual mine production to the government of India in October. As a result, February gold rallied, finishing 13.5% higher. January silver and platinum joined the rally finishing 14.1% and 9.8% higher, respectively. A mixture of long and short positions in the metals sector led the Fund to an overall gain for the month.
In October, world equities continued to move higher early in the month before running out of steam late. Japan’s Nikkei 225 continued to lag, finishing the month down 0.9%, as an improving unemployment picture was unable to offset tepid growth. European equities markets, including those in Germany, France and the United Kingdom, sold off, finishing down 5.2%, 4.8% and 2.1%, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund for the month. World bond markets retracted from recent highs, finishing October significantly lower as early data conveyed a sense of sustainability to the overall recovery. A mixture of long and short positions in the bond sector led to an overall loss for the Fund for the month. U.S. dollar index futures established 14-month lows in October as investors throughout the world called into question the reserve status of the U.S. currency. The British pound recovered most of September’s month’s losses, finishing 2.7% higher, amid talk that the Bank of England might pause quantitative easing if economic growth continued to improve. The Brazilian real added another 0.3%. The Fund’s long positions in the U.S. dollar produced an overall loss in the currencies sector. December corn and November soybean futures finished 6.4% and 5.5% higher, respectively, finding support as unseasonably cool and wet weather in the U.S. complicated late development and harvest of the crop. A mixture of long and short positions in the grains sector produced an overall loss for the Fund for the month. December gold futures rose sharply in early October, posting all-time highs above $1,070 per ounce as concerns mounted over the stability of the U.S. dollar as the world’s reserve currency. The Fund’s gold position produced an overall gain for the month. Silver and copper finished the month 7.0% and 4.8% higher, respectively. A mixture of long and short positions led the metals sector to an overall loss for the Fund on the month. Sugar futures fell 10.1% as signs emerged that physical buyers were slowing purchases following the establishment of 28-year highs in September. December hogs rose sharply, finishing 15.0% higher, amid an improved export outlook after restrictions were lifted for U.S. pork exports to Russia and China. December cotton futures added 7.8%, posting new one-year highs as crop conditions worsened in the U.S. cotton harvest stood at only 19.0% complete as the Mississippi Delta region (99% of production) continued to be pounded by rain. December NY cocoa finished 5.1% higher on the month. A mixture of long and short positions in the agricultural sector led to an overall loss for the Fund on the month.
For the fourth quarter of 2009, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the energy sector.
Fund results for 3rd Quarter 2009:
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
Fund results for 2nd Quarter 2009:
In June, U.S. stock indices finished near unchanged, while most Asian stock indices finished higher; Hong Kong’s Chinese Enterprise Index rose 6.1%. The Fund’s short positions in the stock indices sector experienced a loss. World bond markets reversed early month lows by month- end, finishing higher as improving bond yields and a stagnating equity rally attracted buyers. The Fund’s long positions in the bonds sector led to a gain. U.S. and European short-term interest rate futures finished slightly higher in June, recovering from a substantial early month selloff. The Fund’s long positions during the earlier part of the month resulted in losses. The Australian dollar finished the month 1.2% higher, while the British pound finished 2.0% higher. The Fund’s long positions in the U.S. dollar led to a loss. December wheat contracts plunged, losing 17.5% as the global recession continued to destroy demand. The Fund’s short positions in the grains sector produced gains. London copper added 3.7%, while lead also rose 8.9% as Chinese auto sales soared. London nickel finished up 10.0% as Chinese imports for the first 4 months of 2009 exceeded 2008 levels by 16.0%. The Fund’s short positions in the metals sector resulted in losses. U.S. August crude oil futures added 4.1% despite rising inventories as Chinese buying supported values. The Fund’s short positions in the energy sector produced losses. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a substantial influence on this month’s overall negative performance.
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
In October, global equity markets crashed as panic spread amid the realization that the credit crisis would continue to constrain economic growth for the foreseeable future. Equity markets around the world fell between 20% and 35% as volatility surged to all-time highs. Central banks in Asia, Europe, South America, and the United States responded with interest rate cuts and massive liquidity injections. The Fund’s short positions in stock indices futures resulted in relatively large gains. Global short term interest rate futures experienced a momentous rally in October as recession fears deepened and short term interbank financing froze. The U.S. Federal Reserve cut rates 100 basis points during the month. Central banks throughout Europe and Asia followed suit with aggressive cuts of their own. Front month Euribor and Sterling futures traded to 22 month and 3 year highs, respectively. By month-end, the aggressive efforts of central bankers appeared to pay off as LIBOR-OIS narrowed 15 consecutive days to finish at 242 basis points over. The Fund’s long interest rate positions produced gains. Currencies plummeted worldwide in October amid fears of a global depression. The attractiveness of the U.S. dollar as a safe haven during periods of uncertainty helped push the U.S. dollar index to a 2 year high, rising 8.7%. The British pound fell to a 6 year low of below $1.53 when the United Kingdom’s gross domestic product dropped 0.5% in the 3rd quarter, the first contraction since 1992. Australian and Canadian dollar futures plummeted, declining 15.5% and 11.6%, respectively, along with the Brazil real, which declined 13.3%, as commodity driven economies were expected to suffer from declining demand. The Fund gained from its long positions in the U.S. dollar.
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
     In addition to market risk, in entering into futures and forward contracts, there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.
Off-Balance Sheet Arrangements
     The Fund does not engage in off-balance sheet arrangements with other entities.
Contractual Obligations
     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B, each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2009, and December 31, 2008.
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
Recently Issued Accounting Pronouncements
ASC 105.10.05
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105.10.05, Generally Accepted Accounting Principles (“ASC 105.10.05”). ASC 105.10.05 establishes FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.
ASU 2010-06
     In January 2010, FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items as gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). Superfund Capital Management is currently evaluating the impact of ASU 2010-06 on the Fund’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
     Not required.

Item 8.	Financial Statements and Supplementary Data.
     Financial statements appear beginning on page 19 of this report. Supplementary data is not required.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
     Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.
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
     The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, Superfund Capital Management’s internal control over financial reporting with respect to the Fund is effective based on those criteria.

     This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
     Item 9B. Other Information.
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported on Form 8-K.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.
Identification of Directors and Executive Officers
     The Fund has no directors or executive officers. The Fund has no employees. It is managed by Superfund Capital Management in its capacity as general partner. Superfund Capital Management has been registered with the CFTC as a commodity pool operator since May 2001. Its main business address is Superfund Office Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies, (473) 439-2418. Superfund Capital Management’s directors and executive officers are as follows:
     NIGEL JAMES, age 29, was appointed as President of Superfund Capital Management on July 13, 2006 and was registered as a principal and associated person with Superfund Capital Management on November 28, 2006, and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.
     ROMAN GREGORIG, age 46, is Vice President and Principal Financial Officer of Superfund Capital Management. Mr. Gregorig has been a Director of Superfund Capital Management as well as its Audit Committee Financial Expert and Principal Accounting Officer since March 3, 2006 and was registered as principal of Superfund Capital Management on June 26, 2007. Mr. Gregorig became a licensed tax advisor in July 1993 and subsequently worked as a partner at Treufinanz Wirtschaftstreuhand GmbH, an Austrian accounting firm, until November 2000. In December 2000, Mr. Gregorig became licensed to perform auditing services by the Austrian Chamber of Conventional Trustees. Also in December 2000, he founded Gregorig Consulting GmbH, specializing in providing accounting and tax consulting services to companies in the financial sector, which he sold in April 2005. Mr.Gregorig spent May 2005 preparing for his transition to the Superfund group of affiliated entities. Since June 2005, Mr. Gregorig has served in various oversight positions for multiple member companies of the Superfund group of affiliated companies. Mr. Gregorig graduated from the Academy of Commerce in Vienna, Austria, in March 1986. Mr. Gregorig is a citizen of Austria.
     CHRISTIAN BAHA, age 41, is Superfund Capital Management’s founder and sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was registered as a principal of Superfund USA, Inc., a registered broker-dealer and a CFTC registered commodity pool operator on August 13, 2009. He is also an associated person and principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, positions which he has held since July 23, 1999 and June 24, 1997, respectively. He became registered as a principal of Superfund Capital Management on May 9, 2001, registered as a principal of Superfund Advisors Inc. on November 20, 2009, and was registered as an associated person of Superfund Capital Management from May 9, 2001, until February 17, 2009. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.
Identification of Certain Significant Employees
     None.

Family Relationships
     None.
Business Experience
     See “Identification of Directors and Executive Officers,” above.
Involvement in Certain Legal Proceedings
     There has never been a material administrative, civil or criminal order, judgment, decree or finding against Superfund Capital Management or any of its directors, executive officers, promoters or control persons.
Promoters and Control Persons
     Superfund Capital Management is the sole promoter and control person of the Fund.
Code of Ethics
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. Superfund Capital Management has adopted a code of ethics that applies to its principal executive officer, principal financial officer and its principal accounting officer. A copy of the code of ethics may be obtained at no charge by written request to the corporate secretary of Superfund Capital Management, Superfund Office Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies.
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
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 1.85% of month-end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred, and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in net asset value per Unit at the end of each month, exclusive of appreciation attributable to interest income. In addition, Superfund Asset Management Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. An annual selling commission will be paid to Superfund USA, Inc. (“Superfund USA”), an affiliate of Superfund Capital Management. The Units pay a commission of 4% of the month-end net asset value per Unit (1/12 of 4% per month); provided, however, the maximum cumulative selling commission per Unit sold pursuant to the Prospectus is 10% of the initial public offering price for such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
     None.
Security Ownership of Certain Beneficial Owners
     The Fund knows of no person who beneficially owns more than 5% of the voting Units of any Series.
Security Ownership of Management
     As of December 31, 2009, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2009, Superfund Capital Management owned 386.799 Units of Series A (non-voting), representing 1.57% of the total issued Units of Series A, and 528.22 Units of Series B (non-voting), representing 1.48% of the total issued Units of Series B, having a combined value of $1,292,285. Christian Baha is the holder of all of the equity of Superfund Capital Management.
Changes in Control
     None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
     See “Item 10 Directors, Executive Officers and Corporate Governance of The Registrant, “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management.” In 2009, the Series A management fee totaled $642,447, the Series A selling commissions totaled $1,389,074 and the Series A brokerage commissions totaled $637,825. In 2009, the Series B management fee totaled $1,097,606, the Series B selling commissions totaled $2,373,202, the Series B incentive fee totaled $301,233, and the Series B brokerage commissions totaled $1,736,922. In 2008, the Series A management fee totaled $813,892, the Series A selling commissions totaled $1,759,767, the Series A incentive fee totaled $1,786,681 and the Series A brokerage commissions totaled $615,631. In 2008, the Series B management fee totaled $936,891, the Series B selling commissions totaled $2,025,709, the Series B incentive fee totaled $3,831,165 and the Series B brokerage commissions totaled $971,657.

Item 14.	Principal Accounting Fees and Services.
Audit Fees
     The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2009, and December 31, 2008, were approximately $116,625 and $122,940, respectively.
Audit-Related Fees
     There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2009, and December 31, 2008.
Tax Fees
     There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2009, and December 31, 2008.
All Other Fees
     There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2009, and December 31, 2008.
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
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 18 hereof.

(2)	Financial Statement Schedules:
Financial statement schedules have been omitted because they are not required or because equivalent information has been included in the financial statements or notes thereto.
(3)	Exhibits as required by Item 601 of Regulation S-K. The following exhibits are included herewith.

Exhibit
Number	Description of Document
3.01	Form of Fifth Amended and Restated Limited Partnership Agreement of Superfund Green, L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
     The following exhibits are incorporated by reference herein from the exhibit of the same description and number filed on November 24, 2009, with Superfund Green, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-162132).

10.01(g)	Administration, Accounting and Investor Services Agreement.

10.02	Form of Subscription Agreement

10.03(a)	Escrow Agreement between Series A and HSBC Bank USA.

10.03(b)	Escrow Agreement between Series B and HSBC Bank USA.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 21, 2005, with Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-122229).

3.02	Certificate of Limited Partnership.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Superfund Green, L.P. — Series A and Series B:
We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P. - Series A and Series B (formerly Quadriga Superfund, L.P., the “Fund”), including the condensed schedules of investments, as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
/S/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 31, 2010

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2009, and December 31, 2008

	December 31, 2009	December 31, 2008
ASSETS

US Government securities, at fair value (amortized cost $16,019,268 and $31,494,929 as of December 31, 2009, and December 31, 2008, respectively)	$16,019,268	$31,494,929

Due from brokers	17,161,443	4,049,967

Unrealized appreciation on open forward contracts	187,448	11,138

Futures contracts purchased	465,462	735,529

Futures contracts sold	—	109,330

Cash	611,470	810,576

Total assets	34,445,091	37,211,469

LIABILITIES

Unrealized depreciation on open forward contracts	421,267	43,336

Redemptions payable	550,221	1,714,573

Due to affiliate	—	300,000

Futures contracts sold	10,673	—

Fees payable	150,435	181,226

Total liabilities	1,132,596	2,239,135

NET ASSETS	$33,312,495	$34,972,334

Number of Units	24,594.117	18,098.830

Net asset value per Unit	$1,354.49	$1,932.30

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $16,019,268), securities are held in margin accounts as collateral for open futures and forwards	$16,020,000	48.1%	$16,019,268

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	187,448

Total unrealized appreciation on forward contracts		0.6	187,448

Unrealized depreciation on forward contracts
Currency		(1.3)	(421,267)

Total unrealized depreciation on forward contracts		(1.3)	(421,267)

Total forward contracts, at fair value		(0.7)	(233,819)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.5)	(176,595)
Energy		0.4	132,156
Financial		(0.4)	(149,774)
Food & Fiber		1.0	337,999
Indices		1.8	605,471
Metals		(0.9)	(283,795)

Total futures contracts purchased		1.4	465,462

Futures Contracts Sold
Energy		(0.0) *	(12,010)
Financial		0.2	72,347
Food & Fiber		(0.1)	(43,025)
Indices		(0.0) *	(7,925)
Livestock		(0.1)	(20,060)

Total futures contracts sold		(0.0) *	(10,673)

Total futures contracts, at fair value		1.4	454,789

Futures and forward contracts by country composition
European Monetary Union		(0.1)	(51,393)
Great Britain		0.2	61,549
Japan		0.3	108,985
United States		0.1	30,577
Other		0.2	71,252

Total futures and forward contracts by country		0.7%	$220,970

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
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

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, and December 31, 2008

	2009	2008
Investment income, interest	$36,541	$917,244

Expenses
Incentive fee	—	1,786,681
Management fee	642,447	813,892
Ongoing offering expenses	347,268	439,942
Operating expenses	52,090	65,991
Selling commission	1,389,074	1,759,767
Brokerage commissions	637,825	615,631
Other	15,191	17,006

Total expenses	3,083,895	5,498,910

Net investment loss	(3,047,354)	(4,581,666)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(8,768,134)	17,288,029
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(591,691)	377,151

Net gain (loss) on investments	(9,359,825)	17,665,180

Net increase (decrease) in net assets from operations	$(12,407,179)	$13,083,514

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(563.24)	$523.26

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(577.81)	$445.86

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
Years Ended December 31, 2009, and December 31, 2008

	2009	2008
Increase (decrease) in net assets from operations:
Net investment loss	$(3,047,354)	$(4,581,666)
Net realized gain (loss) on futures and forward contracts	(8,768,134)	17,288,029
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(591,691)	377,151

Net increase (decrease) in net assets from operations	(12,407,179)	13,083,514

Capital share transactions
Issuance of shares	22,712,095	6,800,873
Redemption of shares	(11,964,755)	(42,846,561)

Net increase (decrease) in net assets from capital share transactions	10,747,340	(36,045,688)

Net decrease in net assets	(1,659,839)	(22,962,174)

Net assets, beginning of year	34,972,334	57,934,508

Net assets, end of year	$33,312,495	$34,972,334

Units, beginning of year	18,098.830	38,975.348
Issuance of units	13,736.756	3,874.666
Redemption of units	(7,241.469)	(24,751.184)

Units, end of year	24,594.117	18,098.830

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, and December 31, 2008

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(12,407,179)	$13,083,514
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(76,427,172)	(155,825,083)
Sales and maturities of U.S. government securities	91,934,208	180,364,661
Amortization of discounts and premiums	(31,375)	(814,748)
Due from brokers	(13,111,476)	1,455,170
Due to affiliate	(300,000)	166,724
Unrealized appreciation on open forward contracts	(176,310)	218,576
Futures contracts purchased	270,067	(369,517)
Unrealized depreciation on open forward contracts	377,931	(875,132)
Futures contracts sold	120,003	648,922
Fees payable	(30,791)	(130,277)

Net cash provided by (used in) operating activities	(9,782,094)	37,922,810

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	22,712,095	6,800,873
Redemptions, net of redemptions payable	(13,129,107)	(44,027,661)

Net cash provided by (used in) financing activities	9,582,988	(37,226,788)

Net increase (decrease) in cash	(199,106)	696,022

Cash, beginning of year	810,576	114,554

Cash, end of year	$611,470	$810,576

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2009, and December 31, 2008

	December 31, 2009	December 31, 2008
ASSETS

US Government securities, at fair value, (amortized cost $26,383,789 and $54,825,911 as of December 31, 2009 and December 31, 2008, respectively)	$26,383,789	$54,825,911

Due from brokers	26,076,666	5,961,708

Unrealized appreciation on open forward contracts	509,064	44,878

Futures contracts purchased	1,108,299	1,978,090

Futures contracts sold	—	407,977

Cash	30,588	668,701

Total assets	54,108,406	63,887,265

LIABILITIES

Unrealized depreciation on open forward contracts	1,130,981	163,504

Redemptions payable	887,287	2,767,509

Futures contracts sold	24,959	—

Fees payable	241,831	339,201

Total liabilities	2,285,058	3,270,214

NET ASSETS	$51,823,348	$60,617,051

Number of Units	35,626.349	23,305.633

Net asset value per Unit	$1,454.64	$2,600.96

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $26,383,789), securities are held in margin accounts as collateral for open futures and forwards	$26,385,000	50.9%	$26,383,789

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.0	509,064

Total unrealized appreciation on forward contracts		1.0	509,064

Unrealized depreciation on forward contracts
Currency		(2.2)	(1,130,981)

Total unrealized depreciation on forward contracts		(2.2)	(1,130,981)

Total forward contracts, at fair value		(1.2)	(621,917)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.9)	(454,542)
Energy		0.6	332,460

Financial		(0.8)	(442,961)
Food & Fiber		1.7	868,763
Indices		3.0	1,573,360

Metals		(1.5)	(768,781)

Total futures contracts purchased		2.1	1,108,299

Futures contracts sold
Energy		(0.1)	(36,550)
Financial		0.4	184,386
Food & Fiber		(0.2)	(103,275)
Livestock		(0.1)	(50,500)
Indices		(0.0)*	(19,020)

Total futures contracts sold		(0.0)*	(24,959)

Total futures contracts, at fair value		2.1	1,083,340

Futures and forward contracts by country composition
European Monetary Union		(0.2)	(115,345)
Great Britain		0.2	124,580

Japan		0.6 *	297,984
United States		0.0	18,320
Other		0.3	135,884

Total futures and forward contracts by country		0.9%	$461,423

*    Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
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

SUPERFUND GREEN, L.P. — SERIES B
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, and December 31, 2008

	2009	2008
Investment income, interest	$64,467	$792,092

Expenses
Incentive fee	301,233	3,831,165
Management fee	1,097,606	936,891
Ongoing offering expenses	593,300	506,427
Operating expenses	88,995	75,964
Selling commission	2,373,202	2,025,709
Brokerage commissions	1,736,922	971,657
Other	20,728	25,066

Total expenses	6,211,986	8,372,879

Net investment loss	(6,147,519)	(7,580,787)

Realized and unrealized gain (loss) on investments

Net realized gain (loss) on futures and forward contracts	(27,074,104)	22,944,445
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,806,018)	1,982,613

Net gain (loss) on investments	(28,880,122)	24,927,058

Net increase (decrease) in net assets from operations	$(35,027,641)	$17,346,271

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)	$(1,106.39)	$786.52

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(1,146.32)	$826.27

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
Years Ended December 31, 2009, and December 31, 2008

	2009	2008
Increase (decrease) in net assets from operations
Net investment loss	$(6,147,519)	$(7,580,787)
Net realized gain (loss) on futures and forward contracts	(27,074,104)	22,944,445
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,806,018)	1,982,613

Net increase (decrease) in net assets from operations	(35,027,641)	17,346,271

Capital share transactions
Issuance of shares	42,437,152	38,379,823
Redemption of shares	(16,203,214)	(20,964,190)

Net increase in net assets from capital share transactions	26,233,938	17,415,633

Net increase (decrease) in net assets	(8,793,703)	34,761,904

Net assets, beginning of year	60,617,051	25,855,147

Net assets, end of year	$51,823,348	$60,617,051

Units, beginning of year	23,305.633	14,568.812
Issuance of units	20,136.910	17,593.459
Redemption of units	(7,816.194)	(8,856.638)

Units, end of year	35,626.349	23,305.633

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, and December 31, 2008

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(35,027,641)	$17,346,271
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(134,579,547)	(181,821,630)
Sales and maturities of U.S. government securities	163,078,462	151,644,442
Amortization of discounts and premiums	(56,793)	(635,028)
Due from brokers	(20,114,958)	(2,448,239)
Due from affiliate	¯	133,276
Unrealized appreciation on open forward contracts	(464,186)	111,568
Futures contracts purchased	869,791	(1,744,304)
Unrealized depreciation on open forward contracts	967,477	(443,845)
Futures contracts sold	432,936	93,968
Fees payable	(97,370)	268,179

Net cash used in operating activities	(24,991,829)	(17,495,342)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	42,437,152	38,379,823
Redemptions, net of redemption payable	(18,083,436)	(20,289,155)

Net cash provided by financing activities	24,353,716	18,090,668

Net increase (decrease) in cash	(638,113)	595,326

Cash, beginning of year	668,701	73,375

Cash, end of year	$30,588	$668,701

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A AND SERIES B
(formerly known as QUADRIGA SUPERFUND, L.P.)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(1)	Nature of Operations

Organization and Business

Superfund Green, L.P., formerly known as Quadriga Superfund, L.P. (the “Fund”), a Delaware limited partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (“U.S.”) and international commodity futures markets using a fully-automated computerized trading system. The Fund has issued two classes of Units, Series A and Series B (the “Series”). The two Series will be traded and managed the same way except for the degree of leverage.

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

Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740 to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The fund files federal and various state tax returns. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

(e)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Superfund Capital Management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements. Actual results could differ from those estimates.

(f)	Recently Issued Accounting Pronouncements

ASC 105.10.05

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105.10.05, Generally Accepted Accounting Principles (“ASC 105.10.05”). ASC 105.10.05 establishes FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has adopted ASC 105.10.05 and updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.

ASU 2010-06

In January 2010, FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items as gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). Superfund Capital Management is currently evaluating the impact of ASU 2010-06 on the Fund’s financial statements.

(g)	Fair Value Measurements

The Fund follows ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund may include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within level 2 of the fair value hierarchy.

Certain OTC derivatives traded in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the Fund updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the year ended December 31, 2009, the Fund held no derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2009:
Series A.

	Balance
	December 31, 2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$16,019,268	$—	$16,019,268	$—

Unrealized appreciation on open forward contracts	187,448	—	187,448	—

Futures contracts purchased	465,462	465,462	—	—

Total Assets Measured at Fair Value	$16,672,178	$465,462	$16,206,716	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$421,267	$—	$421,267	$—

Futures contracts sold	10,673	10,673	—	—

Total Liabilities Measured at Fair Value	$431,940	$10,673	$421,267	$—

Series B.

	Balance
	December 31, 2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$26,383,789	$—	$26,383,789	$—

Unrealized appreciation on open forward contracts	509,064	—	509,064	—

Futures contracts purchased	1,108,299	1,108,299	—	—

Total Assets Measured at Fair Value	$28,001,152	$1,108,299	$26,892,853	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$1,130,981	$—	$1,130,981	$—

Futures contracts sold	24,959	24,959	—	—

Total Liabilities Measured at Fair Value	$1,155,940	$24,959	$1,130,981	$—

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2008:
Series A:

	Balance
	December 31, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$31,494,929	$—	$31,494,929	$—

Unrealized appreciation on open forward contracts	11,138	—	11,138	—

Futures contracts purchased	735,529	735,529	—	—

Futures contracts sold	109,330	109,330	—	—

Total Assets Measured at Fair Value	$32,350,926	$844,859	$31,506,067	$—

	Balance
	December 31, 2008	Level 1	Level 2	Level 3
LIABILITIES

Unrealized depreciation on open forward contracts	$43,336	$—	$43,336	$—

Total Liabilities Measured at Fair Value	$43,336	$—	$43,336	$—

Series B:

	Balance
	December 31, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$54,825,911	$—	$54,825,911	$—

Unrealized appreciation on open forward contracts	44,878	—	44,878	—

Futures contracts purchased	1,978,090	1,978,090	—	—

Futures contracts sold	407,977	407,977	—	—

Total Assets Measured at Fair Value	$57,256,856	$2,386,067	$54,870,789	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$163,504	$—	$163,504	$—

Total Liabilities Measured at Fair Value	$163,504	$—	$163,504	$—

(3)	Disclosure of derivative instruments and hedging activities

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

Superfund Capital Management believes futures and forwards trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Series A:

				As of December 31, 2009
		Long Positions Gross Unrealized				Short Position Gross Unrealized
		% of		% of		% of		% of	Net Unrealized
		Net		Net		Net		Net	Gains (Losses) on
	Gains	Assets	Losses	Assets	Gains	assets	Losses	Assets	Open Positions
Foreign Exchange	$113,007	0.3	$(263,555)	(0.8)	$74,441	0.2	$(157,712)	(0.4)	$(233,819)
Currency	67,730	0.2	(244,325)	(0.7)	—	—	—	—	(176,595)
Financial	151,789	0.5	(301,563)	(0.9)	77,875	0.2	(5,528)	(0.0) *	(77,427)
Food & Fiber	360,737	1.1	(22,738)	(0.1)	—	—	(43,025)	(0.1)	294,974
Indices	620,907	1.8	(15,436)	(0.0) *	—	—	(7,925)	(0.0) *	597,546
Metals	353,181	1.0	(636,976)	(1.9)	—	—	—	—	(283,795)
Livestock	—	—	—	—	—	—	(20,060)	(0.1)	(20,060)
Energy	150,196	0.5	(18,040)	(0.1)	—	—	(12,010)	(0.0) *	120,146

Totals	$1,817,547	5.4	$(1,502,633)	(4.5)	$152,316	0.4	$(246,260)	(0.6)	$220,970

*	Due to rounding
Series A average quarterly contract volume by market sector as of year ended December 31, 2009:

	Average number	Average number	Average value	Average value
	of Long	of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	23	22	$48,653	$(170,446)

	Average number of	Average number of
	Long Contracts	Short Contracts
Currency	264	95
Financial	1,146	40
Food & Fiber	67	148
Indices	138	89
Metals	81	32
Livestock	0	58
Energy	69	110

Totals	1,788	594

Series A trading results by market sector:

	For the year ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(1,475,144)	$(201,621)	$(1,676,765)
Currency	(2,190,296)	(315,756)	(2,506,052)
Financial	224,040	(587,254)	(363,214)

	For the year ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Food & Fiber	(900,346)	301,938	(598,408)
Indices	(2,489,390)	581,777	(1,907,613)
Metals	1,032,905	(358,930)	673,975
Livestock	183,530	(43,460)	140,070
Energy	(3,153,433)	31,615	(3,121,818)

Total net trading losses	$(8,768,134)	$(591,691)	$(9,359,825)

Series B:

				As of December 31, 2009
		Long Positions Gross Unrealized				Short Position Gross Unrealized
		% of		% of		% of		% of	Net Unrealized
		Net		Net		Net		Net	Gains (Losses) on
	Gains	Assets	Losses	Assets	Gains	assets	Losses	Assets	Open Positions
Foreign
Exchange	$300,495	0.6	$(727,559)	(1.4)	$208,569	0.4	$(403,422)	(0.8)	$(621,917)
Currency	167,870	0.3	(622,412)	(1.2)	—	—	—	—	(454,542)
Financial	345,159	0.7	(788,120)	(1.5)	198,206	0.4	(13,820)	(0.0) *	(258,575)
Food & Fiber	930,426	1.8	(61,663)	(0.1)	—	—	(103,275)	(0.2)	765,488
Indices	1,614,308	3.1	(40,948)	(0.1)	—	—	(19,020)	(0.0) *	1,554,340
Metals	883,871	1.7	(1,652,652)	(3.2)	—	—	—	—	(768,781)
Livestock	—	—	—	—	—	—	(50,500)	(0.1)	(50,500)
Energy	382,290	0.7	(49,830)	(0.1)	—	—	(36,550)	(0.1)	295,910

Totals	$4,624,419	8.9	$(3,943,184)	(7.6)	$406,775	0.8	$(626,587)	(1.2)	$461,423

*	Due to rounding
Series B average quarterly contract volume by market sector for year ended December 31, 2009:

	Average number	Average number	Average value	Average value
	of Long	of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	29	26	$141,907	$(529,666)

	Average number	Average number
	of Long	of Short
	Contracts	Contracts
Currency	621	246
Financial	3,032	108
Food & Fiber	174	402
Indices	421	200
Metals	207	90
Livestock	0	143
Energy	175	328

Totals	4,659	1,543

Series B trading results by market sector:

	For the year ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(4,369,013)	$(503,291)	$(4,872,304)
Currency	(6,128,855)	(838,226)	(6,967,081)
Financial	413,506	(1,763,342)	(1,349,836)
Food & Fiber	(2,690,270)	818,524	(1,871,746)

	For the year ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Indices	(7,192,204)	1,570,735	(5,621,469)
Metals	1,559,944	(951,786)	608,158
Livestock	481,710	(114,610)	367,100
Energy	(9,148,922)	(24,022)	(9,172,944)

Total net trading losses	$(27,074,104)	$(1,806,018)	$(28,880,122)

(4)	Due from/to Brokers
Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2009, there were no amounts due to brokers.

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
(5)	Allocation of Net Profits and Losses
In accordance with the Fifth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Advance subscriptions, if any, represent cash received prior to December 31 for contributions of the subsequent month and do not participate in the earnings of the Fund until the following January.
(6)	Related Party Transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum) of net assets, ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus dated November 24, 2009, as supplemented on December 3, 2009, included within the Registration Statement on Form S-1 (File No. 333-162132) as subsequently supplemented, Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.

Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

As of December 31, 2009, Superfund Capital Management owned 386.799 Units of Series A, representing 1.57% of the total issued Units of Series A, and 528.22 Units of Series B, representing 1.48% of the total issued Units of Series B, having a combined value of $1,292,285.
(7)	Financial Highlights
Financial highlights for the period January 1, 2009, through December 31, 2009, are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	(29.9)%	(43.7)%
Incentive fees	0.0	(0.4)

Total return after incentive fees	(29.9)%	(44.1)%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.9%	9.9%
Incentive fees	0.0	0.5

Total expenses	8.9%	10.4%

	SERIES A	SERIES B
Net investment loss	(8.8)%	(9.8)%

Net assets value per unit, beginning of period	$1,932.30	$2,600.96
Net investment loss	(139.94)	(197.32)
Net loss on investments	(437.87)	(949.00)

Net asset value per unit, end of period	$1,354.49	$1,454.64

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(563.24)	$(1,106.39)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(577.81)	$(1,146.32)

Financial highlights for the period January 1, 2008, through December 31, 2008, are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	34.6%	56.6%
Incentive fees	4.6	10.0

Total return after incentive fees	30.0%	46.6%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.3%	9.4%
Incentive fees	4.0	7.9

Total expenses	12.3%	17.3%

Net investment loss	(6.3)%	(7.8)%

Net assets value per unit, beginning of period	$1,486.44	$1,774.69
Net investment loss	(175.42)	(352.33)
Net gain on investments	621.28	1,178.60

Net asset value per unit, end of period	$1,932.30	$2,600.96

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$523.26	$786.52

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$445.86	$826.27

(8)	Financial Instrument Risk
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

For Series A, gross unrealized gains and losses related to exchange traded futures were $1,782,415 and $1,327,626, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $187,448 and $421,267, respectively, at December 31, 2009.

For Series B, gross unrealized gains and losses related to exchange traded futures were $4,522,130 and $3,438,790, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $509,064 and $1,130,981, respectively, at December 31, 2009.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., and Rosenthal Collins Group, L.L.C.

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

The majority of these instruments mature within one year of December 31, 2009. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
(9)	Subscriptions and Redemptions
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

A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such withdrawal to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. The Fund’s prospectus provides “if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.”

(10)	Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

SUPERFUND GREEN, L.P. (Registrant)
By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Title with
Signature	Superfund Capital Management	Date
/s/ Nigel James Nigel James	President (Principal Executive Officer)	March 31, 2010

/s/ Roman Gregorig Roman Gregorig	Director, Vice President and Audit Committee Financial Expert (Principal Financial Officer & Principal Accounting Officer)	March 31, 2010
(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.01	Form of Fifth Amended and Restated Limited Partnership Agreement of Superfund Green, L.P.

31.1	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
     The following exhibits are incorporated by reference herein from the exhibit of the same description and number filed on November 24, 2009, with Superfund Green, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-162132).

10.01(g)	Administration, Accounting and Investor Services Agreement.

10.02	Form of Subscription Agreement

10.03(a)	Escrow Agreement between Series A and HSBC Bank USA.

10.03(b)	Escrow Agreement between Series B and HSBC Bank USA.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 21, 2005, with Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-122229).

3.02	Certificate of Limited Partnership.