Form 10-Q
period 2010-03-31
SUPERFUND GREEN, L.P.
filed 2010-05-17
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 000-51634
SUPERFUND GREEN, L.P.

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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following unaudited financial statements of Superfund Green, L.P. — Series A are included in Item 1:

Page
Unaudited Financial Statements

Statements of Assets and Liabilities as of March 31, 2010 and December 31, 2009	3

Condensed Schedule of Investments as of March 31, 2010	4

Condensed Schedule of Investments as of December 31, 2009	5

Statements of Operations for the Three Months Ended March 31, 2010 and March 31, 2009	6

Statements of Changes in Net Assets for the Three Months Ended March 31, 2010 and March 31, 2009	7

Statements of Cash Flows for the Three Months Ended March 31, 2010 and March 31, 2009	8
EX-31.1
EX-31.2
EX-32.1
EX-32.2
The following unaudited financial statements of Superfund Green, L.P. — Series B are included in Item 1:

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2010, and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value (amortized cost of $14,167,868 and $16,019,268 as of March 31, 2010, and December 31, 2009, respectively)	$14,167,868	$16,019,268

Due from brokers	17,904,738	17,161,443

Unrealized appreciation on open forward contracts	180,950	187,448

Futures contracts purchased	3,280,054	465,462

Futures contracts sold	1,568,778	—

Cash	446,878	611,470

Total assets	37,549,266	34,445,091

LIABILITIES

Unrealized depreciation on open forward contracts	174,506	421,267

Futures contracts sold	—	10,673

Redemptions payable	1,076,261	550,221

Fees payable	176,504	150,435

Total liabilities	1,427,271	1,132,596

NET ASSETS	$36,121,995	$33,312,495

Number of Units	25,346.132	24,594.117

Net asset value per Unit	$1,425.15	$1,354.49

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 27, 2010 (amortized cost $14,167,868), securities are held in margin accounts as collateral for open futures and forwards	$14,170,000	39.2%	$14,167,868

Forward contracts, at fair value
Unrealized appreciation on forward contracts Currency		0.5	180,950

Total unrealized appreciation on forward contracts		0.5	180,950

Unrealized depreciation on forward contracts Currency		(0.5)	(174,506)

Total unrealized depreciation on forward contracts		(0.5)	(174,506)

Total forward contracts, at fair value		0.0 *	6,444

Futures contracts, at fair value
Futures Contracts Purchased
Currency		1.0	346,761
Energy		2.2	820,407
Financial		2.8	996,063
Food & Fiber		(0.0) *	(12,966)
Indices		1.4	497,544
Metals		1.7	632,245

Total futures contracts purchased		9.1	3,280,054

Futures Contracts Sold
Energy		2.9	1,040,430
Financial		0.4	173,885
Food & Fiber		1.0	354,387
Metals		0.0 *	76

Total futures contracts sold		4.3	1,568,778

Total futures contracts, at fair value		13.4%	$4,848,832

Futures and forward contracts by country composition
Australia		0.7%	$258,629
Canada		0.2	70,447
European Monetary Union		2.0	728,271
Great Britain		1.2	433,582
Japan		0.7	253,080
United States		7.9	2,841,347
Other		0.7	269,920

Total futures and forward contracts by country composition		13.4%	$4,855,276

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $16,019,268), securities are held in margin accounts as collateral for open futures and forwards	$16,020,000	48.1%	$16,019,268

Forward contracts, at fair value
Unrealized appreciation on forward contracts Currency		0.6	187,448

Total unrealized appreciation on forward contracts		0.6	187,448

Unrealized depreciation on forward contracts Currency		(1.3)	(421,267)

Total unrealized depreciation on forward contracts		(1.3)	(421,267)

Total forward contracts, at fair value		(0.7)	(233,819)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		(0.5)	(176,595)
Energy		0.4	132,156
Financial		(0.4)	(149,774)
Food & Fiber		1.0	337,999
Indices		1.8	605,471
Metals		(0.9)	(283,795)

Total futures contracts purchased		1.4	465,462

Futures Contracts Sold
Energy		(0.0) *	(12,010)
Financial		0.2	72,347
Food & Fiber		(0.1)	(43,025)
Indices		(0.0) *	(7,925)
Livestock		(0.1)	(20,060)

Total futures contracts sold		(0.0) *	(10,673)

Total futures contracts, at fair value		1.4	454,789

Futures and forward contracts by country composition
European Monetary Union		(0.1)	(51,393)
Great Britain		0.2	61,549
Japan		0.3	108,985
United States		0.1	30,577
Other		0.2	71,252

Total futures and forward contracts by country composition		0.7%	$220,970

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
Investment income
Interest income	$1,538	$14,081

Total income	1,538	14,081

Expenses
Management fee	155,707	168,739
Ongoing offering expenses	84,166	91,210
Operating expenses	12,625	13,682
Selling commission	336,663	364,842
Brokerage commissions	205,942	43,462
Other	2,711	4,018

Total expenses	797,814	685,953

Net investment loss	(796,276)	(671,872)

Realized and unrealized gain
(loss) on investments
Net realized gain (loss) on futures and forward contracts	(1,903,701)	817,896
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	4,634,306	(861,527)

Net gain (loss) on investments	2,730,605	(43,631)

Net increase (decrease) in net assets from operations	$1,934,329	$(715,503)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$75.16	$(37.94)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$70.66	$(37.68)

*	Weighted average number of Units outstanding for Series A for Three Months Ended March 31, 2010, and March 31, 2009: 25,737.22 and 18,858.29, respectively.
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2010	2009
Increase (decrease) in net assets from operations
Net investment loss	$(796,276)	$(671,872)
Net realized gain (loss) on futures and forward contracts	(1,903,701)	817,896
Net change in unrealized appreciation (depreciation) on futures and forward contracts	4,634,306	(861,527)

Net increase (decrease) in net assets from operations	1,934,329	(715,503)

Capital share transactions
Issuance of Units	2,798,144	4,744,856
Redemption of Units	(1,922,973)	(4,826,481)

Net increase (decrease) in net assets from capital share transactions	875,171	(81,625)

Net increase (decrease) in net assets	2,809,500	(797,128)

Net assets, beginning of period	33,312,495	34,972,334

Net assets, end of period	$36,121,955	$34,175,206

Units, beginning of period	24,594.117	18,098.830
Issuance of Units	2,194.177	2,449.823
Redemption of Units	(1,442.162)	(2,510.633)

Units, end of period	25,346.132	18,038.020

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,934,329	$(715,503)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(14,166,555)	(34,928,678)
Sales and maturities of U.S. government securities	16,020,000	46,949,379
Amortization of discounts and premiums	(2,045)	12,130
Due from brokers	(743,295)	(11,980,196)
Due to affiliate	—	(300,000)
Unrealized appreciation on open forward contracts	6,498	(66,032)
Futures contracts purchased	(2,814,592)	395,067
Unrealized depreciation on open forward contracts	(246,761)	200,850
Futures contracts sold	(1,579,451)	331,642
Fees payable	26,069	(23,673)

Net cash used in operating activities	(1,565,803)	(125,014)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,798,144	7,235,358
Redemptions, net of redemptions payable	(1,396,933)	(4,750,132)

Net cash provided by financing activities	1,401,211	2,485,226

Net increase (decrease) in cash	(164,592)	2,360,212

Cash, beginning of period	611,470	810,576

Cash, end of period	$446,878	$3,170,788

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2010, and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value (amortized cost of $20,331,943 and $26,383,789 as of March 31, 2010, and December 31, 2009, respectively)	$20,331,943	$26,383,789

Due from brokers	24,651,474	26,076,666

Unrealized appreciation on open forward contracts	424,908	509,064

Futures contracts purchased	7,086,972	1,108,299

Futures contracts sold	3,380,728	—

Cash	381,829	30,588

Total assets	56,257,854	54,108,406

LIABILITIES

Unrealized depreciation on open forward contracts	390,973	1,130,981

Futures contracts sold	—	24,959

Redemptions payable	1,585,736	887,287

Fees payable	274,832	241,831

Total liabilities	2,251,541	2,285,058

NET ASSETS	$54,006,313	$51,823,348

Number of Units	34,455.224	35,626.349

Net asset value per Unit	$1,567.43	$1,454.64

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due May 27, 2010 (amortized cost $20,331,943), securities are held in margin accounts as collateral for open futures and forwards	$20,335,000	37.7%	$20,331,943

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	424,908

Total unrealized appreciation on forward contracts		0.8	424,908

Unrealized depreciation on forward contracts
Currency		(0.7)	(390,973)

Total unrealized depreciation on forward contracts		(0.7)	(390,973)

Total forward contracts, at fair value		0.1	33,935

Futures contracts, at fair value
Futures contracts purchased
Currency		1.3	728,131
Energy		3.3	1,802,014
Financial		3.8	2,042,288
Food & Fiber		(0.0)*	(13,615)
Indices		2.0	1,077,077
Metals		2.7	1,451,077

Total futures contracts purchased		13.1	7,086,972

Futures contracts sold
Energy		4.1	2,235,070
Financial		0.7	364,947
Food & Fiber		1.4	734,875
Metals		0.1	45,836

Total futures contracts sold		6.3	3,380,728

Total futures contracts, at fair value		19.4%	$10,467,700

Futures and forward contracts by country composition
Australia		1.0%	$543,194
Canada		0.3	155,803
European Monetary Union		2.9	1,539,675
Great Britain		1.6	869,372
Japan		1.0	557,494
United States		11.6	6,260,577
Other		1.1	575,520

Total futures and forward contracts by country composition		19.5%	$10,501,635

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $26,383,789), securities are held in margin accounts as collateral for open futures and forwards	$26,385,000	50.9%	$26,383,789

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.0	509,064

Total unrealized appreciation on forward contracts		1.0	509,064

Unrealized depreciation on forward contracts
Currency		(2.2)	(1,130,981)

Total unrealized depreciation on forward contracts		(2.2)	(1,130,981)

Total forward contracts, at fair value		(1.2)	(621,917)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.9)	(454,542)
Energy		0.6	332,460
Financial		(0.8)	(442,961)
Food & Fiber		1.7	868,763
Indices		3.0	1,573,360
Metals		(1.5)	(768,781)

Total futures contracts purchased		2.1	1,108,299

Futures contracts sold
Energy		(0.1)	(36,550)
Financial		0.4	184,386
Food & Fiber		(0.2)	(103,275)
Livestock		(0.1)	(50,500)
Indices		(0.0)*	(19,020)

Total futures contracts sold		(0.0)*	(24,959)

Total futures contracts, at fair value		2.1	1,083,340

Futures and forward contracts by country composition
European Monetary Union		(0.2)	(115,345)
Great Britain		0.2	124,580
Japan		0.6	297,984
United States		0.0 *	18,320
Other		0.3	135,884

Total futures and forward contracts by country composition		0.9%	$461,423

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009

Investment income
Interest income	$1,514	$26,879

Total income	1,514	26,879

Expenses
Management fee	226,414	314,480
Ongoing offering expenses	122,386	169,989
Operating expenses	18,358	25,498
Selling commission	489,544	679,956
Incentive fee	—	301,233
Brokerage commissions	470,888	145,445
Other	3,889	5,782

Total expenses	1,331,479	1,642,383

Net investment loss	(1,329,965)	(1,615,504)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(4,807,663)	2,437,152
Net change in unrealized appreciation (depreciation) on futures and forward contracts	10,040,212	(2,877,594)

Net gain (loss) on investments	5,232,549	(440,442)

Net increase (decrease) in net assets from operations	$3,902,584	$(2,055,946)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units outstanding during period)	$109.18	$(79.11)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period)	$112.79	$(74.72)

*	Weighted average number of Units outstanding for Series B for Three Months Ended March 31, 2010, and March 31, 2009: 35,745.56 and 25,989.68, respectively.
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2010	2009
Increase (decrease) in net assets from operations
Net investment loss	$(1,329,965)	$(1,615,504)
Net realized gain (loss) on futures and forward contracts	(4,807,663)	2,437,152
Net change in unrealized appreciation (depreciation) on futures and forward contracts	10,040,212	(2,877,594)

Net increase (decrease) in net assets from operations	3,902,584	(2,055,946)

Capital share transactions
Issuance of Units	1,242,034	14,870,172
Redemption of Units	(2,961,653)	(7,913,511)

Net increase (decrease) in net assets from capital share transactions	(1,719,619)	6,956,661

Net increase in net assets	2,182,965	4,900,715

Net assets, beginning of period	51,823,348	60,617,051

Net assets, end of period	$54,006,313	$65,517,766

Units, beginning of period	35,626.349	23,305.633
Issuance of Units	933.078	5,669.346
Redemption of Units	(2,104.203)	(3,040.086)

Units, end of period	34,455.224	25,934.893

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$3,902,584	$(2,055,946)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(20,330,054)	(61,095,045)
Sales and maturities of U.S. government securities	26,385,000	79,227,285
Amortization of discounts and premiums	(3,100)	23,134
Due from brokers	1,425,192	(23,053,513)
Unrealized appreciation on open forward contracts	84,156	(218,122)
Futures contracts purchased	(5,978,673)	930,201
Unrealized depreciation on open forward contracts	(740,008)	827,487
Futures contracts sold	(3,405,687)	1,338,028
Fees payable	33,001	3,271

Net cash provided by (used in) operating activities	1,372,411	(4,073,220)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,242,034	19,700,064
Redemptions, net of change in redemptions payable	(2,263,204)	(8,527,246)

Net cash provided by (used in) financing activities	(1,021,170)	11,172,818

Net increase in cash	351,241	7,099,598

Cash, beginning of period	30,588	668,701

Cash, end of period	$381,829	$7,768,299

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A AND B
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2010
SUPERFUND GREEN, L.P. — SERIES A AND B
1. Nature of operations
Organization and Business
Superfund Green, L.P., formerly known as Quadriga Superfund, L.P. (the “Fund”), a Delaware limited partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (“U.S.”) and international commodity futures markets using a fully-automated computerized trading system. The Fund has issued two classes of units (“Units”), Series A and Series B (each, a “Series”). The two Series will be traded and managed the same way except for the degree of leverage.
The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the Fund’s general partner, Superfund Capital Management, Inc. (“Superfund Capital Management”) or by operation of law or a decline in the aggregate net assets of such Series to less than $500,000.
2. Basis of presentation and significant accounting policies
Basis of Presentation
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Translation of Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the period-end exchange rates. Purchases and sales of investments and income and expenses that are denominated in foreign currencies are translated into U.S. dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statements of operations.
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
Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740 to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The fund files federal and various state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Superfund Capital Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period.
Recently Issued Accounting Pronouncements
ASU 2010-06
In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities.
3. Fair Value Measurements
The Fund follows ASC 820. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:
Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical,

unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
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
Certain OTC derivatives traded in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended March 31, 2010, the Fund held no derivative contracts valued using Level 3 inputs.
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2010, and December 31, 2009:

Series A.

	Balance
	March 31,
	2010	Level 1	Level 2	Level 3

ASSETS
U.S. Government securities	$14,167,868	$—	$14,167,868	$—
Unrealized appreciation on open forward contracts	180,950	—	180,950	—
Futures contracts purchased	3,280,054	3,280,054	—	—
Futures contracts sold	1,568,778	1,568,778	—	—

Total Assets Measured at Fair Value	$19,197,650	$4,848,832	$14,348,818	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$174,506	$—	$174,506	$—

Total Liabilities Measured at Fair Value	$174,506	$—	$174,506	$—

Series B.

	Balance
	March 31,
	2010	Level 1	Level 2	Level 3

ASSETS
U.S. Government securities	$20,331,943	$—	$20,331,943	$—
Unrealized appreciation on open forward contracts	424,908	—	424,908	—
Futures contracts purchased	7,086,972	7,086,972	—	—
Futures contracts sold	3,380,728	3,380,728	—	—

Total Assets Measured at Fair Value	$31,224,551	$10,467,700	$20,756,851	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$390,973	$—	$390,973	$—

Total Liabilities Measured at Fair Value	$390,973	$—	$390,973	$—

Series A.

	Balance
	December
	31, 2009	Level 1	Level 2	Level 3

ASSETS
U.S. Government securities	$16,019,268	$—	$16,019,268	$—
Unrealized appreciation on open forward contracts	187,448	—	187,448	—
Futures contracts purchased	465,462	465,462	—	—

Total Assets Measured at Fair Value	$16,672,178	$465,462	$16,206,716	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$421,267	$—	$421,267	$—
Futures contracts sold	10,673	10,673	—	—

Total Liabilities Measured at Fair Value	$431,940	$10,673	$421,267	$—

Series B.

	Balance
	December
	31, 2009	Level 1	Level 2	Level 3

ASSETS
U.S. Government securities	$26,383,789	$—	$26,383,789	$—
Unrealized appreciation on open forward contracts	509,064	—	509,064	—
Futures contracts purchased	1,108,299	1,108,299	—	—

Total Assets Measured at Fair Value	$28,001,152	$1,108,299	$26,892,853	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$1,130,981	$—	$1,130,981	$—
Futures contracts sold	24,959	24,959	—	—

Total Liabilities Measured at Fair Value	$1,155,940	$24,959	$1,130,981	$—

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
The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock, and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s trading profits and losses in the Statements of Operations.
Superfund Capital Management believes futures and forwards trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:
Series A:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2010, is as follows:

	Statement of Assets	Asset Derivatives at	Liability Derivatives
Type of Instrument	and Liabilities Location	March 31, 2010	at March 31, 2010	Net
Foreign Exchange contracts	Unrealized appreciation on open forward contracts	$180,950	$—	$180,950
Foreign Exchange contracts	Unrealized depreciation on open forward contracts	—	(174,506)	(174,506)
Futures contracts	Futures contracts purchased & Futures contacts sold	4,848,832	—	4,848,832

Totals		$5,029,782	$(174,506)	$4,855,276

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended March 31, 2010:

			Change in Unrealized
Derivatives Not		Realized Gain	Appreciation
Designated as		(Loss) on	(Depreciation) on
Hedging	Location of Gain (Loss) on	Derivatives	Derivatives
Instruments under	Derivatives Recognized in	Recognized	Recognized in
ASC 815	Income	in Income	Income

Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	($516,527)	$240,263
Futures contracts	Net realized gain (loss) on futures and forward contracts	(1,387,174)	4,394,043

Total		($1,903,701)	$4,634,306

	As of March 31, 2010
	Long Positions Gross Unrealized				Short Position Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain on Open
	Gains	Assets	Losses	Assets	Gains	assets		Losses	Assets	Positions

Foreign Exchange	$177,884	0.5	$(105,092)	(0.3)	$3,066	0.0	*	$(69,414)	(0.2)	$6,444
Currency	412,299	1.2	(65,538)	(0.2)	—	—		—	—	346,761
Financial	1,053,324	2.9	(57,261)	(0.2)	174,295	0.5		(410)	(0.0)*	1,169,948
Food & Fiber	26,229	0.1	(39,195)	(0.1)	354,387	1.0		—	—	341,241
Indices	520,131	1.5	(22,587)	(0.1)	—	—		—	—	497,544
Metals	657,257	1.8	(25,012)	(0.1)	20,183	0.1		(20,107)	(0.1)	632,321
Energy	820,407	2.2	—	—	1,040,430	2.9		—	0.0	1,860,837

Totals	$3,667,531	10.2	$(314,685)	(1.0)	$1,592,361	4.5		$(89,931)	(0.3)	$4,855,276

*	Due to rounding

Series A average monthly contract volume by market sector as of quarter ended March 31, 2010:

	Average number	Average	Average	Average value
	of Long	number of	value of Long	of Short
	Contracts	Short Contracts	Positions	Positions

Foreign Exchange	82	77	$486,542	$984,985

				Average
			Average	number of
			number of	Short
			Long Contracts	Contracts

Currency			944	—
Financial			1,250	594
Food & Fiber			244	243
Indices			1,043	35
Metals			387	58
Livestock			—	78
Energy			399	154

Totals			4,349	1,239

Series A trading results by market sector:

	For the Three Months Ended March 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(516,527)	$240,263	$(276,264)
Currency	(708,060)	523,356	(184,704)
Financial	361,896	1,247,375	1,609,271
Food & Fiber	(216,390)	46,447	(169,943)
Indices	648,896	(100,002)	548,894
Metals	(1,156,827)	916,116	(240,711)
Livestock	(134,680)	20,060	(114,620)
Energy	(182,009)	1,740,691	1,558,682

Total net trading gains (losses)	$(1,903,701)	$4,634,306	$2,730,605

Series B:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2010, is as follows:

	Statement of Assets
	and Liabilities	Asset Derivatives at	Liability Derivatives
Type of Instrument	Location	March 31, 2010	at March 31, 2010	Net
Foreign Exchange contracts	Unrealized appreciation on open forward contracts	$424,908	$—	$424,908
Foreign Exchange contracts	Unrealized depreciation on open forward contracts	—	(390,973)	(390,973)
Futures contracts	Futures contracts purchased & Futures contacts sold	10,467,700	—	10,467,700

Totals		$10,892,608	$(390,973)	$10,501,635

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended March 31, 2010:

			Change in Unrealized
Derivatives Not			Appreciation
Designated as			(Depreciation) on
Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Instruments Under	Derivatives Recognized in	Derivatives Recognized	Recognized in
ASC 815	Income	in Income	Income

Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	($1,405,504)	$655,852

Futures contracts	Net realized gain (loss) on futures and forward contracts	(3,402,159)	9,384,360

Total		($4,807,663)	$10,040,212

	As of March 31, 2010
	Long Positions Gross Unrealized				Short Position Gross Unrealized
										Net
		% of		% of		% of			% of	Unrealized
		Net		Net		Net			Net	Gain on Open
	Gains	Assets	Losses	Assets	Gains	assets		Losses	Assets	Positions

Foreign Exchange	$417,164	0.8	$(236,002)	(0.4)	$7,744	0.0	*	$(154,971)	(0.3)	$33,935
Currency	863,887	1.6	(135,756)	(0.3)	—	—		—	—	728,131
Financial	2,170,519	4.0	(128,231)	(0.2)	365,767	0.7		(820)	(0.0) *	2,407,235
Food & Fiber	71,420	0.2	(85,035)	(0.2)	734,875	1.4		—	—	721,260
Indices	1,132,453	2.1	(55,376)	(0.1)	—	—		—	—	1,077,077
Metals	1,524,274	2.8	(73,197)	(0.1)	104,839	0.2		(59,003)	(0.1)	1,496,913
Energy	1,802,014	3.3	—	—	2,235,070	4.1		—	—	4,037,084

Totals	$7,981,731	14.8	$(713,597)	(1.3)	$3,448,295	6.4		$(214,794)	(0.4)	$10,501,635

*	Due to rounding
Series B average monthly contract volume by market sector for quarter ended March 31, 2010:

	Average	Average	Average value	Average value
	number of	number of	of Long	of Short
	Long Contracts	Short Contracts	Positions	Positions

Foreign Exchange	85	93	$1,279,728	$2,562,190

			Average	Average
			number of	number of
			Long Contracts	Short Contracts

Currency			2,095	—
Financial			2,951	1,327
Food & Fiber			558	551
Indices			2,040	75
Metals			897	132
Livestock			—	178
Energy			925	358

Totals			9,551	2,714

The Fund’s trading results by market sector

	For the Three Months Ended March 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(1,405,504)	$655,852	$(749,652)
Currency	(1,654,409)	1,182,673	(471,736)
Financial	836,090	2,665,810	3,501,900
Food & Fiber	(287,075)	(44,228)	(331,303)
Indices	1,460,620	(477,263)	983,357
Metals	(2,821,778)	2,265,693	(556,085)
Livestock	(310,550)	50,500	(260,050)
Energy	(625,057)	3,741,175	3,116,118

Total net trading gains (losses)	$(4,807,663)	$10,040,212	$5,232,549

5. Due from/to brokers
Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of March 31, 2010, there were no amounts due to brokers.
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
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus of the Fund dated November 24, 2009, as supplemented on December 3, 2009 (the “Prospectus”), included within the Registration Statement on Form S-1 (File No. 333-162132), Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to the Prospectus.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
8. Financial highlights
Financial highlights for the period January 1 through March 31 are as follows:

	2010		2009
	Series A	Series B	Series A	Series B
Total return before incentive fees*	5.2%	7.8%	(2.0)%	(2.4)%
Incentive fees*	0.0%	0.0%	0.0%	(0.5)%

Total return after incentive fees*	5.2%	7.8%	(2.0)%	(2.9)%

Ratios to average partners’ capital **
Operating expenses before incentive fees	9.6%	10.9%	7.6%	8.1%
Incentive fees	0.0%	0.0%	0.0%	1.8%

	2010		2009
	Series A	Series B	Series A	Series B
Total expenses	9.6%	10.9%	7.6%	9.9%

Net investment loss	(9.6)%	(10.9)%	(7.5)%	(7.9)%

Net asset value per unit, beginning of period	$1,354.49	$1,454.64	$1,932.30	$2,600.96

Net investment loss	(31.06)	(37.15)	(35.56)	(62.45)
Net gains (losses) on investments	101.72	149.94	(2.12)	(12.27)

Net asset value per unit, end of period	$1,425.15	$1,567.43	$1,894.62	$2,526.24

Other per Unit information:
Net increase (decrease) in net assets from o operations per Unit (based upon weighted average number of Units during period)	$75.16	$109.18	$(37.94)	$(79.11)

Net increase (decrease) in net assets from Operations per Unit (based upon change in net asset value per Unit)	$70.66	$112.79	$(37.68)	$(74.72)

*	Not annualized

**	Annualized, except for incentive fees
Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.
9. Financial instrument risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $5,078,942 and $230,110, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $180,950 and $174,506, respectively, at March 31, 2010.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $11,005,118 and $537,418, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $424,908 and $390,973, respectively, at March 31, 2010.
Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses.
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc. and Rosenthal Collins Group LLC.
Superfund Capital Management monitors and controls the Fund’s risk exposure on a daily basis through financial, credit, and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.
The majority of these futures and forwards mature within one year of March 31, 2010. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
11. Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended March 31, 2010, subscriptions totaling $2,798,144 in Series A and $1,242,034 in Series B have been accepted and redemptions over the same period totaled $1,922,973 in Series A and $2,961,653 in Series B.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010
Series A:
Net results for the quarter ended March 31, 2010, were a gain of 5.2% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $1,934,329. This increase consisted of interest income of $1,538, trading gains of $2,730,605, and total expenses of $797,814. Expenses included $155,707 in management fees, $84,166 in ongoing offering expenses, $12,625 in operating expenses, $336,663 in selling commissions, $205,942 in brokerage commissions, and $2,711 in other expenses. At March 31, 2010, and December 31, 2009, the net asset value per Unit of Series A was $1,425.15 and 1,354.49, respectively.
Series B:
Net results for the quarter ended March 31, 2010, were a gain of 7.8% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $3,902,583. This increase consisted of interest income of $1,514, trading gains of $5,232,548, and total expenses of $1,331,479. Expenses included $226,414 in management fees, $122,386 in ongoing offering expenses, $18,358 in operating expenses, $489,544 in selling commissions, $470,888 in brokerage commissions, and $3,889 in other expenses. At

March 31, 2010, and December 31, 2009, the net asset value per Unit of Series B was $1,567.43 and 1,454.64, respectively.
Fund results for 1st Quarter 2010:
In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX, and Poland’s WIG20, finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3% and in the U.S., the S&P 500 and Dow Jones Industrial Average finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced solid results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month.
In February, world bond markets experienced volatile action as sovereign debt contagion worries spread while economic data showed promising signs. The Fund’s net short position in U.S. 30-year Treasury bonds fell prey to small losses as futures rallied near month-end despite better than expected economic reports. In Europe, March bonds surged at month-end to finish moderately higher, producing overall gains for the Fund’s long positions. Overall, a mixture of long and short positions in the bonds sector produced a gain for the Fund for the month. Global short-term interest rate futures traded higher in February, continuing a strong-upward trend and providing the Fund with positive returns. In the U.S., three-month Eurodollar futures rallied to new highs after the Federal Reserve unexpectedly raised the discount rate but reaffirmed that the federal funds rate will remain at exceptionally low levels for an extended period. The Fund’s long positions in the interest rates sector resulted in a gain for the month. Fundamentals in the grain sector improved enough to offset the U.S. dollar rally. May soybeans, wheat and corn finished the month 3.9%, 6.3% and 5.7 higher, respectively. A mixture of long and short positions in the grains sector led to a loss for the Fund on the month. The Fund experienced solid returns in global energy markets in February as macroeconomic data continued to impress. Crude oil finished 8.5% higher, while the ample supply of natural gas proved too much to keep prices high for long. Natural gas finished 6.1% lower, benefiting the Fund’s short positions in this market. A mixture of long and short positions in the energy sector led to an overall loss for the Fund on the month. New York and London front-month sugar futures reversed sharply, finishing the month 19.2% and 9.8% lower, respectively, while May New York cocoa contracts lost 10.2% on the month. Chinese cotton production was estimated to have fallen 15% from the prior year, propelling May cotton to a gain of 16.7% on the month. A mixture of long and short positions in the agricultural sector led to a loss for the Fund on the month.
In January, global equities continued to trend higher but reversed sharply by month-end. In the U.S., the Dow Jones Industrial Average and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the United Kingdom’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the greenback following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17%, while lead and copper lost 17.1% and 9%, respectively, on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month.
For the first quarter of 2010, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currency sector.
Three Months Ended March 31, 2009
Series A:
Net results for the quarter ended March 31, 2009, were a loss of 2.0% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $715,503. This decrease consisted of interest income of $14,081, trading losses of $43,631, and total expenses of $685,953. The significant decrease of interest income was the result of changes in interest rates. Expenses included $168,739 in management fees, $91,210 in ongoing offering expenses, $13,682 in operating expenses, $364,842 in selling commissions, $43,462 in brokerage commissions, and $4,018 in other expenses. At March 31, 2009, the net asset value per Unit of Series A was $1,894.62.
Series B:
Net results for the quarter ended March 31, 2009, were a loss of 2.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $2,055,946. This decrease consisted of interest income of $26,879, trading losses of $440,442, and total expenses of $1,642,383. The significant decrease in interest income was the result of changes in interest rates. Expenses included $314,480 in management fees, $169,989 in ongoing offering expenses, $25,498 in operating expenses, $679,956 in selling commissions, $301,233 in incentive fees, $145,445 in brokerage commissions, and $5,782 in other expenses. At March 31, 2009, the net asset value per Unit of Series B was $2,526.24.
Fund results for 1st Quarter 2009:
In March, global stock indices finished the month with significant gains. On the basis of strong economic indicators, U.S. indices experienced gains of 7% to 10%, while Korea’s Kospi and the China-based H-Shares experienced gains of 14.2% and 13.7%, respectively. The Fund’s short stock indices positions resulted in losses for the month. Global short-term interest rate futures trended higher during March as the continuous actions of world central banks attempting to combat the recession and reverse deflation provided steady support. The Fund’s long interest rates positions produced gains. The Australian dollar gained 8.2% against the U.S. dollar, while the Brazilian real and New Zealand dollar gained 2.6% and 11.7%, respectively, based on strong relative economic performance bolstered by commodity market strength. The euro added 4.6% against the U.S. dollar and 6% against the Japanese yen, while the Norwegian krone rose 4.4% against the U.S. dollar. A relatively large loss resulted from the Fund’s short positions in these foreign currency markets. In March, Australian wheat production estimates grew by 1.4 million tons, while global 2008-09 total wheat production was projected to be a record 684.4 million tons. May corn moved 12.7% higher as rising crude oil and fertilizer prices resulted in the U.S. Department of Agriculture (“USDA”) shifting production from corn to soybeans. The Fund’s short positions in grain lead to a loss in the sector. May crude oil futures added to February’s late month rebound, rising 6.1%, supported by solid U.S. housing and durable goods orders and a weaker U.S. dollar. A surprisingly dramatic recovery in Chinese demand also provided underlying support. The Fund’s short energy sector positions resulted in losses for the month. Gold ETF holdings posted yet another record high, supporting the market at levels well above $900 per ounce as investors continued to seek protection from currency debasing moves by central bankers. In London, base metals, led by copper and zinc, up 19.7% and 21.4%, respectively, moved sharply higher amid widespread evidence that China is moving to counteract damage to its export-led economic growth by stockpiling industrial metals to use for vast infrastructure projects. These developments produced losses for the Fund’s short positions in the metals sector.
In February, equities continued their collapse as dark economic clouds hung over global markets. In Asia, major indices lost between 3% and 9%. The Nikkei Index fell nearly 4.7% amid a startling 84% drop in January machine orders (year over year). The Fund’s short positions in stock indices produced gains on the month. Front month U.S. 30-year bond futures finished slightly lower as the unexpected inflation readings and massive debt supply offset the short term inflation outlook. European bonds returned to recent highs as reports showed economic contraction of 1.5% in the 4th quarter, the most in 13 years. Japanese bonds also returned to recent highs as gross domestic product shrank at a 12.7% annualized rate in the fourth quarter. The Fund’s long positions in the bonds sector produced gains for the month. May soybean futures showed strength early in the month on concern that dry conditions in Argentina would result in significant production losses. Nonetheless, soybeans finished over 10.7% lower as the combination of timely rains and persistent U.S. dollar strength weighed on values. May corn futures finished 8% lower despite the dry weather in Argentina leading the USDA to lower world production estimates by 4.6 million tons. The Fund’s short positions in the grains sector resulted in gains for the month. U.S. crude inventories rose to 351.3 million barrels versus 299.8 million barrels in February 2009 despite several rounds of OPEC production cuts. Despite the negative news, April crude managed a late rally of over 20% to finish with a loss of 3.3% on the back of a bullish gasoline inventory report. April gasoline futures rallied over 20% from its lows to finish 1.3% higher as capacity utilization in the refining sector shrank to 81.4%. April natural gas finished 6.2% lower as supplies stood more than 12% above the five-year average. The Fund’s short positions in the energy sector resulted in overall gains for the month.
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
In addition to market risk, in entering into futures and forward contracts, there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.
OFF-BALANCE SHEET ARRANGEMENTS
The Fund does not engage in off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2010, and December 31, 2009.
CRITICAL ACCOUNTING POLICIES — VALUATION OF THE FUND’S POSITIONS
Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing U.S. Treasury Bills. Superfund Capital Management believes the cost of securities plus accreted discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency or swap contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2010-06
In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 and 2 categories, nor does it hold level 3 assets or liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.

ITEM 4T.	CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to the Fund.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

ITEM 1A.	RISK FACTORS
     Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
     The following tables summarize the redemptions by investors during the three months ended March 31, 2010:
Series A:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2010	224.218	1,227.43
February 28, 2010	489.146	1,245.67
March 31, 2010	728.798	1,425.15

	1,442.162

Series B:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2010	391.705	1,243.58
February 28, 2010	718.573	1,275.90
March 31, 2010	993.925	1,567.43

	2,104.203

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS
     The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	SUPERFUND GREEN, L.P. (formerly QUADRIGA SUPERFUND, L.P.) (Registrant)
	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Roman Gregorig
Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1