Form 10-Q
period 2010-06-30
SUPERFUND GREEN, L.P.
filed 2010-08-23
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐     No ☑

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. Series A and Superfund Green, L.P. Series B are included in Item 1:

Unaudited Financial Statements: Superfund Green, L.P.
Statements of Assets and Liabilities as of June 30, 2010 and December 31, 2009	3

Condensed Schedule of Investments as of June 30, 2010	4

Condensed Schedule of Investments as of December 31, 2009	5

Statements of Operations for the Three Months Ended June 30, 2010 and June 30, 2009 and the Six Months Ended June 30, 2010 and June 30, 2009	6

Statements of Changes in Net Assets for the Six Months Ended June 30, 2010 and June 30, 2009	7

Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009	8

Unaudited Financial Statements: Superfund Green, L.P. — Series A
Statements of Assets and Liabilities as of June 30, 2010 and December 31, 2009	9

Condensed Schedule of Investments as of June 30, 2010	10

Condensed Schedule of Investments as of December 31, 2009	11

Statements of Operations for the Three Months Ended June 30, 2010 and June 30, 2009 and the Six Months Ended June 30, 2010 and June 30, 2009	12

Statements of Changes in Net Assets for the Six Months Ended June 30, 2010 and June 30, 2009	13

Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009	14

Unaudited Financial Statements: Superfund Green, L.P. — Series B
Statements of Assets and Liabilities as of June 30, 2010 and December 31, 2009	15

Condensed Schedule of Investments as of June 30, 2010	16

Condensed Schedule of Investments as of December 31, 2009	17

Statements of Operations for the Three Months Ended June 30, 2010 and June 30, 2009 and the Six Months Ended June 30, 2010 and June 30, 2009	18

Statements of Changes in Net Assets for the Six Months Ended June 30, 2010 and June 30, 2009	19

Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009	20

Notes to Unaudited Financial Statements Dated June 30, 2010	21-44
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS

U.S. Government securities, at fair value (amortized cost of $36,346,335 and $42,403,057 as of June 30, 2010, and December 31, 2009, respectively)	$36,346,335	$42,403,057

Due from brokers	40,517,747	43,238,109

Unrealized appreciation on open forward contracts	224,147	696,512

Futures contracts purchased	3,879,238	1,573,761

Cash	170,585	642,058

Total assets	81,138,052	88,553,497

LIABILITIES

Unrealized depreciation on open forward contracts	323,379	1,552,248

Futures contracts sold	384,643	35,632

Redemptions payable	1,050,703	1,437,508

Management fees payable	124,144	134,250

Fees payable	249,692	258,016

Total liabilities	2,132,561	3,417,654

NET ASSETS	$79,005,491	$85,135,843

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 26, 2010 (amortized cost $36,346,335), securities are held in margin accounts as collateral for open futures and forwards	$36,355,000	46.0%	$36,346,335

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.3	224,147

Total unrealized appreciation on forward contracts		0.3	224,147

Unrealized depreciation on forward contracts
Currency		(0.4)	(323,379)

Total unrealized depreciation on forward contracts		(0.4)	(323,379)

Total forward contracts, at fair value		(0.1)	(99,232)

Futures Contracts Purchased
Currency		1.0	815,913
Energy		0.0 *	(15,265)
Financial		4.1	3,257,403
Food & Fiber		0.1	85,355
Indices		(0.9)	(724,273)
Livestock		(0.1)	(49,120)
Metals		0.6	509,225

Total futures contracts purchased		4.9	3,879,238

Futures Contracts Sold
Energy		0.0 *	(13,020)
Financial		(0.1)	(52,475)
Food & Fiber		(0.2)	(146,867)
Metals		(0.2)	(172,281)

Total futures contracts sold		(0.5)	(384,643)

Total futures contracts, at fair value		4.4	3,494,595

Futures and forward contracts by country composition
Australia		(0.1)%	$(46,097)
Canada		0.2	173,434
European Monetary Union		1.2	954,376
Great Britain		0.9	704,614
Japan		1.8	1,427,360
United States		1.3	1,016,126
Other		(1.1)	(834,450)

Total futures and forward contracts by country composition		4.3%	$3,395,363

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $42,403,057), securities are held in margin accounts as collateral for open futures and forwards
	$42,405,000	49.8%	$42,403,057

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	696,512

Total unrealized appreciation on forward contracts		0.8	696,512

Unrealized depreciation on forward contracts
Currency		(1.8)	(1,552,248)

Total unrealized depreciation on forward contracts		(1.8)	(1,552,248)

Total forward contracts, at fair value		(1.0)	(855,736)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.7)	(631,137)
Energy		0.5	464,616
Financial		(0.7)	(592,735)
Food & Fiber		1.4	1,206,762
Indices		2.6	2,178,831
Metals		(1.2)	(1,052,576)

Total futures contracts purchased		1.8	1,573,761

Futures contracts sold
Energy		(0.1)	(48,560)
Financial		0.3	256,733
Food & Fiber		(0.2)	(146,300)
Indices		0.0 *	(26,945)
Livestock		(0.1)	(70,560)

Total futures contracts sold		0.0 *	(35,632)

Total futures contracts, at fair value		1.8	1,538,129

Futures and forward contracts by country composition
European Monetary Union		(0.2)	(166,738)
Great Britain		0.2	186,129
Japan		0.5	406,969
United States		0.1	48,897
Other		0.2	207,136

Total futures and forward contracts by country composition		0.8%	$682,393

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Investment income
Interest income	$10,188	$30,801	$13,241	$71,760

Total income	10,188	30,801	13,241	71,760

Expenses
Selling commission	863,602	919,105	1,689,810	1,963,903
Brokerage commissions	677,330	732,478	1,354,160	921,386
Management fee	399,416	425,087	781,537	908,305
Ongoing offering expenses	215,901	229,776	422,452	490,976
Operating expenses	32,385	34,466	63,367	73,646
Incentive fee	—	—	—	301,233
Other	7,612	15,638	14,212	25,437

Total expenses	2,196,246	2,356,550	4,325,538	4,684,886

Net investment loss	(2,186,058)	(2,325,749)	(4,312,297)	(4,613,126)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	2,475,230	(31,055,483)	(4,236,134)	(27,800,434)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(11,961,548)	2,896,084	2,712,970	(843,037)

Net loss on investments	(9,486,318)	(28,159,399)	(1,523,164)	(28,643,471)

Net decrease in net assets from operations	$(11,672,376)	$(30,485,148)	$(5,835,461)	$(33,256,597)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2010	2009
Decrease in net assets from operations
Net investment loss	$(4,312,297)	$(4,613,126)
Net realized loss on futures and forward contracts	(4,236,134)	(27,800,434)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	2,712,970	(843,037)

Net decrease in net assets from operations	(5,835,461)	(33,256,597)

Capital share transactions
Issuance of Units	7,554,722	44,402,169
Redemption of Units	(7,849,613)	(21,168,596)

Net increase (decrease) in net assets from capital share transactions	(294,891)	23,233,573

Net decrease in net assets	(6,130,352)	(10,023,024)

Net assets, beginning of period	85,135,843	95,589,385

Net assets, end of period	$79,005,491	$85,566,361

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net decrease in net assets from operations	$(5,835,461)	$(33,256,597)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(70,837,606)	(133,563,236)
Sales and maturities of U.S. government securities	76,910,000	182,275,468
Amortization of discounts and premiums	(15,672)	63,362
Due from brokers	2,720,362	(39,701,839)
Due to affiliate	—	(300,000)
Unrealized appreciation on open forward contracts	472,365	(68,387)
Futures contracts purchased	(2,305,477)	(139,895)
Unrealized depreciation on open forward contracts	(1,228,869)	217,332
Futures contracts sold	349,011	833,987
Management fees payable	(10,106)	(22,384)
Fees payable	(8,324)	(78,281)

Net cash provided by (used in) operating activities	210,223	(23,740,470)

Cash flows from financing activities
Subscriptions	7,554,722	44,402,169
Redemptions, net of change in redemptions payable	(8,236,418)	(21,346,154)

Net cash provided by (used in) financing activities	(681,696)	23,056,015

Net decrease in cash	(471,473)	(684,455)

Cash, beginning of period	642,058	1,479,277

Cash, end of period	$170,585	$794,822

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS

U.S. Government securities, at fair value (amortized cost of $15,316,350 and $16,019,268 as of June 30, 2010, and December 31, 2009, respectively)	$15,316,350	$16,019,268

Due from brokers	17,525,942	17,161,443

Unrealized appreciation on open forward contracts	69,229	187,448

Futures contracts purchased	1,301,646	465,462

Cash	82,950	611,470

Total assets	34,296,117	34,445,091

LIABILITIES

Unrealized depreciation on open forward contracts	102,648	421,267

Futures contracts sold	110,828	10,673

Redemptions payable	370,684	550,221

Management fees payable	52,611	52,511

Fees payable	102,703	97,924

Total liabilities	739,474	1,132,596

NET ASSETS	$33,556,643	$33,312,495

Number of Units	26,007.027	24,594.117

Net asset value per Unit	$1,290.29	$1,354.49

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 26, 2010 (amortized cost $15,316,350), securities are held in margin accounts as collateral for open futures and forwards	$15,320,000	45.6%	$15,316,350

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.2	69,229

Total unrealized appreciation on forward contracts		0.2	69,229

Unrealized depreciation on forward contracts Currency		(0.3)	(102,648)

Total unrealized depreciation on forward contracts		(0.3)	(102,648)

Total forward contracts, at fair value		(0.1)	(33,419)

Futures Contracts Purchased
Currency		0.8	267,950
Energy		(0.0) *	(3,595)
Financial		3.1	1,056,338
Food & Fiber		0.1	31,478
Indices		(0.7)	(219,024)
Livestock		(0.0) *	(15,460)
Metals		0.5	183,959

Total futures contracts purchased		3.8	1,301,646

Futures Contracts Sold
Energy		(0.0) *	(3,330)
Financial		(0.1)	(16,997)
Food & Fiber		(0.1)	(47,750)
Metals		(0.1)	(42,751)

Total futures contracts sold		(0.3)	(110,828)

Total futures contracts, at fair value		3.5%	$1,190,818

Futures and forward contracts by country composition
Australia		(0.1)%	$(17,448)
Canada		0.2	58,546
European Monetary Union		0.9	319,968
Great Britain		0.7	230,873
Japan		1.4	465,538
United States		1.1	365,920
Other		(0.8)	(265,998)

Total futures and forward contracts by country composition		3.4%	$1,157,399

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $16,019,268), securities are held in margin accounts as collateral for open futures and forwards	$16,020,000	48.1%	$16,019,268

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	187,448

Total unrealized appreciation on forward contracts		0.6	187,448

Unrealized depreciation on forward contracts
Currency		(1.3)	(421,267)

Total unrealized depreciation on forward contracts		(1.3)	(421,267)

Total forward contracts, at fair value		(0.7)	(233,819)

Futures Contracts Purchased
Currency		(0.5)	(176,595)
Energy		0.4	132,156
Financial		(0.4)	(149,774)
Food & Fiber		1.0	337,999
Indices		1.8	605,471
Metals		(0.9)	(283,795)

Total futures contracts purchased		1.4	465,462

Futures Contracts Sold
Energy		(0.0) *	(12,010)
Financial		0.2	72,347
Food & Fiber		(0.1)	(43,025)
Indices		(0.0) *	(7,925)
Livestock		(0.1)	(20,060)

Total futures contracts sold		(0.0) *	(10,673)

Total futures contracts, at fair value		1.4	454,789

Futures and forward contracts by country composition
European Monetary Union		(0.1)	(51,393)
Great Britain		0.2	61,549
Japan		0.3	108,985
United States		0.1	30,577
Other		0.2	71,252

Total futures and forward contracts by country composition		0.7%	$220,970

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Investment income
Interest income	$4,568	$10,036	$6,107	$24,116

Total income	4,568	10,036	6,107	24,116

Expenses
Selling commissions	357,235	339,385	693,898	704,227
Brokerage commissions	207,661	191,989	413,603	235,451
Management fees	165,221	156,966	320,928	325,705
Ongoing offering expenses	89,309	84,846	173,474	176,057
Operating expenses	13,396	12,727	26,021	26,408
Other	3,815	5,409	6,526	9,426

Total expenses	836,637	791,322	1,634,450	1,477,274

Net investment loss	(832,069)	(781,286)	(1,628,343)	(1,453,158)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	972,793	(7,811,988)	(930,908)	(6,994,092)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(3,697,877)	669,495	936,429	(192,032)

Net gain (loss) on investments	(2,725,084)	(7,142,493)	5,521	(7,186,124)

Net decrease in net assets from operations	$(3,557,153)	$(7,923,779)	$(1,622,822)	$(8,639,282)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(136.00)	$(376.67)	$(62.54)	$(432.91)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(134.86)	$(380.23)	$(64.20)	$(417.91)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series A for the Three Months Ended June 30, 2010, and June 30, 2009: 26,156.23 and 21,036.57, respectively; and for the Six Months Ended June 30, 2010, and June 30, 2009: 25,947.12 and 19,956.13, respectively.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2010	2009
Increase (decrease) in net assets from operations
Net investment loss	$(1,628,343)	$(1,453,158)
Net realized loss on futures and forward contracts	(930,908)	(6,994,092)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	936,429	(192,032)

Net decrease in net assets from operations	(1,622,822)	(8,639,282)

Capital share transactions
Issuance of Units	5,023,817	13,773,932
Redemption of Units	(3,156,847)	(9,150,914)

Net increase in net assets from capital share transactions	1,866,970	4,623,018

Net increase (decrease) in net assets	244,148	(4,016,264)

Net assets, beginning of period	33,312,495	34,972,334

Net assets, end of period	$33,556,643	$30,956,070

Units, beginning of period	24,594.117	18,098.830
Issuance of Units	3,766.661	7,600.926
Redemption of Units	(2,353.751)	(5,258.528)

Units, end of period	26,007.027	20,441.228

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net decrease in net assets from operations	$(1,622,822)	$(8,639,282)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(29,480,657)	(48,693,051)
Sales and maturities of U.S. government securities	30,190,000	66,399,409
Amortization of discounts and premiums	(6,425)	22,115
Due from brokers	(364,499)	(14,928,760)
Due to affiliate	—	(300,000)
Unrealized appreciation on open forward contracts	118,219	(20,576)
Futures contracts purchased	(836,184)	(49,895)
Unrealized depreciation on open forward contracts	(318,619)	69,730
Futures contracts sold	100,155	192,773
Management fees payable	100	(16,010)
Fees payable	4,779	(13,551)

Net cash used in operating activities	(2,215,953)	(5,977,098)

Cash flows from financing activities
Subscriptions	5,023,817	13,773,932
Redemptions, net of change in redemptions payable	(3,336,384)	(8,211,094)

Net cash provided by financing activities	1,687,433	5,562,838

Net decrease in cash	(528,520)	(414,260)

Cash, beginning of period	611,470	810,576

Cash, end of period	$82,950	$396,316

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS

U.S. Government securities, at fair value (amortized cost of $21,029,985 and $26,383,789 as of June 30, 2010, and December 31, 2009, respectively)	$21,029,985	$26,383,789

Due from brokers	22,991,805	26,076,666

Unrealized appreciation on open forward contracts	154,918	509,064

Futures contracts purchased	2,577,592	1,108,299

Cash	87,635	30,588

Total assets	46,841,935	54,108,406

LIABILITIES

Unrealized depreciation on open forward contracts	220,731	1,130,981

Futures contracts sold	273,815	24,959

Redemptions payable	680,019	887,287

Management fees payable	71,533	81,739

Fees payable	146,989	160,092

Total liabilities	1,393,087	2,285,058

NET ASSETS	$45,448,848	$51,823,348

Number of Units	34,078.542	35,626.349

Net asset value per Unit	$1,333.65	$1,454.64

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 26, 2010 (amortized cost $21,029,985), securities are held in margin accounts as collateral for open futures and forwards	$21,035,000	46.3%	$21,029,985

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.3	154,918

Total unrealized appreciation on forward contracts		0.3	154,918

Unrealized depreciation on forward contracts
Currency		(0.4)	(220,731)

Total unrealized depreciation on forward contracts		(0.4)	(220,731)

Total forward contracts, at fair value		(0.1)	(65,813)

Futures Contracts Purchased
Currency		1.2	547,963
Energy		(0.0) *	(11,670)
Financial		4.8	2,201,065
Food & Fiber		0.1	53,877
Indices		(1.1)	(505,249)
Livestock		(0.1)	(33,660)
Metals		0.7	325,266

Total futures contracts purchased		5.6	2,577,592

Futures Contracts Sold
Energy		(0.0) *	(9,690)
Financial		(0.1)	(35,478)
Food & Fiber		(0.2)	(99,117)
Metals		(0.3)	(129,530)

Total futures contracts sold		(0.6)	(273,815)

Total futures contracts, at fair value		5.0	2,303,777

Futures and forward contracts by country composition
Australia		(0.1)%	$(28,649)
Canada		0.3	114,888
European Monetary Union		1.4	634,408
Great Britain		1.0	473,741
Japan		2.1	961,822
United States		1.4	650,206
Other		(1.2)	(568,452)

Total futures and forward contracts by country composition		4.9%	$2,237,964

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $26,383,789), securities are held in margin accounts as collateral for open futures and forwards	$26,385,000	50.9%	$26,383,789

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.0	509,064

Total unrealized appreciation on forward contracts		1.0	509,064

Unrealized depreciation on forward contracts
Currency		(2.2)	(1,130,981)

Total unrealized depreciation on forward contracts		(2.2)	(1,130,981)

Total forward contracts, at fair value		(1.2)	(621,917)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.9)	(454,542)
Energy		0.6	332,460
Financial		(0.8)	(442,961)
Food & Fiber		1.7	868,763
Indices		3.0	1,573,360
Metals		(1.5)	(768,781)

Total futures contracts purchased		2.1	1,108,299

Futures contracts sold
Energy		(0.1)	(36,550)
Financial		0.4	184,386
Food & Fiber		(0.2)	(103,275)
Livestock		(0.1)	(50,500)
Indices		(0.0) *	(19,020)

Total futures contracts sold		(0.0) *	(24,959)

Total futures contracts, at fair value		2.1	1,083,340

Futures and forward contracts by country composition
European Monetary Union		(0.2)	(115,345)
Great Britain		0.2	124,580
Japan		0.6	297,984
United States		0.0 *	18,320
Other		0.3	135,884

Total futures and forward contracts by country composition		0.9%	$461,423

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Investment income
Interest income	$5,620	$20,765	$7,134	$47,644

Total income	5,620	20,765	7,134	47,644

Expenses
Selling commission	506,367	579,720	995,912	1,259,676
Brokerage commissions	469,669	540,489	940,557	685,935
Management fee	234,195	268,121	460,609	582,600
Ongoing offering expenses	126,592	144,930	248,978	314,919
Operating expenses	18,989	21,739	37,346	47,238
Incentive fee	—	—	—	301,233
Other	3,797	10,229	7,686	16,011

Total expenses	1,359,609	1,565,228	2,691,088	3,207,612

Net investment loss	(1,353,989)	(1,544,463)	(2,683,954)	(3,159,968)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	1,502,437	(23,243,495)	(3,305,226)	(20,806,342)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(8,263,671)	2,226,589	1,776,541	(651,005)

Net loss on investments	(6,761,234)	(21,016,906)	(1,528,685)	(21,457,347)

Net decrease in net assets from operations	$(8,115,223)	$(22,561,369)	$(4,212,639)	$(24,617,315)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(233.74)	$(755.98)	$(119.59)	$(881.28)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(233.78)	$(772.53)	$(120.99)	$(847.25)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series B for the Three Months Ended June 30, 2010, and June 30, 2009: 34,719.56 and 29,843.97, respectively; and for the Six Months Ended June 30, 2010, and June 30, 2009: 35,226.16 and 27,933.54, respectively

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2010	2009
Increase (decrease) in net assets from operations

Net investment loss	$(2,683,954)	$(3,159,968)
Net realized loss on futures and forward contracts	(3,305,226)	(20,806,342)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,776,541	(651,005)

Net decrease in net assets from operations	(4,212,639)	(24,617,315)

Capital share transactions
Issuance of Units	2,530,905	30,628,237
Redemption of Units	(4,692,766)	(12,017,682)

Net increase (decrease) in net assets from capital share transactions	(2,161,861)	18,610,555

Net decrease in net assets	(6,374,500)	(6,006,760)
Net assets, beginning of period	51,823,348	60,617,051

Net assets, end of period	$45,448,848	$54,610,291

Units, beginning of period	35,626.349	23,305.633
Issuance of Units	1,759.868	12,941.955
Redemption of Units	(3,307.675)	(5,107.764)

Units, end of period	34,078.542	31,139.824

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net decrease in net assets from operations	$(4,212,639)	$(24,617,315)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(41,356,949)	(84,870,185)
Sales and maturities of U.S. government securities	46,720,000	115,876,059
Amortization of discounts and premiums	(9,247)	41,247
Due from brokers	3,084,861	(24,773,079)
Unrealized appreciation on open forward contracts	354,146	(47,811)
Futures contracts purchased	(1,469,293)	(90,000)
Unrealized depreciation on open forward contracts	(910,250)	147,602
Futures contracts sold	248,856	641,214
Management fees payable	(10,206)	(6,374)
Fees payable	(13,103)	(64,730)

Net cash provided by (used in) operating activities	2,426,176	(17,763,372)

Cash flows from financing activities
Subscriptions	2,530,905	30,628,237
Redemptions, net of change in redemptions payable	(4,900,034)	(13,135,060)

Net cash provided by (used in) financing activities	(2,369,129)	17,493,177

Net increase (decrease) in cash	57,047	(270,195)

Cash, beginning of period	30,588	668,701

Cash, end of period	$87,635	$398,506

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010
SUPERFUND GREEN, L.P.
1. Nature of operations
Organization and Business
Superfund Green, L.P. (the “Fund”), a Delaware limited partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (“U.S.”) and international commodity futures markets using a fully-automated computerized trading system. The Fund has issued two classes of units (“Units”), Series A and Series B (each, a “Series”). The two Series will be traded and managed the same way except for the degree of leverage.
The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the Fund’s general partner, Superfund Capital Management, Inc. (“Superfund Capital Management”) or by operation of law or a decline in the aggregate net assets of such Series to less than $500,000.
2. Basis of presentation and significant accounting policies
Basis of Presentation
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the U.S. with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009.
Effective with the filing of this Form 10-Q, unaudited financial statements are presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually, in accordance with the rules and regulations of the SEC.
Valuation of Investments in Futures Contracts, Forward Contracts, and U.S. Treasury Bills
All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on a trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the period, which represents fair value for those commodity interests for which market quotes are readily available.
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
Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740, Income Taxes, to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2007 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Superfund Capital Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results may differ from the estimates.
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
3. Fair Value Measurements
The Fund follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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
Certain OTC derivatives traded in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended June 30, 2010, the Fund held no derivative contracts valued using Level 3 inputs.
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2010, and December 31, 2009:
Superfund Green, L.P.

	Balance
	June 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$36,346,335	$—	$36,346,335	$—
Unrealized appreciation on open forward contracts	224,147	—	224,147	—
Futures contracts purchased	3,879,238	3,879,238	—	—

Total Assets Measured at Fair Value	$40,449,720	$3,879,238	$36,570,482	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$323,379	$—	$323,379	$—
Futures contract sold	384,643	384,643	—	—

Total Liabilities Measured at Fair Value	$708,022	$384,643	$323,379	$—

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$42,403,057	$—	$42,403,057	$—
Unrealized appreciation on open forward contracts	696,512	—	696,512	—
Futures contracts purchased	1,573,761	1,573,761	—	—

Total Assets Measured at Fair Value	$44,673,330	$1,573,761	$43,099,569	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$1,552,248	$—	$1,552,248	$—
Futures contracts sold	35,632	35,632	—	—

Total Liabilities Measured at Fair Value	$1,587,880	$35,632	$1,552,248	$—

Series A.

	Balance
	June 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$15,316,350	$—	$15,316,350	$—
Unrealized appreciation on open forward contracts	69,229	—	69,229	—
Futures contracts purchased	1,301,646	1,301,646	—	—

Total Assets Measured at Fair Value	$16,687,225	$1,301,646	$15,385,579	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$102,648	$—	$102,648	$—
Futures contract sold	110,828	110,828	—	—

Total Liabilities Measured at Fair Value	$213,476	$110,828	$102,648	$—

Series B.

	Balance
	June 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$21,029,985	$—	$21,029,985	$—
Unrealized appreciation on open forward contracts	154,918	—	154,918	—
Futures contracts purchased	2,577,592	2,577,592	—	—

Total Assets Measured at Fair Value	$23,762,495	$2,577,592	$21,184,903	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$220,731	$—	$220,731	$—
Futures contracts sold	273,815	273,815	—	—

Total Liabilities Measured at Fair Value	$494,546	$273,815	$220,731	$—

Series A.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$16,019,268	$—	$16,019,268	$—
Unrealized appreciation on open forward contracts	187,448	—	187,448	—
Futures contracts purchased	465,462	465,462	—	—

Total Assets Measured at Fair Value	$16,672,178	$465,462	$16,206,716	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$421,267	$—	$421,267	$—
Futures contracts sold	10,673	10,673	—	—

Total Liabilities Measured at Fair Value	$431,940	$10,673	$421,267	$—

Series B.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$26,383,789	$—	$26,383,789	$—
Unrealized appreciation on open forward contracts	509,064	—	509,064	—
Futures contracts purchased	1,108,299	1,108,299	—	—

Total Assets Measured at Fair Value	$28,001,152	$1,108,299	$26,892,853	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$1,130,981	$—	$1,130,981	$—
Futures contracts sold	24,959	24,959	—	—

Total Liabilities Measured at Fair Value	$1,155,940	$24,959	$1,130,981	$—

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
Derivative instruments held by the Fund do not qualify as derivative instruments held as hedging instruments, as defined in ASC 815. Instead, the Fund includes derivative instruments in its trading activity. Per the requirements of ASC 815, the Fund discloses the gains and losses on its trading activities for both derivative and nonderivative instruments in the Statement of Operations.
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
Superfund Green, L.P.:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2010, is as follows:

	Statement of Assets and and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	June 30, 2010	at June 30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$224,147	$—	$224,147

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(323,379)	(323,379)

Futures contracts	Futures contracts purchased	3,879,238	—	3,879,238

Futures contracts	Futures contracts sold	—	(384,643)	(384,643)

Totals		$4,103,385	$(708,022)	$3,395,363

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain(Loss) on	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized in
815	Income	Income	in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(1,796,902)	$(139,611)

Futures contracts	Net realized gain (loss) on futures and forward contracts	4,272,132	(11,821,937)

Total		$2,475,230	$(11,961,548)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain(Loss) on	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized in
815	Income	Income	in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(3,718,933)	$756,504

Futures contracts	Net realized gain on futures and forward contracts	(517,201)	1,956,466

Total		$(4,236,134)	$2,712,970

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain(Loss) on	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized in
815	Income	Income	in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(5,844,157)	$(704,912)

Futures contracts	Net realized gain (loss) on futures and forward contracts	(29,998,081)	(1,692,797)

Total		$(35,842,238)	$(2,397,709)

	As of June 30, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$177,463	0.2		$(313,210)	(0.4)	$46,684	0.1		$(10,169)	(0.0) *	$(99,232)
Currency	1,022,013	1.3		(206,100)	(0.3)	—	—		—	—	815,913
Financial	3,257,403	4.1		—	—	—	—		(52,475)	(0.1)	3,204,928
Food & Fiber	115,838	0.1		(30,483)	(0.0) *	36,074	0.0	*	(182,941)	(0.2)	(61,512)
Indices	79	0.0	*	(724,352)	(0.9)	—	—		—	—	(724,273)
Metals	882,272	1.1		(373,047)	(0.5)	—	—		(172,281)	(0.2)	336,944
Energy	—	—		(15,265)	(0.0) *	—	—		(13,020)	(0.0) *	(28,285)
Livestock	—	—		(49,120)	(0.1)	—	—		—	—	(49,120)

Totals	$5,455,068	6.9		$(1,711,577)	(2.2)	$82,758	0.1		$(430,886)	(0.5)	$3,395,363

*     Due to rounding
Superfund Green, L.P. average monthly contract volume by market sector as of quarter ended June 30, 2010:

	Average Number of	Average Number of	Average Value of Long	Average Value of
	Long Contracts	Short Contracts	Positions	Short Positions
Foreign Exchange	131	165	$2,207,343	$2,597,392

		Average
	Average Number of	Number of Short
	Long Contracts	Contracts
Currency	2,553	—
Financial	5,684	1,315
Food & Fiber	719	1,468
Indices	2,667	16
Metals	915	260
Energy	331	260
Livestock	696	586

Total	13,696	4,070

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$(1,796,902)	$(139,611)	$(1,936,513)
Currency	(1,905,799)	(258,979)	(2,164,778)
Financial	8,000,870	(372,255)	7,628,615
Food & Fiber	(243,241)	(1,124,193)	(1,367,434)
Indices	(2,347,515)	(2,298,894)	(4,646,409)
Metals	2,962,908	(1,792,290)	1,170,618
Livestock	(68,440)	(49,120)	(117,560)
Energy	(2,126,651)	(5,926,206)	(8,052,857)

Total net trading gains (losses)	$2,475,230	$(11,961,548)	$(9,486,318)

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(3,718,933)	$756,504	$(2,962,429)
Currency	(4,268,268)	1,447,050	(2,821,218)
Financial	9,198,856	3,540,930	12,739,786
Food & Fiber	(746,706)	(1,121,974)	(1,868,680)
Indices	(237,999)	(2,876,159)	(3,114,158)
Metals	(1,015,697)	1,389,520	373,823
Livestock	(513,670)	21,440	(492,230)
Energy	(2,933,717)	(444,341)	(3,378,058)

Total net trading gains (losses)	$(4,236,134)	$2,712,970	$(1,523,164)

Series A:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2010, is as follows:

			Liability
	Statement of Assets	Asset Derivatives	Derivatives at June
Type of Instrument	and Liabilities Location	at June 30, 2010	30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$69,229	$—	$69,229

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(102,648)	(102,648)

Futures contracts	Futures contracts purchased	1,301,646	—	1,301,646

Futures contracts	Futures contracts sold	—	(110,828)	(110,828)

Totals		$1,370,875	$(213,476)	$1,157,399

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

			Change in
			Unrealized
		Realized Gain	Appreciation
Derivatives not		(Loss) on	(Depreciation) on
Designated as	Location of Gain (Loss) on	Derivatives	Derivatives
Hedging Instruments	Derivatives Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(517,351)	$(39,863)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,490,144	(3,658,014)

Total		$972,793	$(3,697,877)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

			Change in
			Unrealized
	Location of Gain	Realized Gain	Appreciation
Derivatives not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(1,033,878)	$200,400

Futures contracts	Net realized gain on futures and forward contracts	102,970	736,029

Total		$(930,908)	$936,429

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009:

			Change in
			Unrealized
	Location of Gain	Realized Gain	Appreciation
Derivatives not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(1,475,144)	$(201,621)

Futures contracts	Net realized gain (loss) on futures and forward contracts	(7,292,990)	(390,070)

Total		$(8,768,134)	$(591,691)

	As of June 30, 2010
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$54,295	0.2	$(99,491)	(0.3)	$14,934	0.0	*	$(3,157)	(0.0) *	$(33,419)
Currency	336,050	1.0	(68,100)	(0.2)	—	—		—	—	267,950
Financial	1,056,338	3.1	—	—	—	—		(16,997)	(0.1)	1,039,341
Food & Fiber	39,879	0.2	(8,401)	(0.0) *	11,762	0.0	*	(59,512)	(0.2)	(16,272)
Indices	—	—	(219,024)	(0.7)	—	—		—	—	(219,024)
Metals	289,410	0.8	(105,451)	(0.3)	—	—		(42,751)	(0.1)	141,208
Energy	—	—	(3,595)	(0.0) *	—	—		(3,330)	(0.0) *	(6,925)
Livestock	—	—	(15,460)	(0.0) *	—	—		—	—	(15,460)

Totals	$1,775,972	5.3	$(519,522)	(1.5)	$26,696	0.0	*	$(125,747)	(0.4)	$1,157,399

*	Due to rounding
Series A average monthly contract volume by market sector as of quarter ended June 30, 2010:

	Average Number of	Average Number of	Average Value of Long	Average Value of
	Long Contracts	Short Contracts	Positions	Short Positions
Foreign Exchange	62	81	$654,436	$763,056

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	793	—
Financial	1,750	400
Food & Fiber	217	454
Indices	826	4
Metals	275	77
Energy	294	260
Livestock	17	—

Totals	4,234	1,276

Series A trading results by market sector:

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$(517,351)	$(39,863)	$(557,214)
Currency	(570,828)	(78,811)	(649,639)
Financial	2,522,461	(130,607)	2,391,854
Food & Fiber	(66,381)	(357,693)	(424,074)
Indices	(687,977)	(716,568)	(1,404,545)
Metals	912,058	(491,113)	420,945
Livestock	(21,320)	(15,460)	(36,780)
Energy	(597,869)	(1,867,762)	(2,465,631)

Total net trading gains (losses)	$972,793	$(3,697,877)	$(2,725,084)

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(1,033,878)	$200,400	$(833,478)
Currency	(1,278,888)	444,545	(834,343)
Financial	2,884,357	1,116,768	4,001,125
Food & Fiber	(282,771)	(311,246)	(594,017)
Indices	(39,081)	(816,570)	(855,651)
Metals	(244,769)	425,003	180,234
Livestock	(156,000)	4,600	(151,400)
Energy	(779,878)	(127,071)	(906,949)

Total net trading gains (losses)	$(930,908)	$936,429	$5,521

Series B:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2010, is as follows:

			Liability
		Asset Derivatives	Derivatives at June
Type of Instrument	Statement of Assets and Liabilities Location	at June 30, 2010	30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$154,918	$—	$154,918

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(220,731)	(220,731)

Futures contracts	Futures contracts purchased	2,577,592	—	2,577,592

Futures contracts	Futures contracts sold	—	(273,815)	(273,815)

Totals		$2,732,510	$(494,546)	$2,237,964

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

			Change in
			Unrealized
		Realized Gain	Appreciation
Derivatives Not		(Loss) on	(Depreciation) on
Accounted for as		Derivatives	Derivatives
Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(1,279,551)	$(99,748)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,781,988	(8,163,923)

Total		$1,502,437	$(8,263,671)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

			Change in
			Unrealized
		Realized Gain	Appreciation
		(Loss) on	(Depreciation) on
Derivatives Not Accounted	Location of Gain (Loss) on	Derivatives	Derivatives
for as Hedging	Derivatives Recognized in	Recognized in	Recognized in
Instruments under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(2,685,055)	$556,104

Futures contracts	Net realized gain (loss) on futures and forward contracts	(620,171)	1,220,437

Total		$(3,305,226)	$1,776,541

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009:

			Change in
			Unrealized
		Realized Gain	Appreciation
		(Loss) on	(Depreciation) on
Derivatives Not Accounted	Location of Gain (Loss) on	Derivatives	Derivatives
for as Hedging	Derivatives Recognized in	Recognized in	Recognized in
Instruments under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(4,369,013)	$(503,291)

Futures contracts	Net realized gain (loss) on futures and forward contracts	(22,705,091)	(1,302,727)

Total		$(27,074,104)	$(1,806,018)

	As of June 30, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of		% of	Net Unrealized
		Net			Net		Net		Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets	Losses	Assets	Open Positions
Foreign Exchange	$123,168	0.3		$(213,719)	(0.5)	$31,750	0.1	$(7,012)	(0.0) *	$(65,813)
Currency	685,963	1.5		(138,000)	(0.3)	—	—	—	—	547,963
Financial	2,201,065	4.8		—	—	—	—	(35,478)	(0.1)	2,165,587
Food & Fiber	75,959	0.2		(22,082)	(0.1)	24,312	0.1	(123,429)	(0.3)	(45,240)
Indices	79	0.0	*	(505,328)	(1.1)	—	—	—	—	(505,249)
Metals	592,862	1.3		(267,596)	(0.6)	—	—	(129,530)	(0.3)	195,736
Energy	—	—		(11,670)	(0.0) *	—	—	(9,690)	(0.0) *	(21,360)
Livestock	—	—		(33,660)	(0.1)	—	—	—	—	(33,660)

Totals	$3,679,096	8.1		$(1,192,055)	(2.7)	$56,062	0.2	$(305,139)	(0.7)	$2,237,964

*	Due to rounding

Series B average monthly contract volume by market sector for quarter ended June 30, 2010:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	69	84	$1,552,907	$1,834,336

	Average Number of	Average Number of
	Long Contracts	Short Contracts
Currency	1,760	—
Financial	3,934	915
Food & Fiber	502	1,014
Indices	1,841	12
Metals	640	183
Livestock	37	—
Energy	679	586

Totals	9,462	2,794

The Fund’s trading results by market sector

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(1,279,551)	$(99,748)	$(1,379,299)
Currency	(1,334,971)	(180,168)	(1,515,139)
Financial	5,478,409	(241,648)	5,236,761
Food & Fiber	(176,860)	(766,500)	(943,360)
Indices	(1,659,538)	(1,582,326)	(3,241,864)
Metals	2,050,850	(1,301,177)	749,673
Livestock	(47,120)	(33,660)	(80,780)
Energy	(1,528,782)	(4,058,444)	(5,587,226)

Total net trading gains (losses)	$1,502,437	$(8,263,671)	$(6,761,234)

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(2,685,055)	$556,104	$(2,128,951)
Currency	(2,989,380)	1,002,505	(1,986,875)
Financial	6,314,499	2,424,162	8,738,661
Food & Fiber	(463,935)	(810,728)	(1,274,663)
Indices	(198,918)	(2,059,589)	(2,258,507)
Metals	(770,928)	964,517	193,589
Livestock	(357,670)	16,840	(340,830)
Energy	(2,153,839)	(317,270)	(2,471,109)

Total net trading gains (losses)	$(3,305,226)	$1,776,541	$(1,528,685)

5. Due from/to brokers
Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of June 30, 2010, there were no amounts due to brokers.
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
Subscriptions received in advance, if any, represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.
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
8. Financial highlights
Financial highlights for the period January 1 through June 30 are as follows:

	2010		2009
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(4.7)%	(8.3)%	(21.6)%	(32.2)%
Incentive fees*	0.0%	0.0%	0.0%	(0.4)%

Total return after incentive fees*	(4.7)%	(8.3)%	(21.6)%	(32.6)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	9.6%	10.9%	8.4%	9.3%
Incentive fees	0.0%	0.0%	0.0%	1.0%

Total expenses	9.6%	10.9%	8.4%	10.3%

Net investment	(9.5)%	(10.8)%	(8.3)%	(9.1)%

Net asset value per unit, beginning of period	$1,354.49	$1,454.64	$1,932.30	$2,600.96
Net investment loss	(62.98)	(75.96)	(73.35)	(114.58)
Net loss on investments	(1.22)	(45.03)	(344.56)	(732.67)

Net asset value per unit, end of period	$1,290.29	$1,333.65	$1,514.39	$1,753.71

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period)	$(62.54)	$(119.59)	$(432.91)	$(881.28)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(64.20)	$(120.99)	$(417.91)	$(847.25)

Financial highlights for the period April 1 through June 30 are as follows:

	2010		2009
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(9.5)%	(14.9)%	(20.1)%	(30.6)%
Incentive fees*	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(9.5)%	(14.9)%	(20.1)%	(30.6)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	9.4%	10.6%	9.3%	10.4%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	9.4%	10.6%	9.3%	10.4%

Net investment	(9.3)%	(10.6)%	(9.1)%	(10.3)%

Net asset value per unit, beginning of period	$1,425.15	$1,567.43	$1,894.62	$2,526.24
Net investment loss	(31.88)	(38.98)	(38.07)	(53.09)
Net loss on investments	(102.98)	(194.80)	(342.16)	(719.44)

Net asset value per unit, end of period	$1,290.29	$1,333.65	$1,514.39	$1,753.71

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period)	$(136.00)	$(233.74)	$(376.67)	$(755.98)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(134.86)	$(233.78)	$(380.23)	$(772.53)

*	Not annualized

**	Annualized, except for incentive fees
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
For the Fund, gross unrealized gains and losses related to exchange-traded futures were $5,313,679 and $1,819,084, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $224,147 and $323,379, respectively, at June 30, 2010.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $1,733,439 and $542,621, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $69,229 and $102,648, respectively, at June 30, 2010.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $3,580,240 and $1,276,463, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $154,918 and $220,731, respectively, at June 30, 2010.

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
The majority of these futures and forwards mature within one year of June 30, 2010. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. The Prospectus provides “if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.”
11. Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2010, the Fund has accepted subscriptions totaling $3,514,544, and redemptions over the same period totaled $2,964,987. For the quarter ended June 30, 2010, subscriptions totaling $2,225,673 in Series A and $1,288,871 in Series B have been accepted and redemptions over the same period totaled $1,233,874 in Series A and $1,731,113 in Series B.
LIQUIDITY
Most U.S. commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Fund’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.
Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a U.S. person.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010
Fund results for 2nd Quarter 2010:
In June, the Fund’s allocations to global equity indices underperformed as volatile action resulted in losses. Extremely poor housing and retail sales figures spurred profit-taking, leaving front-month Dow Jones Industrial Average (the “Dow”) futures down 3.5% on the month. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector for the month. Stronger results were obtained in the global bond markets as weaker than expected fundamental and inflation data complemented intensifying euro area sovereign debt risk, thus prompting widespread buying of bonds. September 30-year U.S. Treasury bonds surged after U.S. employment increased less than previously forecast with private payrolls accounting for only 10.0% of the jobs added. A mixture of long and short positions led the Fund to an overall gain in the bond sector for the month. Allocations to the energy sector underperformed amid significant losses in natural gas futures following an 18% rally through mid-month. Mild weather moved in toward the end of the month, sending values sharply lower and leaving the August contract with only a modest gain of 4.7%. A mixture of long and short positions led the Fund to an overall loss in the energy sector for the month.
In May, the Fund’s allocation to global equities lost ground as weakness in the global financial system from April carried over into the month. Germany’s Dax, England’s FTSE, and the Dow finished the month down 2.1%, 5.2%, and 7.6%, respectively. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector on the month. The Fund’s long positions in the global bond futures markets provided positive returns as the sovereign debt crisis in the euro area intensified, prompting the purchase of safe-haven government securities. Front-month U.S. 30-year Treasury bonds posted 18-month highs on speculation that the debt contagion could hamper the fragile global economic rebound. The Fund’s long positions in the bond sector led to an overall gain on the month. Fallout from a lack of European consensus in dealing with the sovereign debt crisis triggered soaring borrowing costs that closely resembled the levels seen following the 2008 collapse of Lehman Brothers. The euro and Swiss franc fell 7.3% and 6.8%, respectively, while the regional currencies of Hungary, Poland, and Denmark also declined 11.0%, 12.7%, and 7.8%, respectively. The Fund experienced an overall loss on the month from its mixture of long and short currency sector positions. July crude oil traded as low as $67.24 per barrel on May 25th before a late-month rally based on strong consumer confidence and durable goods orders led to a close of $73.98, which still represented a 16.2% loss for the month. Gasoline and heating oil followed crude oil lower as front-month contracts finished the month down 15.4% and 14.1%, respectively. A mixture of long and short positions led the Fund to a relatively large loss in the energies sector for the month.
In April, markets around the globe finished with mixed results. Stocks came under acute pressure in Europe as concerns continued over the financial condition of several European Union members. Japan’s Nikkei and Australia’s SPI finished with modest losses, down 0.4% and 1.2%, respectively, while gains were seen in Taiwan and Singapore, finishing 1.1% and 3.1% higher, respectively, as those economies benefited from rebounding export demand. In the U.S., the NASDAQ and the Dow finished the month 2.1% and 1.5% higher, respectively. A mixture of long and short positions led the Fund to an overall gain on the month in the stock indices sector. Early month news that the U.S. economy added 162,000 jobs combined with excellent growth in the U.S. services industry propelled crude oil futures to their highest levels since the fall of 2008. Later in the month, excellent U.S. corporate earnings, rising consumer confidence, and the loss of a production platform in the Gulf of Mexico propelled July crude to a 4.3% gain. June gasoline futures finished 4.1% higher as a late month inventory report showed supplies had fallen more than expected. A mixture of long and short positions led the Fund to an overall gain in the energies sector on the month. The Fund experienced strong gains on its June gold futures, as the metal finished the month 5.8% higher. The Fund’s long positions in the metals sector resulted in gains for the month.
For the second quarter of 2010, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the energy sector
Fund results for 1st Quarter 2010:
In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX, and Poland’s WIG20, finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3% and in the U.S., the S&P 500 and the Dow finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced solid results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month.
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

In January, global equities continued to trend higher but reversed sharply by month-end. In the U.S., the Dow and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the United Kingdom’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the greenback following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17%, while lead and copper lost 17.1% and 9%, respectively, on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month.
For the first quarter of 2010, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currency sector.
Three Months Ended June 30, 2009
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2010 and December 31, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4T. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.
The Rule 13a-14(a)/15d-14(a) certifications of the principal executive officer and the principal financial officer included as Exhibits 31.1 and 31.2, respectively, are certifying as to each Series individually, as well as the Fund as a whole.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.
ITEM 1A. RISK FACTORS
Not required.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no sales of unregistered securities during the quarter ended June 30, 2010.
(c) Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
     The following tables summarize the redemptions by investors during the three months ended June 30, 2010:
          Series A:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2010	281.265	1,490.54
May 31, 2010	343.037	1,294.62
June 30, 2010	287.287	1,290.29

	911.589

          Series B:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2010	362.660	1,677.77
May 31, 2010	330.919	1,338.41
June 30, 2010	509.893	1,333.65

	1,203.472

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

Date: August 23, 2010	SUPERFUND GREEN, L.P. (Registrant) By: Superfund Capital Management, Inc. General Partner
	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1