Form 10-K/A
period 2009-12-31
SUPERFUND GREEN, L.P.
filed 2010-10-04
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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
Not applicable.

EXPLANATORY NOTE
     In response to comments raised by the Staff of the Securities and Exchange Commission, this Form 10-K/A (Amendment No. 1) (“Form 10-K/A”) is being filed by Superfund Green, L.P. (the “Fund”) to amend the Fund’s disclosure in Item 9A, Controls and Procedures, and Item 15, Financial Statement Schedules, in the Form 10-K for the year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Form 10-K”).
     Except as required to reflect the item described above, no attempt has been made in this Form 10-K/A to modify or update disclosures in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-K with the Securities and Exchange Commission on March 31, 2010. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Fund’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

Item 9A. Controls And Procedures.
Controls and Procedures
     Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in Superfund Capital Management’s internal controls with respect to each Series individually, as well as the Fund as a whole, or in other factors applicable to each Series individually, as well as the Fund as a whole, that could materially affect these controls subsequent to the date of their evaluation.
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
Management’s Annual Report on Internal Control over Financial Reporting
     Superfund Capital Management is responsible for establishing and maintaining adequate internal control over the financial reporting of each Series individually, as well as the Fund as a whole. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Superfund Capital Management’s internal control over financial reporting includes those policies and procedures that:
• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of each Series individually, as well as the Fund as a whole;
• provide reasonable assurance that transactions are recorded as necessary to permit preparation of each Series’, as well as the Fund’s, financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of each Series individually, as well as the Fund as a whole, are being made only in accordance with authorizations of Superfund Capital Management’s management and directors; and
• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of each Series individually, as well as the Fund as a whole, that could have a material effect on the Series’ or the Fund’s financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.
     This annual report does not include an attestation report of the Fund’s registered public accounting regarding control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.
     The Rule 13a-14(a)/15d-14(a) certifications of the principal executive officer and the principal financial officer included as Exhibits 31.1 and 31.2, respectively, are certifying as to each Series individually, as well as the Fund as a whole.

Item 15. Exhibits, Financial Statement Schedules.
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 7 hereof.

(2)	Financial Statement Schedules:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Superfund Green, L.P. — Series A and Series B:
We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P., comprising Series A and Series B (formerly Quadriga Superfund, L.P., collectively, the “Fund”), including the condensed schedules of investments, as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/S/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 31, 2010 (October 4, 2010 as to Note 2(a))

SUPERFUND GREEN, L.P.
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008
ASSETS

US Government securities, at fair value, (amortized cost $42,403,057 and $86,320,840 as of December 31, 2009 and December 31, 2008, respectively)	$42,403,057	$86,320,840

Due from brokers	43,238,109	10,011,675

Unrealized appreciation on open forward contracts	696,512	56,016

Futures contracts purchased	1,573,761	2,713,619

Futures contracts sold	—	517,307

Cash	642,058	1,479,277

Total assets	88,553,497	101,098,734

LIABILITIES

Unrealized depreciation on open forward contracts	1,552,248	206,840

Redemptions payable	1,437,508	4,482,082

Due to affiliate	—	300,000

Futures contracts sold	35,632	—

Fees payable	392,266	520,427

Total liabilities	3,417,654	5,509,349

NET ASSETS	$85,135,843	$95,589,385

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $42,403,057), securities are held in margin accounts as collateral for open futures and forwards
	$42,405,000	49.8%	$42,403,057

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	696,512

Total unrealized appreciation on forward contracts		0.8	696,512

Unrealized depreciation on forward contracts
Currency		(1.8)	(1,552,248)

Total unrealized depreciation on forward contracts		(1.8)	(1,552,248)

Total forward contracts, at fair value		(1.0)	(855,736)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.7)	(631,137)
Energy		0.5	464,616
Financial		(0.7)	(592,735)
Food & Fiber		1.4	1,206,762
Indices		2.6	2,178,831
Metals		(1.2)	(1,052,576)

Total futures contracts purchased		1.8	1,573,761

Futures contracts sold
Energy		(0.1)	(48,560)
Financial		0.3	256,733
Food & Fiber		(0.2)	(146,300)
Livestock		(0.1)	(58,425)
Indices		0.0 *	(39,080)

Total futures contracts sold		0.0 *	(35,632)

Total futures contracts, at fair value		1.8	1,538,129

Futures and forward contracts by country composition
European Monetary Union		(0.2)	(166,738)
Great Britain		0.2	186,129
Japan		0.5	406,969
United States		0.1	48,897
Other		0.2	207,136

Total futures and forward contracts by country		0.8%	$682,393

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 26, 2009 (amortized cost $86,320,840), securities are held in margin accounts as collateral for open futures and forwards	$86,335,000	90.3%	$86,320,840

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1%	$56,016

Total unrealized appreciation on forward contracts		0.1	56,016

Unrealized depreciation on forward contracts
Currency		(0.2)	(206,840)

Total unrealized depreciation on forward contracts		(0.2)	(206,840)

Total forward contracts, at fair value		(0.2)%	$(150,824)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.4%	$383,485
Financial		2.1	2,044,010
Food & Fiber		0.1	125,510
Indices		0.1	91,879
Metals		0.1	68,735

Total futures contracts purchased		2.8	2,713,619

Futures contracts sold
Currency		0.1	139,360
Energy		0.4	408,463
Financial		0.0 *	(29,416)
Food & Fiber		(0.2)	(185,510)
Indices		(0.1)	(92,505)
Livestock		0.1	87,510
Metals		0.2	189,405

Total futures contracts sold		0.5	517,307

Total futures contracts, at fair value		3.4%	$3,230,926

Futures and forward contracts by country composition
European Monetary Union		0.6%	$578,879
Great Britain		0.4	401,768
United States		1.6	1,511,180
Other		0.6	588,275

Total futures and forward contracts by country		3.2%	$3,080,102

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and December 31, 2008

	2009	2008
Investment income, interest	$101,008	$1,709,336

Expenses
Incentive fee	301,233	5,617,846
Management fee	1,740,053	1,750,783
Ongoing offering expenses	940,568	946,369
Operating expenses	141,085	141,955
Selling commission	3,762,276	3,785,476
Brokerage commissions	2,374,747	1,587,288
Other	35,919	42,072

Total expenses	9,295,881	13,871,789

Net investment loss	(9,194,873)	(12,162,453)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(35,842,238)	40,232,474
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,397,709)	2,359,764

Net gain (loss) on investments	(38,239,947)	42,592,238

Net increase (decrease) in net assets from operations	$(47,434,820)	$30,429,785

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
STATEMENTS OF CHANGES IN NET ASSETS
Years Ended December 31, 2009 and December 31, 2008

	2009	2008
Increase (decrease) in net assets from operations
Net investment loss	$(9,194,873)	$(12,162,453)
Net realized gain (loss) on futures and forward contracts	(35,842,238)	40,232,474
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,397,709)	2,359,764

Net increase (decrease) in net assets from operations	(47,434,820)	30,429,785

Capital share transactions
Issuance of shares	65,149,247	45,180,696
Redemption of shares	(28,167,969)	(63,810,751)

Net increase (decrease) in net assets from capital share transactions	36,981,278	(18,630,055)

Net increase (decrease) in net assets	(10,453,542)	11,799,730

Net assets, beginning of year	95,589,385	83,789,655

Net assets, end of year	$85,135,843	$95,589,385

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and December 31, 2008

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(47,434,820)	$30,429,785
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(211,006,719)	(337,646,713)
Sales and maturities of U.S. government securities	255,012,670	332,009,103
Amortization of discounts and premiums	(88,168)	(1,449,776)
Due from brokers	(33,226,434)	(993,069)
Due to affiliate	(300,000)	166,724
Due from affiliate	—	133,276
Unrealized appreciation on open forward contracts	(640,496)	330,144
Futures contracts purchased	1,139,858	(2,113,821)
Unrealized depreciation on open forward contracts	1,345,408	(1,318,977)
Futures contracts sold	552,939	742,890
Fees payable	(128,161)	137,902

Net cash provided by (used in) operating activities	(34,773,923)	20,427,468

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	65,149,247	45,180,696
Redemptions, net of redemption payable	(31,212,543)	(64,316,816)

Net cash provided by (used in) financing activities	33,936,704	(19,136,120)

Net increase (decrease) in cash	(837,219)	1,291,348

Cash, beginning of year	1,479,277	187,929

Cash, end of year	$642,058	$1,479,277

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2009 and December 31, 2008

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

SUPERFUND GREEN, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $16,019,268), securities are held in margin accounts as collateral for open futures and forwards	$16,020,000	48.1%	$16,019,268

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	187,448

Total unrealized appreciation on forward contracts		0.6	187,448

Unrealized depreciation on forward contracts
Currency		(1.3)	(421,267)

Total unrealized depreciation on forward contracts		(1.3)	(421,267)

Total forward contracts, at fair value		(0.7)	(233,819)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.5)	(176,595)
Energy		0.4	132,156
Financial		(0.4)	(149,774)
Food & Fiber		1.0	337,999
Indices		1.8	605,471
Metals		(0.9)	(283,795)

Total futures contracts purchased		1.4	465,462

Futures Contracts Sold
Energy		(0.0)*	(12,010)
Financial		0.2	72,347
Food & Fiber		(0.1)	(43,025)
Indices		(0.0) *	(7,925)
Livestock		(0.1)	(20,060)

Total futures contracts sold		(0.0) *	(10,673)

Total futures contracts, at fair value		1.4	454,789

Futures and forward contracts by country composition
European Monetary Union		(0.1)	(51,393)
Great Britain		0.2	61,549
Japan		0.3	108,985
United States		0.1	30,577
Other		0.2	71,252

Total futures and forward contracts by country		0.7%	$220,970

*	Due to rounding
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
Years Ended December 31, 2009 and December 31, 2008

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
Years Ended December 31, 2009 and December 31, 2008

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
Years Ended December 31, 2009 and December 31, 2008

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
December 31, 2009 and December 31, 2008

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

SUPERFUND GREEN, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $26,383,789), securities are held in margin accounts as collateral for open futures and forwards	$26,385,000	50.9%	$26,383,789

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.0	509,064

Total unrealized appreciation on forward contracts		1.0	509,064

Unrealized depreciation on forward contracts
Currency		(2.2)	(1,130,981)

Total unrealized depreciation on forward contracts		(2.2)	(1,130,981)

Total forward contracts, at fair value		(1.2)	(621,917)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.9)	(454,542)
Energy		0.6	332,460
Financial		(0.8)	(442,961)
Food & Fiber		1.7	868,763
Indices		3.0	1,573,360
Metals		(1.5)	(768,781)

Total futures contracts purchased		2.1	1,108,299

Futures contracts sold
Energy		(0.1)	(36,550)
Financial		0.4	184,386
Food & Fiber		(0.2)	(103,275)
Livestock		(0.1)	(50,500)
Indices		(0.0)*	(19,020)

Total futures contracts sold		(0.0)*	(24,959)

Total futures contracts, at fair value		2.1	1,083,340

Futures and forward contracts by country composition
European Monetary Union		(0.2)	(115,345)
Great Britain		0.2 *	124,580

Japan		0.6	297,984
United States		0.0	18,320
Other		0.3	135,884

Total futures and forward contracts by country		0.9%	$461,423

*	Due to rounding
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
Years Ended December 31, 2009 and December 31, 2008

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
Years Ended December 31, 2009 and December 31, 2008

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

SUPERFUND GREEN, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and December 31, 2008

	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(35,027,641)	$17,346,271
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(134,579,547)	(181,821,630)
Sales and maturities of U.S. government securities	163,078,462	151,644,442
Amortization of discounts and premiums	(56,793)	(635,028)
Due from brokers	(20,114,958)	(2,448,239)
Due from affiliate	—	133,276
Unrealized appreciation on open forward contracts	(464,186)	111,568
Futures contracts purchased	869,791	(1,744,304)
Unrealized depreciation on open forward contracts	967,477	(443,845)
Futures contracts sold	432,936	93,968
Fees payable	(97,370)	268,179

Net cash used in operating activities	(24,991,829)	(17,495,342)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	42,437,152	38,379,823
Redemptions, net of redemption payable	(18,083,436)	(20,289,155)

Net cash provided by financing activities	24,353,716	18,090,668

Net increase (decrease) in cash	(638,113)	595,326

Cash, beginning of year	668,701	73,375

Cash, end of year	$30,588	$668,701

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
(2) Basis of Presentation and Significant Accounting Policies
(a)	Basis of Presentation
Pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), audited financial statements are presented for the Fund as a whole, as the SEC registrant, and for Series A and Series B individually. The accompanying financial statements and notes thereto have been amended from the financial statements originally issued on March 31, 2010 to include financial statements and footnote totals for the Fund as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Fund generally or any other Series. Accordingly, the assets of one Series of the Fund include only those funds and other assets that are paid to, held by or distributed to the Fund on account of and for the benefit of that Series, including, without limitation, funds delivered to the Fund for the purchase of Units in that Series.
(b)	Valuation of Investments in Futures Contracts, Forward Contracts, and U.S Treasury Bills
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
Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instrument; accordingly, the cost of securities plus accreted discount, or minus amortized premium approximates fair value (See Section (2)(g) – Fair Value Measurements).
(c)	Translation of Foreign Currency
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
(d)	Investment Transactions, Investment Income, and Expenses
Investment transactions are accounted for on a trade-date basis. Interest income and expenses are recognized on the accrual basis.
(e)	Income Taxes
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
(f)	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Superfund Capital Management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements. Actual results could differ from those estimates.
(g)	Recently Issued Accounting Pronouncements
ASC 105.10.05
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB 105.10.05, Generally Accepted Accounting Principles (“ASC 105.10.05”). ASC 105.10.05 establishes FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has adopted ASC 105.10.05 and updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.
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
(h)	Fair Value Measurements
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
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2009:
     Superfund Green, L.P.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$42,403,057	$—	$42,403,057	$—

Unrealized appreciation on open forward contracts	696,512	—	696,512	—

Futures contracts purchased	1,573,761	1,573,761	—	—

Total Assets Measured at Fair Value	$44,673,330	$1,573,761	$43,099,569	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$1,552,248	$—	$1,552,248	$—

Futures contracts sold	35,632	35,632	—	—

Total Liabilities Measured at Fair Value	$1,587,880	$35,632	$1,552,248	$—

     Series A.

	Balance
	December 31, 2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$16,019,268	$—	$16,019,268	$—

Unrealized appreciation on open forward contracts	187,448	—	187,448	—

Futures contracts purchased	465,462	465,462	—	—

Total Assets Measured at Fair Value	$16,672,178	$465,462	$16,206,716	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$421,267	$—	$421,267	$—

Futures contracts sold	10,673	10,673	—	—

Total Liabilities Measured at Fair Value	$431,940	$10,673	$421,267	$—

     Series B.

	Balance
	December 31, 2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$26,383,789	$—	$26,383,789	$—

Unrealized appreciation on open forward contracts	509,064	—	509,064	—

Futures contracts purchased	1,108,299	1,108,299	—	—

Total Assets Measured at Fair Value	$28,001,152	$1,108,299	$26,892,853	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$1,130,981	$—	$1,130,981	$—

Futures contracts sold	24,959	24,959	—	—

Total Liabilities Measured at Fair Value	$1,155,940	$24,959	$1,130,981	$—

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2008:
     Superfund Green, L.P.

	Balance
	December 31, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$86,320,840	$—	$85,320,840	$—

Unrealized appreciation on open forward contracts	56,016	—	56,016	—

Futures contracts purchased	2,713,619	2,713,619	—	—

Futures contracts sold	517,307	517,307	—	—

Total Assets Measured at Fair Value	$89,607,782	$3,230,926	$86,376,856	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$206,840	$—	$206,840	$—

Total Liabilities Measured at Fair Value	$206,840	$—	$206,840	$—

     Series A:

	Balance
	December 31, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$31,494,929	$—	$31,494,929	$—

Unrealized appreciation on open forward contracts	11,138	—	11,138	—

Futures contracts purchased	735,529	735,529	—	—

Futures contracts sold	109,330	109,330	—	—

Total Assets Measured at Fair Value	$32,350,926	$844,859	$31,506,067	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$43,336	$—	$43,336	$—

Total Liabilities Measured at Fair Value	$43,336	$—	$43,336	$—

     Series B:

	Balance
	December 31, 2008	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$54,825,911	$—	$54,825,911	$—

Unrealized appreciation on open forward contracts	44,878	—	44,878	—

Futures contracts purchased	1,978,090	1,978,090	—	—

Futures contracts sold	407,977	407,977	—	—

Total Assets Measured at Fair Value	$57,256,856	$2,386,067	$54,870,789	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$163,504	$—	$163,504	$—

Total Liabilities Measured at Fair Value	$163,504	$—	$163,504	$—

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

Superfund Capital Management believes futures and forward trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

     Superfund Green, L.P.:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
		% of		% of		% of		% of	Net Unrealized
		Net		Net		Net		Net	Gains (Losses) on
	Gains	Assets	Losses	Assets	Gains	assets	Losses	Assets	Open Positions
Foreign Exchange	$413,502	0.5	$(991,114)	(1.2)	$283,010	0.3	$(561,134)	(0.7)	$(855,736)
Currency	235,600	0.3	(866,737)	(1.0)	—	—	—	—	(631,137)
Financial	496,948	0.6	(1,089,683)	(1.3)	276,081	0.3	(19,348)	(0.0)*	(336,002)
Food & Fiber	1,291,163	1.5	(84,401)	(0.1)	—	—	(146,300)	(0.2)	1,060,462
Indices	2,235,215	2.6	(56,384)	(0.1)	—	—	(26,945)	(0.0)*	2,151,886
Metals	1,237,052	1.5	(2,289,628)	(2.7)	—	—	—	—	(1,052,576)
Livestock	—	—	—	—	—	—	(70,560)	(0.1)	(70,560)
Energy	532,486	0.6	(67,870)	(0.1)	—	—	(48,560)	(0.1)	416,056

Totals	$6,441,966	7.6	$(5,445,817)	(6.5)	$559,091	0.6	$(872,847)	(1.1)	$682,393

*	Due to rounding
     Superfund Green, L.P. average quarterly contract volume by market sector as of year ended December 31, 2009:

	Average number	Average number	Average value	Average value
	of Long	of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	52	48	$190,560	$(700,112)

	Average number	Average number
	of Long	of Short
	Contracts	Contracts
Currency	885	341
Financial	4,177	148
Food & Fiber	240	549
Indices	559	289
Metals	288	123
Livestock	0	201
Energy	244	438

Totals	6,445	2,137

Superfund Green, L.P. trading results by market sector:

	For the year ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(5,844,157)	$(704,912)	$(6,549,069)
Currency	(8,319,151)	(1,153,982)	(9,473,133)
Financial	637,546	(2,350,596)	(1,713,050)
Food & Fiber	(3,590,616)	1,120,462	(2,470,154)
Indices	(9,681,594)	2,152,512	(7,529,082)
Metals	2,592,849	(1,310,716)	1,282,133
Livestock	665,240	(158,070)	507,170
Energy	(12,302,355)	7,593	(12,294,762)

Total net trading losses	$(35,842,238)	$(2,397,709)	$(38,239,947)

     Series A:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
		% of		% of		% of		% of	Net Unrealized
		Net		Net		Net		Net	Gains (Losses) on
	Gains	Assets	Losses	Assets	Gains	assets	Losses	Assets	Open Positions
Foreign Exchange	$113,007	0.3	$(263,555)	(0.8)	$74,441	0.2	$(157,712)	(0.4)	$(233,819)
Currency	67,730	0.2	(244,325)	(0.7)	—	—	—	—	(176,595)
Financial	151,789	0.5	(301,563)	(0.9)	77,875	0.2	(5,528)	(0.0)*	(77,427)
Food & Fiber	360,737	1.1	(22,738)	(0.1)	—	—	(43,025)	(0.1)	294,974
Indices	620,907	1.8	(15,436)	(0.0)*	—	—	(7,925)	(0.0)*	597,546
Metals	353,181	1.0	(636,976)	(1.9)	—	—	—	—	(283,795)
Livestock	—	—	—	—	—	—	(20,060)	(0.1)	(20,060)
Energy	150,196	0.5	(18,040)	(0.1)	—	—	(12,010)	(0.0)*	120,146

Totals	$1,817,547	5.4	$(1,502,633)	(4.5)	$152,316	0.4	$(246,260)	(0.6)	$220,970

*	Due to rounding
     Series A average quarterly contract volume by market sector as of year ended December 31, 2009:

	Average number	Average number	Average value	Average value
	of Long	of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	23	22	$48,653	$(170,446)

	Average number	Average number
	of Long	of Short
	Contracts	Contracts
Currency	264	95
Financial	1,146	40
Food & Fiber	67	148
Indices	138	89
Metals	81	32
Livestock	0	58
Energy	69	110

Totals	1,788	594

     Series A trading results by market sector:

	For the year ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(1,475,144)	$(201,621)	$(1,676,765)
Currency	(2,190,296)	(315,756)	(2,506,052)
Financial	224,040	(587,254)	(363,214)
Food & Fiber	(900,346)	301,938	(598,408)
Indices	(2,489,390)	581,777	(1,907,613)
Metals	1,032,905	(358,930)	673,975
Livestock	183,530	(43,460)	140,070
Energy	(3,153,433)	31,615	(3,121,818)

Total net trading losses	$(8,768,134)	$(591,691)	$(9,359,825)

     Series B:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
		% of		% of		% of		% of	Net Unrealized
		Net		Net		Net		Net	Gains (Losses) on
	Gains	Assets	Losses	Assets	Gains	assets	Losses	Assets	Open Positions
Foreign Exchange	$300,495	0.6	$(727,559)	(1.4)	$208,569	0.4	$(403,422)	(0.8)	$(621,917)
Currency	167,870	0.3	(622,412)	(1.2)	—	—	—	—	(454,542)
Financial	345,159	0.7	(788,120)	(1.5)	198,206	0.4	(13,820)	(0.0)*	(258,575)
Food & Fiber	930,426	1.8	(61,663)	(0.1)	—	—	(103,275)	(0.2)	765,488
Indices	1,614,308	3.1	(40,948)	(0.1)	—	—	(19,020)	(0.0)*	1,554,340
Metals	883,871	1.7	(1,652,652)	(3.2)	—	—	—	—	(768,781)
Livestock	—	—	—	—	—	—	(50,500)	(0.1)	(50,500)
Energy	382,290	0.7	(49,830)	(0.1)	—	—	(36,550)	(0.1)	295,910

Totals	$4,624,419	8.9	$(3,943,184)	(7.6)	$406,775	0.8	$(626,587)	(1.2)	$461,423

*	Due to rounding
Series B average quarterly contract volume by market sector for year ended December 31, 2009:

	Average number	Average number	Average value	Average value
	of Long	of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	29	26	$141,907	$(529,666)

	Average number	Average number
	of Long	of Short
	Contracts	Contracts
Currency	621	246
Financial	3,032	108
Food & Fiber	174	402
Indices	421	200
Metals	207	90
Livestock	0	143
Energy	175	328

Totals	4,659	1,543

     Series B trading results by market sector:

	For the year ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(4,369,013)	$(503,291)	$(4,872,304)
Currency	(6,128,855)	(838,226)	(6,967,081)
Financial	413,506	(1,763,342)	(1,349,836)
Food & Fiber	(2,690,270)	818,524	(1,871,746)
Indices	(7,192,204)	1,570,735	(5,621,469)
Metals	1,559,944	(951,786)	608,158
Livestock	481,710	(114,610)	367,100
Energy	(9,148,922)	(24,022)	(9,172,944)

Total net trading losses	$(27,074,104)	$(1,806,018)	$(28,880,122)

(4)	Due from/to Brokers

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $6,304,545 and $4,766,416, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $696,512 and $1,552,248, respectively, at December 31, 2009.

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

A limited partner of a Series (“Limited Partner”) may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited Partners must transmit a written request of such withdrawal to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay. The Fund’s prospectus provides “if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.”

(10)	Subsequent events

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 4, 2010.

SUPERFUND GREEN, L.P. (Registrant)
By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, Inc. the general partner of the registrant, and in the capacities and on the dates indicated.

Title with
Signature	Superfund Capital Management, Inc.	Date

/s/ Nigel James Nigel James	President (Principal Executive Officer)	October 4, 2010

/s/ Martin Schneider Martin Schneider	Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	October 4, 2010
(Being the principal executive officer, the principal financial officer and the principal accounting officer, and a majority of the board of directors of Superfund Capital Management, Inc.)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer