Form 10-Q
period 2010-09-30
SUPERFUND GREEN, L.P.
filed 2010-11-15
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Page

Unaudited Financial Statements: Superfund Green, L.P.
Statements of Assets and Liabilities as of September 30, 2010 and December 31, 2009	3

Condensed Schedule of Investments as of September 30, 2010	4

Condensed Schedule of Investments as of December 31, 2009	5

Statements of Operations for the Three Months Ended September 30, 2010 and September 30, 2009 and the Nine Months Ended September 30, 2010 and September 30, 2009	6

Statements of Changes in Net Assets for the Nine Months Ended September 30, 2010 and September 30, 2009	7

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009	8

Page

Unaudited Financial Statements: Superfund Green, L.P. — Series A
Statements of Assets and Liabilities as of September 30, 2010 and December 31, 2009	9

Condensed Schedule of Investments as of September 30, 2010	10

Condensed Schedule of Investments as of December 31, 2009	11

Statements of Operations for the Three Months Ended September 30, 2010 and September 30, 2009 and the Nine Months Ended September 30, 2010 and September 30, 2009	12

Statements of Changes in Net Assets for the Nine Months Ended September 30, 2010 and September 30, 2009	13

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009	14

Page

Unaudited Financial Statements: Superfund Green, L.P. — Series B
Statements of Assets and Liabilities as of September 30, 2010 and December 31, 2009	15

Condensed Schedule of Investments as of September 30, 2010	16

Condensed Schedule of Investments as of December 31, 2009	17

Statements of Operations for the Three Months Ended September 30, 2010 and September 30, 2009 and the Nine Months Ended September 30, 2010 and September 30, 2009	18

Statements of Changes in Net Assets for the Nine Months Ended September 30, 2010 and September 30, 2009	19

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009	20

Notes to Unaudited Financial Statements Dated September 30, 2010	21-45
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS

U.S. Government securities, at fair value (amortized cost of $35,747,070 and $42,403,057 as of September 30, 2010 and December 31, 2009, respectively)	$35,747,070	$42,403,057

Due from brokers	40,212,622	43,238,109

Unrealized appreciation on open forward contracts	1,399,195	696,512

Futures contracts sold	339,032	—

Futures contracts purchased	8,289,304	1,573,761

Cash	1,099,110	642,058

Total assets	87,086,333	88,553,497

LIABILITIES

Unrealized depreciation on open forward contracts	701,938	1,552,248

Futures contracts sold	—	35,632

Subscriptions received in advance	383,995	—

Redemptions payable	1,816,623	1,437,508

Management fees payable	258,040	134,250

Fees payable	350,058	258,016

Total liabilities	3,510,654	3,417,654

NET ASSETS	$83,575,679	$85,135,843

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of September 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 26, 2010 (amortized cost $35,747,070), securities are held in margin accounts as collateral for open futures and forwards	$35,755,000	42.8%	$35,747,070

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.7	1,399,195

Total unrealized appreciation on forward contracts		1.7	1,399,195

Unrealized depreciation on forward contracts
Currency		(0.8)	(701,938)

Total unrealized depreciation on forward contracts		(0.8)	(701,938)

Total forward contracts, at fair value		0.9	697,257

Futures Contracts Purchased
Currency		1.9	1,593,812
Energy		1.1	877,256
Financial		0.1	121,435
Food & Fiber		1.5	1,267,087
Indices		0.4	271,199
Livestock		0.0 *	33,160
Metals		4.9	4,125,355

Total futures contracts purchased		9.9	8,289,304

Futures Contracts Sold
Energy		0.7	562,553
Financial		(0.3)	(247,938)
Food & Fiber		(0.0) *	(1,552)
Indices		0.0 *	25,969

Total futures contracts sold		0.4	339,032

Total futures contracts, at fair value		10.3	8,628,336

Futures and forward contracts by country composition
Australia		0.5%	$379,959
Canada		0.1	100,161
European Monetary Union		(0.2)	(192,446)
Great Britain		(0.1)	(56,569)
Japan		0.9	719,277
United States		8.1	6,759,871
Other		1.9	1,615,340

Total futures and forward contracts by country composition		11.2%	$9,325,593

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $42,403,057), securities are held in margin accounts as collateral for open futures and forwards	$42,405,000	49.8%	$42,403,057

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	696,512

Total unrealized appreciation on forward contracts		0.8	696,512

Unrealized depreciation on forward contracts
Currency		(1.8)	(1,552,248)

Total unrealized depreciation on forward contracts		(1.8)	(1,552,248)

Total forward contracts, at fair value		(1.0)	(855,736)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.7)	(631,137)
Energy		0.5	464,616
Financial		(0.7)	(592,735)
Food & Fiber		1.4	1,206,762
Indices		2.6	2,178,831
Metals		(1.2)	(1,052,576)

Total futures contracts purchased		1.8	1,573,761

Futures contracts sold
Energy		(0.1)	(48,560)
Financial		0.3	256,733
Food & Fiber		(0.2)	(146,300)
Indices		0.0 *	(26,945)
Livestock		(0.1)	(70,560)

Total futures contracts sold		(0.0) *	(35,632)

Total futures contracts, at fair value		1.8	1,538,129

Futures and forward contracts by country composition
European Monetary Union		(0.2)	(166,738)
Great Britain		0.2	186,129
Japan		0.5	406,969
United States		0.1	48,897
Other		0.2	207,136

Total futures and forward contracts by country composition		0.8%	$682,393

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Investment income
Interest income	$23,837	$19,208	$37,078	$90,968

Total income	23,837	19,208	37,078	90,968

Expenses
Selling commission	886,915	905,795	2,576,725	2,869,698
Brokerage commissions	385,717	635,423	1,739,877	1,556,809
Management fee	377,784	418,930	1,159,321	1,327,235
Ongoing offering expenses	204,209	226,448	626,661	717,424
Operating expenses	30,630	33,968	93,997	107,614
Incentive fee	—	—	—	301,233
Other	4,423	6,705	18,635	32,142

Total expenses	1,889,678	2,227,269	6,215,216	6,912,155

Net investment loss	(1,865,841)	(2,208,061)	(6,178,138)	(6,821,187)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	2,527,970	(6,032,160)	(1,708,164)	(33,832,594)
Net change in unrealized appreciation on futures and forward contracts	5,930,230	6,013,087	8,643,200	5,170,050

Net gain (loss) on investments	8,458,200	(19,073)	6,935,036	(28,662,544)

Net increase (decrease) in net assets from operations	$6,592,359	$(2,227,134)	$756,898	(35,483,731)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended
	September 30,
	2010	2009
Increase (decrease) in net assets from operations

Net investment loss	$(6,178,138)	$(6,821,187)
Net realized loss on futures and forward contracts	(1,708,164)	(33,832,594)
Net change in unrealized appreciation on futures and forward contracts	8,643,200	5,170,050

Net increase (decrease) in net assets from operations	756,898	(35,483,731)

Capital share transactions
Issuance of Units	9,488,927	59,357,017
Redemption of Units	(11,805,989)	(24,827,770)

Net increase (decrease) in net assets from capital share transactions	(2,317,062)	34,529,247

Net decrease in net assets	(1,560,164)	(954,484)

Net assets, beginning of period	85,135,843	95,589,385

Net assets, end of period	$83,575,679	$94,634,901

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$756,898	$(35,483,731)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(106,579,648)	(171,104,296)
Sales and maturities of U.S. government securities	113,265,000	219,800,537
Amortization of discounts and premiums	(29,365)	78,282
Due from brokers	3,025,487	(38,750,722)
Due to affiliate	—	(300,000)
Unrealized appreciation on open forward contracts	(702,683)	(987,753)
Futures contracts purchased	(6,715,543)	(5,681,371)
Unrealized depreciation on open forward contracts	(850,310)	824,629
Futures contracts sold	(374,664)	674,445
Management fees payable	123,790	(6,973)
Fees payable	92,042	(60,692)

Net cash provided by (used in) operating activities	2,011,004	(30,997,645)

Cash flows from financing activities
Subscriptions, net of subscriptions received in advance	9,872,922	59,657,017
Redemptions, net of change in redemptions payable	(11,426,874)	(28,213,107)

Net cash provided by (used in) financing activities	(1,553,952)	31,143,910

Net increase in cash	457,052	146,265

Cash, beginning of period	642,058	1,479,277

Cash, end of period	$1,099,110	$1,625,542

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS

U.S. Government securities, at fair value (amortized cost of $15,266,612 and $16,019,268 as of September 30, 2010 and December 31, 2009, respectively)	$15,266,612	$16,019,268

Due from brokers	17,661,518	17,161,443

Unrealized appreciation on open forward contracts	410,062	187,448

Futures contracts sold	112,623	—

Futures contracts purchased	2,722,211	465,462

Cash	725,642	611,470

Total assets	36,898,668	34,445,091

LIABILITIES

Unrealized depreciation on open forward contracts	184,059	421,267

Futures contracts sold	—	10,673

Subscriptions received in advance	316,495	—

Redemptions payable	887,006	550,221

Management fees payable	109,541	52,511

Payable to Superfund Green, L.P. — Series B	73,411	—

Fees payable	145,242	97,924

Total liabilities	1,715,754	1,132,596

NET ASSETS	$35,182,914	$33,312,495

Number of Units	25,696.626	24,594.117

Net asset value per Unit	$1,369.17	$1,354.49

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of September 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 26, 2010 (amortized cost $15,266,612), securities are held in margin accounts as collateral for open futures and forwards	$15,270,000	43.4%	$15,266,612

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.2	410,062

Total unrealized appreciation on forward contracts		1.2	410,062

Unrealized depreciation on forward contracts
Currency		(0.5)	(184,059)

Total unrealized depreciation on forward contracts		(0.5)	(184,059)

Total forward contracts, at fair value		0.7	226,003

Futures Contracts Purchased
Currency		1.5	522,863
Energy		0.9	305,947
Financial		0.1	41,423
Food & Fiber		1.1	402,988
Indices		0.3	94,736
Livestock		0.0 *	14,500
Metals		3.8	1,339,754

Total futures contracts purchased		7.7	2,722,211

Futures Contracts Sold
Energy		0.5	186,241
Financial		(0.2)	(85,008)
Food & Fiber		0.0 *	1,017
Indices		0.0 *	10,373

Total futures contracts sold		0.3	112,623

Total futures contracts, at fair value		8.0	2,834,834

Futures and forward contracts by country composition
Australia		0.3	122,158
Canada		0.1	29,489
European Monetary Union		(0.2)	(48,115)
Great Britain		(0.0)	(16,647)
Japan		0.7	235,910
United States		6.3	2,216,196
Other		1.5	521,846

Total futures and forward contracts by country composition		8.7%	$3,060,837

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $16,019,268), securities are held in margin accounts as collateral for open futures and forwards	$16,020,000	48.1%	$16,019,268

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	187,448

Total unrealized appreciation on forward contracts		0.6	187,448

Unrealized depreciation on forward contracts
Currency		(1.3)	(421,267)

Total unrealized depreciation on forward contracts		(1.3)	(421,267)

Total forward contracts, at fair value		(0.7)	(233,819)

Futures Contracts Purchased
Currency		(0.5)	(176,595)
Energy		0.4	132,156
Financial		(0.4)	(149,774)
Food & Fiber		1.0	337,999
Indices		1.8	605,471
Metals		(0.9)	(283,795)

Total futures contracts purchased		1.4	465,462

Futures Contracts Sold
Energy		(0.0) *	(12,010)
Financial		0.2	72,347
Food & Fiber		(0.1)	(43,025)
Indices		(0.0) *	(7,925)
Livestock		(0.1)	(20,060)

Total futures contracts sold		(0.0) *	(10,673)

Total futures contracts, at fair value		1.4	454,789

Futures and forward contracts by country composition
European Monetary Union		(0.1)	(51,393)
Great Britain		0.2	61,549
Japan		0.3	108,985
United States		0.1	30,577
Other		0.2	71,252

Total futures and forward contracts by country composition		0.7%	$220,970

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Investment income
Interest income	$12,773	$7,733	$18,880	$31,849

Total income	12,773	7,733	18,880	31,849

Expenses
Selling commissions	348,370	340,090	1,042,268	1,044,317
Brokerage commissions	149,258	175,399	562,861	410,850
Management fees	161,115	157,292	482,043	482,997
Ongoing offering expenses	87,089	85,022	260,563	261,079
Operating expenses	13,063	12,754	39,084	39,162
Other	2,513	3,692	9,039	13,118

Total expenses	761,408	774,249	2,395,858	2,251,523

Net investment loss	(748,635)	(766,516)	(2,376,978)	(2,219,674)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	922,475	(1,572,831)	(8,433)	(8,566,923)
Net change in unrealized appreciation on futures and forward contracts	1,903,438	1,748,399	2,839,867	1,556,367

Net gain (loss) on investments	2,825,913	175,568	2,831,434	(7,010,556)

Net increase (decrease) in net assets from operations	$2,077,278	$(590,948)	$454,456	$(9,230,230)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$77.85	$(25.22)	$17.41	$(436.83)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$78.88	$(29.47)	$14.68	$(447.38)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series A for the Three Months Ended September 30, 2010 and September 30, 2009: 26,683.81 and 23,434.10, respectively; and for the Nine Months Ended September 30, 2010 and September 30, 2009: 26,099.06 and 21,129.83, respectively.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended
	September 30,
	2010	2009
Increase (decrease) in net assets from operations
Net investment loss	$(2,376,978)	$(2,219,674)
Net realized loss on futures and forward contracts	(8,433)	(8,566,923)
Net change in unrealized appreciation on futures and forward contracts	2,839,867	1,556,367

Net increase (decrease) in net assets from operations	454,456	(9,230,230)

Capital share transactions
Issuance of Units	6,324,488	20,138,149
Redemption of Units	(4,908,525)	(10,704,730)

Net increase in net assets from capital share transactions	1,415,963	9,433,419

Net increase in net assets	1,870,419	203,189

Net assets, beginning of period	33,312,495	34,972,334

Net assets, end of period	$35,182,914	$35,175,523

Units, beginning of period	24,594.117	18,098.830
Issuance of Units	4,779.538	11,938.031
Redemption of Units	(3,677.030)	(6,348.401)

Units, end of period	25,696.626	23,688.460

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$454,456	$(9,230,230)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(44,745,121)	(62,907,793)
Sales and maturities of U.S. government securities	45,510,000	80,158,355
Amortization of discounts and premiums	(12,223)	27,642
Due from brokers	(500,075)	(14,637,528)
Due to affiliate	—	(300,000)
Unrealized appreciation on open forward contracts	(222,614)	(270,277)
Futures contracts purchased	(2,256,749)	(1,644,681)
Unrealized depreciation on open forward contracts	(237,208)	243,065
Futures contracts sold	(123,296)	115,526
Management fees payable	57,030	(1,865)
Payable to Superfund Green, L.P. — Series B	73,411	—
Fees payable	47,318	(15,484)

Net cash used in operating activities	(1,955,071)	(8,463,270)

Cash flows from financing activities
Subscriptions, net of subscriptions received in advance	6,640,983	20,138,149
Redemptions, net of change in redemptions payable	(4,571,740)	(12,129,921)

Net cash provided by financing activities	2,069,243	8,008,228

Net increase (decrease) in cash	114,172	(455,042)

Cash, beginning of period	611,470	810,576

Cash, end of period	$725,642	$355,534

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS

U.S. Government securities, at fair value (amortized cost of $20,480,458 and $26,383,789 as of September 30, 2010, and December 31, 2009, respectively)	$20,480,458	$26,383,789

Due from brokers	22,551,104	26,076,666

Unrealized appreciation on open forward contracts	989,133	509,064

Futures contracts sold	226,409	—

Receivable from Superfund Green, L.P. — Series A	73,411	—

Futures contracts purchased	5,567,093	1,108,299

Cash	373,468	30,588

Total assets	50,261,076	54,108,406

LIABILITIES

Unrealized depreciation on open forward contracts	517,879	1,130,981

Futures contracts sold	—	24,959

Subscriptions received in advance	67,500	—

Redemptions payable	929,617	887,287

Management fees payable	148,499	81,739

Fees payable	204,816	160,092

Total liabilities	1,868,311	2,285,058

NET ASSETS	$48,392,765	$51,823,348

Number of Units	32,964.556	35,626.349

Net asset value per Unit	$1,468.03	$1,454.64

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of September 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 26, 2010 (amortized cost $20,480,458), securities are held in margin accounts as collateral for open futures and forwards	$20,485,000	42.3%	$20,480,458

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		2.0	989,133

Total unrealized appreciation on forward contracts		2.0	989,133

Unrealized depreciation on forward contracts
Currency		(1.1)	(517,879)

Total unrealized depreciation on forward contracts		(1.1)	(517,879)

Total forward contracts, at fair value		0.9	471,254

Futures Contracts Purchased
Currency		2.2	1,070,949
Energy		1.2	571,309
Financial		0.2	80,012
Food & Fiber		1.8	864,099
Indices		0.4	176,463
Livestock		0.0 *	18,660
Metals
160 contracts of CMX Gold expiring December 2010		2.4	1,160,150
Other		3.4	1,625,451

Total Metals		5.8	2,785,601

Total futures contracts purchased		11.6	5,567,093

Futures Contracts Sold
Energy		0.8	376,312
Financial		(0.3)	(162,930)
Food & Fiber		(0.0) *	(2,569)
Indices		0.0 *	15,596

Total futures contracts sold		0.5	226,409

Total futures contracts, at fair value		12.1	5,793,502

Futures and forward contracts by country composition
Australia		0.5	257,801
Canada		0.1	70,672
European Monetary Union		(0.3)	(144,331)
Great Britain		(0.1)	(39,922)
Japan		1.0	483,367
United States		9.4	4,543,675
Other		2.4	1,093,494

Total futures and forward contracts by country composition		13.0%	$6,264,756

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $26,383,789), securities are held in margin accounts as collateral for open futures and forwards	$26,385,000	50.9%	$26,383,789

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.0	509,064

Total unrealized appreciation on forward contracts		1.0	509,064

Unrealized depreciation on forward contracts
Currency		(2.2)	(1,130,981)

Total unrealized depreciation on forward contracts		(2.2)	(1,130,981)

Total forward contracts, at fair value		(1.2)	(621,917)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.9)	(454,542)
Energy		0.6	332,460
Financial		(0.8)	(442,961)
Food & Fiber		1.7	868,763
Indices		3.0	1,573,360
Metals		(1.5)	(768,781)

Total futures contracts purchased		2.1	1,108,299

Futures contracts sold
Energy		(0.1)	(36,550)
Financial		0.4	184,386
Food & Fiber		(0.2)	(103,275)
Livestock		(0.1)	(50,500)
Indices		(0.0) *	(19,020)

Total futures contracts sold		(0.0) *	(24,959)

Total futures contracts, at fair value		2.1	1,083,340

Futures and forward contracts by country composition
European Monetary Union		(0.2)	(115,345)
Great Britain		0.2	124,580
Japan		0.6	297,984
United States		0.0 *	18,320
Other		0.3	135,884

Total futures and forward contracts by country composition		0.9%	$461,423

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Investment income
Interest income	$11,064	$11,475	$18,198	$59,119

Total income	11,064	11,475	18,198	59,119

Expenses
Selling commission	538,545	565,705	1,534,457	1,825,381
Brokerage commissions	236,459	460,024	1,177,016	1,145,959
Management fee	216,669	261,638	677,278	844,238
Ongoing offering expenses	117,120	141,426	366,098	456,345
Operating expenses	17,567	21,214	54,913	68,452
Incentive fee	—	—	—	301,233
Other	1,910	3,013	9,596	19,024

Total expenses	1,128,270	1,453,020	3,819,358	4,660,632

Net investment loss	(1,117,206)	(1,441,545)	(3,801,160)	(4,601,513)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	1,605,495	(4,459,329)	(1,699,731)	(25,265,671)
Net change in unrealized appreciation on futures and forward contracts	4,026,792	4,264,688	5,803,333	3,613,683

Net gain (loss) on investments	5,632,287	(194,641)	4,103,602	(21,651,988)

Net increase (decrease) in net assets from operations	$4,515,081	$(1,636,186)	$302,442	$(26,253,501)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$131.54	$(47.24)	$8.69	$(869.39)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$134.38	$(53.76)	$13.39	$(901.01)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series B for the Three Months Ended September 30, 2010 and September 30, 2009: 34,323.71 and 34,632.28, respectively; and for the Nine Months Ended September 30, 2010 and September 30, 2009: 34,795.34 and 30,197.57, respectively

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended
	September 30,
	2010	2009
Increase (decrease) in net assets from operations

Net investment loss	$(3,801,160)	$(4,601,513)
Net realized loss on futures and forward contracts	(1,699,731)	(25,265,671)
Net change in unrealized appreciation on futures and forward contracts	5,803,333	3,613,683

Net increase (decrease) in net assets from operations	302,442	(26,253,501)

Capital share transactions
Issuance of Units	3,164,439	39,218,868
Redemption of Units	(6,897,464)	(14,123,040)

Net increase (decrease) in net assets from capital share transactions	(3,733,025)	25,095,828

Net decrease in net assets	(3,430,583)	(1,157,673)
Net assets, beginning of period	51,823,348	60,617,051

Net assets, end of period	$48,392,765	$59,459,378

Units, beginning of period	35,626.349	23,305.633
Issuance of Units	2,241.350	18,082.552
Redemption of Units	(4,903.143)	(6,411.010)

Units, end of period	32,964.556	34,977.175

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$302,442	$(26,253,501)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(61,834,527)	(108,196,503)
Sales and maturities of U.S. government securities	67,755,000	139,642,182
Amortization of discounts and premiums	(17,142)	50,640
Due from brokers	3,525,562	(24,113,194)
Unrealized appreciation on open forward contracts	(480,069)	(717,476)
Futures contracts purchased	(4,458,794)	(4,036,690)
Unrealized depreciation on open forward contracts	(613,102)	581,564
Futures contracts sold	(251,368)	558,919
Receivable from Superfund Green, L.P. — Series A	(73,411)	—
Management fees payable	66,760	(5,108)
Fees payable	44,724	(45,208)

Net cash provided by (used in) operating activities	3,966,075	(22,534,375)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	3,231,939	39,218,868
Redemptions, net of change in redemptions payable	(6,855,134)	(16,083,186)

Net cash provided by (used in) financing activities	(3,623,195)	23,135,682

Net increase in cash	342,880	601,307

Cash, beginning of period	30,588	668,701

Cash, end of period	$373,468	$1,270,008

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010
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
Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2007 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
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
Recently Issued Accounting Pronouncements
ASU 2010-06
In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The Funds do not anticipate the amendments effective for fiscal years beginning after December 15, 2010 to have an impact on the Funds’ results of operations, financial condition or cash flows.
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
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended September 30, 2010, the Fund held no derivative contracts valued using Level 3 inputs.
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2010, and December 31, 2009:
Superfund Green, L.P.

	Balance
	September 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$35,747,070	$—	$35,747,070	$—
Unrealized appreciation on open forward contracts	1,399,195	—	1,399,195	—
Futures contracts sold	339,032	339,032	—
Futures contracts purchased	8,289,304	8,289,304	—	—

Total Assets Measured at Fair Value	$45,774,601	$8,628,336	$37,146,265	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$701,938	$—	$701,938	$—

Total Liabilities Measured at Fair Value	$701,938	$—	$701,938	$—

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$42,403,057	$—	$42,403,057	$—
Unrealized appreciation on open forward contracts	696,512	—	696,512	—
Futures contracts purchased	1,573,761	1,573,761	—	—

Total Assets Measured at Fair Value	$44,673,330	$1,573,761	$43,099,569	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$1,552,248	$—	$1,552,248	$—
Futures contracts sold	35,632	35,632	—	—

Total Liabilities Measured at Fair Value	$1,587,880	$35,632	$1,552,248	$—

Superfund Green, L.P. — Series A

	Balance
	September 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$15,266,612	$—	$15,266,612	$—
Unrealized appreciation on open forward contracts	410,062	—	410,062	—
Futures contracts sold	112,623	112,623	—	—
Futures contracts purchased	2,722,211	2,722,211	—	—

Total Assets Measured at Fair Value	$18,511,508	$2,834,834	$15,676,674	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$184,059	$184,059	$—	$—

Total Liabilities Measured at Fair Value	$184,059	$184,059	$—	$—

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$16,019,268	$—	$16,019,268	$—
Unrealized appreciation on open forward contracts	187,448	—	187,448	—
Futures contracts purchased	465,462	465,462	—	—

Total Assets Measured at Fair Value	$16,672,178	$465,462	$16,206,716	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$421,267	$—	$421,267	$—
Futures contracts sold	10,673	10,673	—	—

Total Liabilities Measured at Fair Value	$431,940	$10,673	$421,267	$—

Superfund Green, L.P. — Series B

	Balance
	September 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$20,480,458	$—	$20,480,458	$—
Unrealized appreciation on open forward contracts	989,133	—	989,133	—
Futures contracts sold	226,409	226,409	—	—
Futures contracts purchased	5,567,093	5,567,093	—	—

Total Assets Measured at Fair Value	$27,263,093	$5,793,502	$21,469,591	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$517,879	$517,879	$—	$—

Total Liabilities Measured at Fair Value	$517,879	$517,879	$—	$—

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$26,383,789	$—	$26,383,789	$—
Unrealized appreciation on open forward contracts	509,064	—	509,064	—
Futures contracts purchased	1,108,299	1,108,299	—	—

Total Assets Measured at Fair Value	$28,001,152	$1,108,299	$26,892,853	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$1,130,981	$—	$1,130,981	$—
Futures contracts sold	24,959	24,959	—	—

Total Liabilities Measured at Fair Value	$1,155,940	$24,959	$1,130,981	$—

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

Superfund Green, L.P.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	September 30, 2010	at September 30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$1,399,195	$—	$1,399,195

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(701,938)	(701,938)

Futures contracts	Futures contracts purchased	8,289,304	—	8,289,304

Futures contracts	Futures contracts sold	339,032	—	339,032

Totals		$10,027,531	$(701,938)	$9,325,593

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

			Change in Unrealized
Derivatives not Designated as		Realized Gain (Loss) on	Appreciation (Depreciation)
Hedging Instruments under	Location of Gain (Loss) on	Derivatives Recognized in	on Derivatives Recognized in
ASC 815	Derivatives Recognized in Income	Income	Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$753,210	$796,489

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	1,774,760	5,133,741

Total		$2,527,970	$5,930,230

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

			Change in Unrealized
Derivatives not Designated as		Realized Gain (Loss) on	Appreciation (Depreciation)
Hedging Instruments under	Location of Gain (Loss) on	Derivatives Recognized in	on Derivatives Recognized in
ASC 815	Derivatives Recognized in Income	Income	Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$(2,965,723)	$1,552,992

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	1,257,559	7,090,208

Total		$(1,708,164)	$8,643,200

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009:

			Change in Unrealized
Derivatives not Designated as		Realized Gain (Loss) on	Appreciation (Depreciation)
Hedging Instruments under	Location of Gain (Loss) on	Derivatives Recognized in	on Derivatives Recognized in
ASC 815	Derivatives Recognized in Income	Income	Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$(5,844,157)	$(704,912)

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	(29,998,081)	(1,692,797)

Total		$(35,842,238)	$(2,397,709)

	As of September 30, 2010
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$1,398,493	1.7	$(24,405)	(0.0) *	$702	0.0	*	$(677,533)	(0.8)	$697,257
Currency	1,647,144	2.0	(53,332)	(0.1)	—	—		—	—	1,593,812
Financial	155,242	0.2	(33,807)	(0.0) *	—	—		(247,938)	(0.3)	(126,503)
Food & Fiber	1,294,239	1.5	(27,152)	(0.0) *	3,540	0.0	*	(5,092)	(0.0) *	1,265,535
Indices	648,766	0.8	(377,567)	(0.5)	31,962	0.0	*	(5,993)	(0.0) *	297,168
Metals	4,125,355	4.9	—	—	—	—		—	—	4,125,355
Energy	877,255	1.0	—	—	880,730	1.1		(318,176)	(0.4)	1,439,809
Livestock	78,000	0.1	(44,840)	(0.1)	—	—		—	—	33,160

Totals	$10,224,494	12.2	$(561,103)	(0.7)	$916,934	1.1		$(1,254,732)	(1.5)	$9,325,593

*	Due to rounding
Superfund Green, L.P. average monthly contract volume by market sector as of quarter ended September 30, 2010:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	202	160	$1,626,165	$1,161,403

	Average Number of	Average Number of
	Long Contracts	Short Contracts
Currency	2,085	660
Financial	5,293	1,819
Food & Fiber	536	211
Indices	4,500	1,239
Metals	1,094	65
Energy	458	612
Livestock	735	1,191

Total	14,903	5,957

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$753,210	$796,489	$1,549,699
Currency	3,571,998	777,899	4,439,897
Financial	3,092,386	(3,331,431)	(239,045)
Food & Fiber	(550,285)	1,327,047	776,762
Indices	(1,404,650)	1,021,441	(383,209)
Metals	332,880	3,788,411	4,121,291
Livestock	(6,980)	82,280	75,300
Energy	(3,260,589)	1,468,094	(1,792,495)

Total net trading gains	$2,527,970	$5,930,230	$8,458,200

	For the Nine Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(2,965,723)	$1,552,992	$(1,412,731)
Currency	(696,270)	2,224,949	1,528,679
Financial	12,291,242	209,500	12,500,742
Food & Fiber	(1,296,991)	205,073	(1,091,918)
Indices	(1,642,649)	(1,854,718)	(3,497,367)
Metals	(682,817)	5,177,931	4,495,114
Livestock	(520,650)	103,720	(416,930)
Energy	(6,194,306)	1,023,753	(5,170,553)

Total net trading gains (losses)	$(1,708,164)	$8,643,200	$6,935,036

Superfund Green, L.P. — Series A
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives at
Type of Instrument	Liabilities Location	September 30, 2010	September 30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$410,062	$—	$410,062

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(184,059)	(184,059)

Futures contracts	Futures contracts purchased	2,722,211	—	2,722,211

Futures contracts	Futures contracts sold	112,623	—	112,623

Totals		$3,244,896	$(184,059)	$3,060,837

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

			Change in Unrealized
Derivatives not Designated as		Realized Gain (Loss) on	Appreciation (Depreciation)
Hedging Instruments under	Location of Gain (Loss) on	Derivatives Recognized in	on Derivatives Recognized in
ASC 815	Derivatives Recognized in Income	Income	Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$218,000	$259,422

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	704,475	1,644,016

Total		$922,475	$1,903,438

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

			Change in Unrealized
Derivatives not Designated as		Realized Gain (Loss) on	Appreciation (Depreciation)
Hedging Instruments under	Location of Gain (Loss) on	Derivatives Recognized in	on Derivatives Recognized in
ASC 815	Derivatives Recognized in Income	Income	Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$(815,878)	$459,821

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	807,445	2,380,046

Total		$(8,433)	$2,839,867

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009:

			Change in Unrealized
Derivatives not Designated as		Realized Gain (Loss) on	Appreciation (Depreciation)
Hedging Instruments under	Location of Gain (Loss) on	Derivatives Recognized in	on Derivatives Recognized in
ASC 815	Derivatives Recognized in Income	Income	Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$(1,475,144)	$(201,621)

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	(7,292,990)	(390,070)

Total		$(8,768,134)	$(591,691)

	As of September 30, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$409,828	1.2	$(10,582)	(0.0)	*	$234	0.0	*	$(173,477)	(0.5)	$226,003
Currency	540,076	1.5	(17,213)	(0.0)	*	—	—		—	—	522,863
Financial	52,909	0.1	(11,486)	(0.0)	*	—	—		(85,008)	(0.2)	(43,585)
Food & Fiber	411,251	1.1	(8,263)	(0.0)	*	2,290	0.0	*	(1,273)	(0.0) *	404,005
Indices	215,691	0.6	(120,955)	(0.3)		12,291	0.0	*	(1,918)	(0.0) *	105,109
Metals	1,339,754	3.8	—	—		—	—		—	—	1,339,754
Energy	305,947	0.9	—	—		289,130	0.8		(102,889)	(0.3)	492,188
Livestock	29,430	0.1	(14,930)	(0.1)		—	—		—	—	14,500

Totals	$3,304,886	9.3	$(183,429)	(0.4)		$303,945	0.8		$(364,565)	(1.0)	$3,060,837

*	Due to rounding
Series A average monthly contract volume by market sector as of quarter ended September 30, 2010:

Average
	Average	Average	Value of
	Number of	Number of	Long	Average Value of
	Long Contracts	Short Contracts	Positions	Short Positions
Foreign Exchange	81	56	$483,120	$343,572

	Average	Average
	Number of	Number of
	Long Contracts	Short Contracts
Currency	695	215
Financial	1,346	759
Food & Fiber	224	52
Indices	1,607	350
Metals	361	28
Energy	287	590
Livestock	81	12

Totals	4,682	2,062

Series A trading results by market sector:

	For the Three Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$218,000	$259,422	$477,422
Currency	1,195,663	254,913	1,450,576
Financial	1,036,289	(1,082,926)	(46,637)
Food & Fiber	(175,293)	420,277	244,984
Indices	(521,452)	324,133	(197,319)
Metals	159,677	1,198,546	1,358,223
Livestock	(600)	29,960	29,360
Energy	(989,809)	499,113	(490,696)

Total net trading gains	$922,475	$1,903,438	$2,825,913

	For the Nine Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(815,878)	$459,821	$(356,057)
Currency	(83,225)	699,458	616,233
Financial	3,920,646	33,843	3,954,489
Food & Fiber	(458,064)	109,031	(349,033)
Indices	(560,533)	(492,437)	(1,052,970)
Metals	(85,092)	1,623,549	1,538,457
Livestock	(156,600)	34,560	(122,040)
Energy	(1,769,687)	372,042	(1,397,645)

Total net trading gains (losses)	$(8,433)	$2,839,867	$2,831,434

Superfund Green, L.P. — Series B
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	September 30, 2010	at September 30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$989,133	$—	$989,133

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(517,879)	(517,879)

Futures contracts	Futures contracts purchased	5,567,093	—	5,567,093

Futures contracts	Futures contracts sold	226,409	—	226,409

Totals		$6,782,635	$(517,879)	$6,264,756

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

			Change in Unrealized
			Appreciation
Derivatives Not			(Depreciation) on
Accounted for as	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Hedging Instruments	Derivatives Recognized in	Derivatives Recognized in	Recognized
under ASC 815	Income	Income	in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$535,210	$537,067

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	1,070,285	3,489,725

Total		$1,605,495	$4,026,792

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

			Change in Unrealized
			Appreciation
Derivatives Not			(Depreciation) on
Accounted for as	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Hedging Instruments	Derivatives Recognized in	Derivatives Recognized in	Recognized
under ASC 815	Income	Income	in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$(2,149,845)	$1,093,171

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	450,114	4,710,162

Total		$(1,699,731)	$5,803,333

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009:

			Change in Unrealized
			Appreciation
Derivatives Not			(Depreciation) on
Accounted for as	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Hedging Instruments	Derivatives Recognized in	Derivatives Recognized in	Recognized
under ASC 815	Income	Income	in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$(4,369,013)	$(503,291)

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	(22,705,091)	(1,302,727)

Total		$(27,074,104)	$(1,806,018)

	As of September 30, 2010
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$988,665	1.9	$(13,823)	(0.0) *	$468	0.0	*	$(504,056)	(1.0)	$471,254
Currency	1,107,068	2.3	(36,119)	(0.1)	—	—		—	—	1,070,949
Financial	102,333	0.2	(22,321)	(0.0) *	—	—		(162,930)	(0.3)	(82,918)
Food & Fiber	882,988	1.8	(18,889)	(0.0) *	1,250	0.0	*	(3,819)	(0.0) *	861,530
Indices	433,075	0.9	(256,612)	(0.5)	19,671	0.0	*	(4,075)	(0.0) *	192,059
Metals	2,785,601	5.8	—	—	—	—		—	—	2,785,601
Energy	571,308	1.2	—	—	591,600	1.2		(215,287)	(0.4)	947,621
Livestock	48,570	0.1	(29,910)	(0.1)	—	—		—	—	18,660

Totals	$6,919,608	14.2	$(377,674)	(0.7)	$612,989	1.2		$(890,167)	(1.7)	$6,264,756

*	Due to rounding

Series B average monthly contract volume by market sector for quarter ended September 30, 2010:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	121	104	$1,143,045	$817,831

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	1,390	445
Financial	3,947	1,060
Food & Fiber	312	159
Indices	2,893	889
Metals	733	37
Livestock	171	22
Energy	654	1,179

Totals	10,221	3,895

The Fund’s trading results by market sector

	For the Three Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$535,210	$537,067	$1,072,277
Currency	2,376,335	522,986	2,899,321
Financial	2,056,097	(2,248,505)	(192,408)
Food & Fiber	(374,992)	906,770	531,778
Indices	(883,198)	697,308	(185,890)
Metals	173,203	2,589,865	2,763,068
Livestock	(6,380)	52,320	45,940
Energy	(2,270,780)	968,981	(1,301,799)

Total net trading gains	$1,605,495	$4,026,792	$5,632,287

	For the Nine Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(2,149,845)	$1,093,171	$(1,056,674)
Currency	(613,045)	1,525,491	912,446
Financial	8,370,596	175,657	8,546,253
Food & Fiber	(838,927)	96,042	(742,885)
Indices	(1,082,116)	(1,362,281)	(2,444,397)
Metals	(597,725)	3,554,382	2,956,657
Livestock	(364,050)	69,160	(294,890)
Energy	(4,424,619)	651,711	(3,772,908)

Total net trading gains (losses)	$(1,699,731)	$5,803,333	$4,103,602

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of September 30, 2010, there were no amounts due to brokers.
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
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. In accordance with Post-Effective Amendment No. 1 to the Prospectus of the Fund dated August 13, 2010 (the “Prospectus”), included within the Registration Statement on Form S-1 (File No. 333-162132), Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to the Prospectus.
Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.
During the third quarter of 2010, Superfund Green, L.P. — Series B paid $73,411 in selling commissions on behalf of Superfund Green, L.P. — Series A. This amount should have been paid directly by Series A. A payable to Series B in the amount of $73,411 has been included on Series A’s statement of assets and liabilities.
8. Financial highlights
Financial highlights for the period January 1 through September 30 are as follows:

	2010		2009
	Series A	Series B	Series A	Series B
Total return before incentive fees*	1.1%	0.9%	(23.2)%	(34.3)%

Incentive fees*	0.0%	0.0%	0.0%	0.03%

Total return after incentive fees*	1.1%	0.9%	(23.2)%	(34.6)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	9.3%	10.4%	8.6%	9.5%
Incentive fees	0.0%	0.0%	0.0%	0.7%

Total expenses	9.3%	10.4%	8.6%	10.2%

Net investment	(9.2)%	(10.4)%	(8.5)%	(9.4)%

Net asset value per unit, beginning of period	$1,354.49	$1,454.64	$1,932.30	$2,600.96
Net investment loss	(91.36)	(108.86)	(106.20)	(154.92)
Net loss on investments	106.04	122.25	(341.18)	(746.09)

Net asset value per unit, end of period	$1,369.17	$1,468.03	$1,484.92	$1,699.95

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$17.41	$8.69	$(436.83)	$(869.39)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$14.68	$13.39	$(447.38)	$(901.01)

Financial highlights for the period July 1 through September 30 are as follows:

	2010		2009
	Series A	Series B	Series A	Series B
Total return before incentive fees*	6.1%	10.1%	(1.9)%	(3.1)%
Incentive fees*	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	6.1%	10.1%	(1.9)%	(3.1)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	8.8%	9.7%	9.1%	10.2%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	8.8%	9.7%	9.1%	10.2%

Net investment	(8.6)%	(9.6)%	(9.0)%	(10.2)%

Net asset value per unit, beginning of period	$1,290.29	$1,333.65	$1,514.39	$1,753.71
Net investment loss	(28.35)	(32.84)	(33.14)	(42.38)
Net loss on investments	107.22	167.22	3.67	(11.38)

Net asset value per unit, end of period	$1,369.17	$1,468.03	$1,484.92	$1,699.95

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$77.85	$131.54	$(25.22)	$(47.24)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$78.88	$134.38	$(29.47)	$(53.76)

*	Not annualized

**	Annualized, except for incentive fees
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
For the Fund, gross unrealized gains and losses related to exchange-traded futures were $9,742,233 and $1,113,897, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $1,399,195 and $701,938, respectively, at September 30, 2010.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $3,198,769 and $363,935, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $410,062 and $184,059, respectively, at September 30, 2010.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $6,543,464 and $749,962, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $989,133 and $517,879, respectively, at September 30, 2010.

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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., MF Global Inc. and Rosenthal Collins Group, L.L.C.
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
The majority of these futures and forwards mature within one year of September 30, 2010. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. The Prospectus provides if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.
11. Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2010, the Fund has accepted subscriptions totaling $1,934,205, and redemptions over the same period totaled $3,956,376. For the quarter ended September 30, 2010, subscriptions totaling $1,300,671 in Series A and $633,534 in Series B have been accepted and redemptions over the same period totaled $1,751,678 in Series A and $2,204,698 in Series B.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2010
In September, the Fund’s allocation to global equities proved successful as equities moved sharply higher. Indices in the United States (“U.S.”) experienced gains as the combined effects of excellent technology earnings and elevated M&A activity drove the Nasdaq index 13.1% higher. Although short positions in European indices experienced losses as the Dow Jones Eurostoxx, France’s CAC-40 and Spain’s IBES finished 5.0%, 6.4% and 2.5% higher, respectively, long positions in Korea’s Kospi index, which finished 7.4% higher, performed well amid upward revisions in the country’s current account surplus. A mixture of long and short positions led the Fund to an overall gain in the stock indices sector. The long-term upward trend in Canadian 3-month bank acceptance and Australian 90-day bank bill futures reversed, resulting in losses for the Fund’s short rates allocation. The selloff in Canada of 3-month bank notes was attributed to the Bank of Canada raising rates by 25 basis points for the third time since June, along with a better than expected rebound in Canadian employment and household spending. Australian short-term interest rates sold off dramatically in response to employers adding more jobs than forecast. In the U.S., 3-month Eurodollar futures bucked the global trend, trading higher as better than expected economic data was overshadowed by statements that the Federal Reserve was prepared to implement a second wave of unconventional monetary easing. Long positions in short-term interest rate products led the Fund to an overall loss on the month. Negative dollar statements by the Federal Reserve served as a catalyst for extreme currency market moves worldwide. The Australian dollar led the way, finishing 9.0% higher on the U.S. dollar. The Swiss franc finished 3.5% higher as investors perceived a safe haven play with the Japanese yen and U.S. dollar in tumult. Emerging market currencies also performed well as the South African rand, Brazilian real, and Korean won finished 6.0%, 3.7% and 4.8% higher, respectively. The Fund’s long positions in currency markets led to an overall gain on the month. The Fund obtained strong results from its allocation to the metals markets in September as investors sought safety from the devaluation of fiat currencies and exposure to alternative assets. As the dollar collapsed to a seven-month low, silver gained 12.2% on the month, breeching a 30-year high. Long positions in base metals performed well as positive early month manufacturing readings in the U.S. and China sent copper futures higher. London copper added 8.5% amid falling inventories while aluminum and nickel posted gains of 14.7% and 12.4%, respectively. December gold futures marched higher in September, finishing up 4.7% on the month and establishing a new all-time high above $1,300 per ounce. Long positions in the metals sector led the Fund to an overall gain on the month.
In August, the Fund’s allocations to global equity futures markets underperformed as heightening uncertainty continued to drive market volatility. The Dow Jones index finished the month down 3.9% as a poor labor market, deteriorating durable goods sales, and acute housing market declines challenged investor confidence. The Fund also lost ground in Europe as markets reversed lower with the French CAC 40, the Spanish IBEX 35 and the Italian MIB 40 finishing 4.2%, 2.7%, and 6.3% lower, respectively. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The strong upward trend in U.S. Treasury bond futures persisted with the front-month contract trading to an 18-month high while front-month 10-year Japanese government bond futures traded up to their highest level since 2003 as Japan’s gross domestic product (“GDP”) growth missed expectations by rising at an annualized rate of only 0.4%. A mixture of long and short bond futures positions led the Fund to an overall gain on the month. The Fund’s net long allocation to short-term interest rate futures yielded positive returns in August due to the prevailing fear that global growth was languishing. The long-term upward trend in 3-month Eurodollar futures extended higher after the U.S. Federal Reserve reversed plans to exit from monetary stimulus and decided to keep its bond holdings level with the possibility of resuming purchases. Long positions in the interest rate sector led the Fund to an overall gain on the month. The Fund experienced gains from its allocation to currency markets as positions in the Japanese yen and the Swiss franc performed well amid a growing sense of uncertainty surrounding the global economic recovery. Japan’s currency rallied to a 15-year high against the U.S. dollar while the Swiss franc ended the month 2.2% higher. Alternatively, long positions in the Canadian dollar and Mexican peso ended the month 3.5% and 4.1% lower against the U.S. dollar as investors curbed exposure to these major U.S. trade partners’ currencies amid flagging U.S. data. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s trading systems yielded positive results in the metals sector as strong gains on long positions in gold outweighed negative performance in base metals. December gold contracts finished 5.5% higher as investment demand surged, more than doubling in the second quarter. Meanwhile, results suffered in the base metals as these markets succumbed to the same inputs that supported gold. In China, aluminum production was shuttered by another 330,000 tons while manufacturing grew at the slowest pace in 17 months, sparking fears of a double dip recession. These factors led to the possibility of weakening demand, subsequently putting downside pressure on London aluminum and nickel, which ended the month down 5.3% and 1.5%, respectively. A mixture of long and short metals positions led the Fund to an overall gain on the month. The Fund also saw strong results in global energy markets as these products established solid trends for most of August. Demand prospects for natural gas declined as July’s new and existing home sales data unexpectedly fell while initial jobless claims rose. Milder weather and the reduced threat of Atlantic hurricanes moving into the Gulf of Mexico pushed stockpiles to near-record highs. The Fund’s short positions in natural gas produced substantial gains as front-month futures traded well below the 50/100/200 day moving averages, finishing with a loss of 22.4% on the month. Rising U.S. jobless claims, contracting manufacturing and a widening trade deficit sent October crude down 9.3% on the month. A mixture of long and short positions in the energy sector led the Fund to an overall gain for the month.
In July, equities rallied impressively despite macroeconomic data that continued to point to various challenges moving forward. Strong corporate earnings reports, increased certainty following the passage of the Dodd-Frank financial reform law, and a settlement between the Securities and Exchange Commission and Goldman Sachs combined to produce sharply higher equity prices. The S&P 500 rallied to finish the month 7.0% higher, stopping out the Fund’s short positions early in the month. Asian equities also moved higher, fueled by growing optimism in China. The Hang Seng index responded with steady returns, finishing the month 4.4% higher, while Australia’s SPI 200 gained 4.7% on the month. In Europe, the the UK’s FTSE 100 and the Amsterdam EOE Index recovered most of the prior month’s losses, ending the month 7.2% and 4.4% higher, respectively, due in part to positive European bank stress tests results. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The U.S. dollar index declined 5.4% on the month amid falling U.S. household sentiment, poor private sector job growth, and expectations of rate increase diminishing. Accordingly, investors rotated assets into alternative safe haven currencies such as the Japanese yen and the Swiss franc, which ended the month 2.4% and 3.5% higher, respectively. The Australian dollar finished the month 7.4% higher as prospects for higher interest rates increased amid strong consumer prices and surging metals markets. Asian regional currencies also fared well as the Singapore dollar and New Zealand dollar finished the month 2.6% and 6.0% higher, respectively, benefitting from a return of risk appetite and increasing comfort with Chinese growth prospects following a sharp reversal higher in Chinese equities. The Fund’s long positions in the currency sector led to an overall gain on the month. The energy sector languished as mixed fundamental data produced choppy range-bound markets in both crude oil and natural gas. Large natural gas reserves caused prices to fall throughout the month even as above-average temperatures across the U.S. bolstered cooling demand. Similarly, short positions in crude oil suffered as positive U.S. retail sales figures and the IMF boosting its growth forecast sent values higher. A decrease in jobless claims combined with improving confidence in Europe’s economic recovery to spur initiation of long positions by month-end as September crude oil futures finished 3.7% higher on the month. A mixture of long and short positions in the energy sector led the Fund to an overall loss on the month.

For the third quarter of 2010, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the energy sector.
Three Months Ended June 30, 2010
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
Three Months Ended March 31, 2010
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
In February, world bond markets experienced volatile action as sovereign debt contagion worries spread while economic data showed promising signs. The Fund’s net short position in U.S. 30-year Treasury bonds fell prey to small losses as futures rallied near month-end despite better than expected economic reports. In Europe, March bonds surged at month-end to finish moderately higher, producing overall gains for the Fund’s long positions. Overall, a mixture of long and short positions in the bonds sector produced a gain for the Fund for the month. Global short-term interest rate futures traded higher in February, continuing a strong-upward trend and providing the Fund with positive returns. In the U.S., three-month Eurodollar futures rallied to new highs after the Federal Reserve unexpectedly raised the discount rate but reaffirmed that the federal funds rate will remain at exceptionally low levels for an extended period. The Fund’s long positions in the interest rates sector resulted in a gain for the month. Fundamentals in the grain sector improved enough to offset the U.S. dollar rally. May soybeans, wheat and corn finished the month 3.9%, 6.3% and 5.7% higher, respectively. A mixture of long and short positions in the grains sector led to a loss for the Fund on the month. The Fund experienced solid returns in global energy markets in February as macroeconomic data continued to impress. Crude oil finished 8.5% higher, while the ample supply of natural gas proved too much to keep prices high for long. Natural gas finished 6.1% lower, benefiting the Fund’s short positions in this market. A mixture of long and short positions in the energy sector led to an overall loss for the Fund on the month. New York and London front-month sugar futures reversed sharply, finishing the month 19.2% and 9.8% lower, respectively, while May New York cocoa contracts lost 10.2% on the month. Chinese cotton production was estimated to have fallen 15% from the prior year, propelling May cotton to a gain of 16.7% on the month. A mixture of long and short positions in the agricultural sector led to a loss for the Fund on the month.
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
Three Months Ended September 30, 2009
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
In February, equities continued their collapse as dark economic clouds hung over global markets. In Asia, major indices lost between 3% and 9%. The Nikkei Index fell nearly 4.7% amid a startling 84% drop in January machine orders (year over year). The Fund’s short positions in stock indices produced gains on the month. Front month U.S. 30-year bond futures finished slightly lower as the unexpected inflation readings and massive debt supply offset the short term inflation outlook. European bonds returned to recent highs as reports showed economic contraction of 1.5% in the 4th quarter, the most in 13 years. Japanese bonds also returned to recent highs as GDP shrank at a 12.7% annualized rate in the fourth quarter. The Fund’s long positions in the bonds sector produced gains for the month. May soybean futures showed strength early in the month on concern that dry conditions in Argentina would result in significant production losses. Nonetheless, soybeans finished over 10.7% lower as the combination of timely rains and persistent U.S. dollar strength weighed on values. May corn futures finished 8% lower despite the dry weather in Argentina leading the USDA to lower world production estimates by 4.6 million tons. The Fund’s short positions in the grains sector resulted in gains for the month. U.S. crude inventories rose to 351.3 million barrels versus 299.8 million barrels in February 2009 despite several rounds of OPEC production cuts. Despite the negative news, April crude managed a late rally of over 20% to finish with a loss of 3.3% on the back of a bullish gasoline inventory report. April gasoline futures rallied over 20% from its lows to finish 1.3% higher as capacity utilization in the refining sector shrank to 81.4%. April natural gas finished 6.2% lower as supplies stood more than 12% above the five-year average. The Fund’s short positions in the energy sector resulted in overall gains for the month.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2010 and December 31, 2009.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2010-06
In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 and 2 categories, nor does it hold level 3 assets or liabilities. The Funds do not anticipate the amendments effective for fiscal years beginning after December 15, 2010 to have an impact on the Funds’ results of operations, financial condition or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4T. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no sales of unregistered securities during the quarter ended September 30, 2010.
(b) Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2010:
     Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2010	392.236	1,257.40
August 31, 2010	283.670	1,309.53
September 30, 2010	647.373	1,369.17

	1,323.279

     Series B:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2010	485.574	1,283.78
August 31, 2010	477.002	1,366.27
September 30, 2010	632.892	1,468.03

	1,595.468

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

Date: November 15, 2010	SUPERFUND GREEN, L.P. (Registrant)
	By:	Superfund Capital Management, Inc.
General Partner

By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1