Form 10-K
period 2010-12-31
SUPERFUND GREEN, L.P.
filed 2011-03-31
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated August 13, 2010, included within the Post-Effective Amendment No. 1 to Superfund Green, L.P.’s Registration Statement on Form S-1 (File No. 333-162132), is incorporated by reference into Item 1 and Item 5.

PART I
Item 1. Business.
(a) General Development of Business
     Superfund Green, L.P. (the “Fund”), is a limited partnership which was organized on May 3, 2002, under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Fifth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund is organized as two separate series of limited partnership units (the “Units”), Series A and Series B (each, a “Series”). The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The general partner and trading manager of the Fund is Superfund Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is subject to the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission (the “CFTC”), and the rules of the National Futures Association (the “NFA”).
     The Fund originally filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) for the sale of $200,000,000 of Units at $1,000 each, which registration statement was declared effective on October 22, 2002. The Unit selling price during the initial offering period, which ended on October 31, 2002, was $1,000. The Fund subsequently filed additional registration statements with the SEC to bring the total dollar amount of Units registered for sale to $211,838,386 for Series A and $314,344,796 for Series B. Since November 1, 2002, Units have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The selling price per Unit during the continuing offering period is the net asset value per Unit as of the last business day of the month in which the subscription is accepted.
     In the initial and continuing offering periods through December 31, 2010, a total of $123,500,390 has been invested in Series A and a total of $143,531,072 has been invested in Series B. A total of $100,004,011 has been redeemed from Series A and a total of $89,998,490 has been redeemed from Series B during these same periods.
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
(c) Narrative Description of the Business
     A description of the business of the Fund, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Fund’s Prospectus dated August 13, 2010, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges to Each Series” and such description is incorporated herein by reference from the Prospectus.
     The Fund conducts its business in one industry segment: the speculative trading of futures and forward contracts and options thereon. The Fund is a market participant in the “managed futures” industry. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds, such as the Fund, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Fund has no employees and does not engage in the sale of goods or services.
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
     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract. Superfund Capital Management believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Fund’s trading strategy.
     The Fund may also trade in dealer markets for forward and swap contracts, which are not currently regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not currently subject to regulation by any United States government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010. Dodd-Frank includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time. Dodd-Frank will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by Dodd-Frank may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.
     Dodd-Frank also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Fund may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market. Rather, when Dodd-Frank goes into effect in July 2011, the Fund may be limited to engaging in “retail forex transactions” which could limit the Fund’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Thus, limiting the Fund’s potential forward currency counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its forward currency transactions. Although the impact of requiring the Fund to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.
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

As of December 31, 2010, there were 1,404 holders of Series A Units and 2,377 holders of Series B Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Fund during 2010 or 2009. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus, dated August 13, 2010, included within the Registration Statement on Form S-1 (File No. 333-162132), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2010:
Series A:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)
October 31, 2010	558.096	1,447.26
November 30, 2010	464.477	1,408.07
December 31, 2010	461.770	1,550.72

Total	1,484.343

Series B:

	Units	Net Asset Value
Month	Redeemed	per Unit ($)
October 31, 2010	751.464	1,590.40
November 30, 2010	610.594	1,538.85
December 31, 2010	1,239.420	1,773.52

Total	2,601.478

Item 6. Selected Financial Data.
     Not required.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2010, subscriptions totaling $10,978,166 for the Fund as a whole, $7,239,910 in Series A and $3,738,256 in Series B had been accepted and redemptions over the same period totaled $18,316,575 for the Fund as a whole, $7,086,271 in Series A and $11,230,304 in Series B.
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
Results of Operations
2010
Series A:
     Net results for the year ended December 31, 2010 were a gain of 14.5% in net asset value compared to the preceding year. In this period, Series A experienced a net increase in net assets from operations of $5,090,804. This net increase consisted of interest income of $28,761, trading gains of $8,264,993, and total expenses of $3,202,950. Expenses included $656,877 in management fees, $355,069 in ongoing offering expenses, $53,260 in operating expenses, $1,420,292 in selling commissions, $702,326 in brokerage commissions and $15,126 in other expenses. At December 31, 2010, and December 31, 2009, the net asset value per Unit of Series A was $1,550.72 and $1,354.49, respectively.

Series B:
     Net results for the year ended December 31, 2010 were a gain of 21.9% in net asset value compared to the preceding year. In this period, Series B experienced a net increase in net assets from operations of $10,177,233. This net increase consisted of interest income of $30,069, trading gains of $15,192,242, and total expenses of $5,045,078. Expenses included $924,148 in management fees, $499,541 in ongoing offering expenses, $74,929 in operating expenses, $1,998,175 in selling commissions, $1,529,233 in brokerage commissions and $19,052 in other expenses. At December 31, 2010, and December 31, 2009, the net asset value per Unit of Series B was $1,773.52 and $1,454.64, respectively.
Fund results for 4th Quarter 2010:
     In December, the Fund experienced gains in the stock indices sector as government measures in the U.S. and Europe continued to provide a strong foundation for share appreciation. Asian stock indices also appreciated with the exception of China, which declined as the central bank raised rates again in its ongoing effort to control inflation. A mixture of long and short positions in the stock indices sector led the Fund to an overall gain on the month. Currency trends also accelerated into year end with Brazil, Chile, Australia and Canada continuing to attract flows due to commodity market strength. The U.S. dollar index finished the month 1.3% higher. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund also experienced gains in the energy sector as inventories declined and the U.S. dollar struggled into year end. The Fund’s mixture of long and short positions in the energy sector led to an overall gain on the month. The Fund experienced gains in metals as gold, silver and copper closed the year at their highs, buoyed by excellent investor and industrial demand. Grain and agricultural markets also appreciated amid strong demand. The Fund’s long grain sector positions led to an overall gain on the month.
     In November, results in equity indices, while mixed overall, led to modest gains. Positions in Europe were profitable as contagion risks for peripheral members of the European Union (“EU”) rose. Spain’s IBEX, Italy’s MIB40 and Greece’s ASE20 finished the month down 13.8%, 10.8% and 11.7%, respectively, while Japan’s Nikkei finished the month 8.2% higher. A mixture of long and short stock indices positions led the Fund to an overall gain on the month. The Fund’s allocation to global bond markets finished with gains for the month as long term debt futures finished steadily lower. The size of the debt problem in weaker EU nations and the need for collectivization of that debt forced bund and gilt yields higher. U.S. treasuries moved sharply lower as the size of the U.S. Federal Reserve’s second round of quantitative easing (“QE2”) program came in well above expectations. A mixture of long and short bond positions led the Fund to an overall gain on the month. In the U.S., 3-month Eurodollars moved steadily lower over the month as longer term inflation prospects rose with the announcement of QE2 by the Federal Reserve and strong macroeconomic reports. In Europe, long positions in 3-month Euribor futures finished higher as prospects for low rates increased as the need to establish competitive growth rates became critical amid the serious funding shortfalls. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund incurred losses in the currency markets in November as European sovereign risk returned to the forefront, reversing trends in various currency pairs. The euro reversed dramatically, finishing the month down 6.3% against the U.S. dollar, as Ireland’s heavily levered banking sector sought assistance from the EU and International Monetary Fund. Investors moved back into the U.S. dollar, which finished the month 4.9% higher, as currencies in Denmark, Hungary and Sweden finished 6.3%, 10.4% and 4.5% lower, respectively. A mixture of long and short currencies positions led the Fund to an overall loss on the month. The Fund experienced losses in grain markets in November as tightening monetary conditions in China and a stronger U.S. dollar led to depreciation in the grain markets. March corn finished 8.5% lower after breaching the $6 mark early in the month. March wheat contracts finished with a loss of 8.8%, off over 20% from contract highs made in August. The Fund’s long positions in the grains sector led to an overall loss on the month.
     In October, the stock indices sector continued to perform well as stock indices in all regions advanced. In the U.S., the Nasdaq finished 6.3% higher, as technology shares led the benchmark higher as a result of positive earnings. In Asia, China’s H-shares finished 6.0% higher as investors continued to favor Chinese growth prospects. In Europe, the German DAX finished 6.2% higher as factory orders and industrial production figures exceeded expectations. The Fund’s mixture of long and short positions led the stock indices sector to an overall gain on the month. The Fund experienced gains in its currency allocations as the U.S. dollar continued its steady decline, finishing the month 1.9% lower against the U.S. dollar, while the U.S. Federal Reserve signaled to the world its commitment to providing additional stimulus as needed to support growth. The Fund obtained gains in the yen, which finished the month 3.6% higher against the U.S. dollar, as the Japanese approved quantitative easing and their positive current account combined with low yields in the U.S. attracted domestic and foreign capital. A mixture of long and short positions in the currencies sector led the Fund to an overall gain on the month. December gold contracts finished the month 3.7% higher, falling just shy of reaching the $1,400 per ounce level. December silver contract positions also posted gains, finishing the month 12.6% higher, as silver approached a 30-year high on belief that it provides both diversification from the U.S. dollar and exposure to economic growth in its role as an industrial metal. Base metals also performed well with London copper and zinc advancing 2.2% and 10.5% higher, respectively. The Fund’s long positions in metals produced an overall gain on the month.
     For the fourth quarter of 2010, the most profitable market group overall was the stock indices sector, while the greatest losses were attributable to positions in the interest rates sector.

Fund results for 3rd Quarter 2010:
     In September, the Fund’s allocation to stock indices led to gains as equities moved sharply higher. Indices in the U.S. experienced gains as the combined effects of excellent technology earnings and elevated merger and acquisition activity led the Nasdaq index 13.1% higher. Although short positions in European indices experienced losses as the Dow Jones Eurostoxx, France’s CAC40 and Spain’s IBEX finished 5.0%, 6.4% and 2.5% higher, respectively, long positions in Korea’s Kospi index, which finished 7.4% higher, performed well amid upward revisions in the country’s current account surplus. A mixture of long and short positions led the Fund to an overall gain in the stock indices sector. The long-term upward trend in Canadian 3-month bank acceptance and Australian 90-day bank bill futures reversed, resulting in losses for the Fund’s short interest rates allocation. The selloff in Canada of 3-month bank notes was attributed to the Bank of Canada raising interest rates by 25 basis points for the third time since June, along with a better than expected rebound in Canadian employment and household spending. Australian short-term interest rates sold off dramatically in response to employers adding more jobs than forecasted. In the U.S., 3-month Eurodollar futures bucked the global trend, trading higher as better than expected economic data was overshadowed by statements that the U.S. Federal Reserve was prepared to implement QE2. Long positions in short-term interest rate products led the Fund to an overall loss on the month. Negative U.S. dollar statements by the U.S. Federal Reserve served as a catalyst for extreme currency market moves worldwide. The Australian dollar led the way, finishing 9.0% higher against the U.S. dollar. The Swiss franc finished 3.5% higher against the U.S. dollar as investors perceived a safe haven play with the Japanese yen and U.S. dollar in tumult. Emerging market currencies also performed well as the South African rand, Brazilian real and Korean won finished 6.0%, 3.7% and 4.8% higher against the U.S. dollar, respectively. The Fund’s long positions in currency markets led to an overall gain on the month. The Fund achieved gains from its allocation to the metals markets in September as investors sought safety from the devaluation of fiat currencies and exposure to alternative assets. As the U.S. dollar fell to a seven-month low, silver gained 12.2% on the month, breeching a 30-year high. Long positions in base metals performed well as positive early month manufacturing readings in the U.S. and China sent copper futures higher. London copper added 8.5% amid falling inventories while aluminum and nickel posted gains of 14.7% and 12.4%, respectively. December gold futures marched higher in September, finishing up 4.7% on the month and establishing a new all-time high above $1,300 per ounce. Long positions in the metals sector led the Fund to an overall gain on the month.
     In August, the Fund’s allocations to stock indices resulted in losses as heightening uncertainty continued to drive market volatility. The Dow Jones index finished the month down 3.9% as a poor labor market, deteriorating durable goods sales and acute housing market declines reduced investor confidence. The Fund also experienced losses in Europe as markets turned lower with the French CAC 40, the Spanish IBEX 35 and the Italian MIB 40 finishing 4.2%, 2.7% and 6.3% lower, respectively. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The strong upward trend in U.S. Treasury bond futures persisted with the front-month contract trading to an 18-month high while front-month 10-year Japanese government bond futures traded up to their highest level since 2003 as Japan’s gross domestic product (“GDP”) growth missed expectations by rising at an annualized rate of only 0.4%. A mixture of long and short bond futures positions led the Fund to an overall gain on the month. The Fund’s net long allocation to short-term interest rate futures yielded positive returns in August due to the prevailing fear that global growth was languishing. The long-term upward trend in 3-month Eurodollar futures extended higher after the U.S. Federal Reserve reversed plans to exit from monetary stimulus and decided to keep its bond holdings level with the possibility of resuming purchases. Long positions in the interest rate sector led the Fund to an overall gain on the month. The Fund experienced gains from its allocation to currency markets as positions in the Japanese yen and the Swiss franc performed well amid a growing sense of uncertainty surrounding the global economic recovery. Japan’s currency rallied to a 15-year high against the U.S. dollar while the Swiss franc ended the month 2.2% higher. Alternatively, the Fund’s long positions in the Canadian dollar and Mexican peso resulted in losses as the Canadian dollar and Mexican peso ended the month 3.5% and 4.1% lower, respectively, against the U.S. dollar as investors curbed exposure to these major U.S. trade partners’ currencies amid flagging U.S. data. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund achieved positive results in the metals sector as strong gains on long positions in gold outweighed negative performance in base metals. December gold contracts finished 5.5% higher as investment demand surged, more than doubling in the second quarter. Meanwhile, results suffered in the base metals as these markets succumbed to the same inputs that supported gold. In China, aluminum production was shuttered by another 330,000 tons while manufacturing grew at the slowest pace in 17 months, sparking fears of a double dip recession. These factors led to the possibility of weakening demand, subsequently putting downside pressure on London aluminum and nickel, which ended the month down 5.3% and 1.5%, respectively. A mixture of long and short metals positions led the Fund to an overall gain on the month. The Fund also saw strong results in global energy markets as these products established trends for most of August. Demand prospects for natural gas declined as July’s new and existing home sales data unexpectedly fell while initial jobless claims rose. Milder weather and the reduced threat of Atlantic hurricanes moving into the Gulf of Mexico pushed stockpiles to near-record highs. The Fund’s short positions in natural gas produced substantial gains as front-month futures traded well below the 50/100/200 day moving averages, finishing with a loss of 22.4% on the month. Rising U.S. jobless claims, contracting manufacturing and a widening trade deficit sent October crude down 9.3% on the month. A mixture of long and short positions in the energy sector led the Fund to an overall gain for the month.
     In July, stock indices rallied impressively despite macroeconomic data that continued to point to various challenges moving forward. Strong corporate earnings reports, increased certainty following the passage of Dodd-Frank and a settlement between the SEC and Goldman Sachs combined to produce sharply higher equity prices. The S&P 500 rallied to finish the month 7.0% higher, stopping out the Fund’s short positions early in the month. Asian stock indices also moved higher, fueled by growing optimism in China. The Hang Seng index responded with steady returns, finishing the month 4.4% higher, while Australia’s SPI 200 gained 4.7% on the month. In Europe, the the UK’s FTSE 100 and the Amsterdam EOE Index recovered most of the prior month’s losses, ending the month 7.2% and 4.4% higher, respectively, due in part to positive European bank stress tests results. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The U.S. dollar index declined 5.4% on the month amid falling U.S. household sentiment, poor private sector job growth and expectations of rate increase diminishing. Accordingly, investors rotated assets into alternative safe haven currencies such as the Japanese yen and the Swiss franc, which ended the month 2.4% and 3.5% higher against the U.S. dollar, respectively. The Australian dollar finished the month 7.4% higher against the U.S. dollar as prospects for higher interest rates increased amid strong consumer prices and surging metals markets. Asian regional currencies also fared well as the Singapore dollar and New Zealand dollar finished the month 2.6% and 6.0% higher against the U.S. dollar, respectively, benefitting from a return of risk appetite and increasing comfort with Chinese growth prospects following a sharp reversal higher in Chinese equities. The Fund’s long positions in the currency sector led to an overall gain on the month. The energy sector languished as mixed fundamental data produced choppy range-bound markets in both crude oil and natural gas. Large natural gas reserves caused prices to fall throughout the month even as above-average temperatures across the U.S. bolstered cooling demand. Similarly, short positions in crude oil suffered as positive U.S. retail sales figures and the IMF boosting its growth forecast sent values higher. A decrease in jobless claims combined with improving confidence in Europe’s economic recovery to spur initiation of long positions by month-end as September crude oil futures finished 3.7% higher on the month. A mixture of long and short positions in the energy sector led the Fund to an overall loss on the month.
     For the third quarter of 2010, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the energy sector.
Fund results for 2nd Quarter 2010:
     In June, the Fund’s allocations to stock indices underperformed as volatile action resulted in losses. Extremely poor housing and retail sales figures spurred profit-taking, leaving front-month Dow Jones Industrial Average futures down 3.5% on the month. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector for the month. Stronger results were obtained in the global bond markets as weaker than expected fundamental and inflation data complemented intensifying euro area sovereign debt risk, thus prompting widespread buying of bonds. September 30-year U.S. Treasury bonds surged after U.S. employment increased less than previously forecast with private payrolls accounting for only 10.0% of the jobs added. A mixture of long and short positions led the Fund to an overall gain in the bond sector for the month. Allocations to the energy sector underperformed amid significant losses in natural gas futures following an 18.0% rally through mid-month. Mild weather moved in toward the end of the month, sending values sharply lower and leaving the August contract with only a modest gain of 4.7%. A mixture of long and short positions led the Fund to an overall loss in the energy sector for the month.
     In May, the Fund’s allocation to stock indices lost ground as weakness in the global financial system from April carried over into the month. Germany’s Dax, England’s FTSE and the Dow finished the month down 2.1%, 5.2% and 7.6%, respectively. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector on the month. The Fund’s long positions in the global bond futures markets provided positive returns as the sovereign debt crisis in the euro area intensified, prompting the purchase of safe-haven government securities. Front-month U.S. 30-year Treasury bonds posted 18-month highs on speculation that the debt contagion could hamper the fragile global economic rebound. The Fund’s long positions in the bond sector led to an overall gain on the month. Fallout from a lack of European consensus in dealing with the sovereign debt crisis triggered soaring borrowing costs that closely resembled the levels seen following the 2008 collapse of Lehman Brothers. The euro and Swiss franc fell 7.3% and 6.8% against the U.S. dollar, respectively, while the regional currencies of Hungary, Poland and Denmark also declined 11.0%, 12.7% and 7.8% against the U.S. dollar, respectively. The Fund experienced an overall loss on the month from its mixture of long and short currency sector positions. July crude oil traded as low as $67.24 per barrel on May 25th before a late-month rally based on strong consumer confidence and durable goods orders led to a close of $73.98, which still represented a 16.2% loss for the month. Gasoline and heating oil followed crude oil lower as front-month contracts finished the month down 15.4% and 14.1%, respectively. A mixture of long and short positions led the Fund to a relatively large loss in the energies sector for the month.
     In April, equity markets around the globe finished with mixed results. Stocks came under acute pressure in Europe as concerns continued over the financial condition of several European Union members. Japan’s Nikkei and Australia’s SPI finished with modest losses, down 0.4% and 1.2%, respectively, while gains were seen in Taiwan and Singapore, finishing 1.1% and 3.1% higher, respectively, as those economies benefited from rebounding export demand. In the U.S., the Nasdaq and the Dow finished the month 2.1% and 1.5% higher, respectively. A mixture of long and short positions led the Fund to an overall gain on the month in the stock indices sector. Early month news that the U.S. economy added 162,000 jobs combined with excellent growth in the U.S. services industry propelled crude oil futures to their highest levels since the fall of 2008. Later in the month, excellent U.S. corporate earnings, rising consumer confidence, and the loss of a production platform in the Gulf of Mexico propelled July crude to a 4.3% gain. June gasoline futures finished 4.1% higher as a late month inventory report showed supplies had fallen more than expected. A mixture of long and short positions led the Fund to an overall gain in the energies sector on the month. The Fund experienced strong gains on its June gold futures, as the metal finished the month 5.8% higher. The Fund’s long positions in the metals sector resulted in gains for the month.
     For the second quarter of 2010, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the energy sector.
Fund results for 1st Quarter 2010:
     In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX and Poland’s WIG20 finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3% and in the U.S., the S&P 500 and the Dow finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced solid results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month.
     In February, world bond markets experienced volatile action as sovereign debt contagion worries spread while economic data showed promising signs. The Fund’s net short position in U.S. 30-year Treasury bonds resulted in small losses as futures rallied near month-end despite better than expected economic reports. In Europe, March bonds surged at month-end to finish moderately higher, producing overall gains for the Fund’s long positions. Overall, a mixture of long and short positions in the bonds sector produced a gain for the Fund for the month. Global short-term interest rate futures traded higher in February, continuing a strong-upward trend and providing the Fund with positive returns. In the U.S., three-month Eurodollar futures rallied to new highs after the U.S. Federal Reserve unexpectedly raised the discount rate but reaffirmed that the federal funds rate will remain at exceptionally low levels for an extended period. The Fund’s long positions in the interest rates sector resulted in a gain for the month. Fundamentals in the grain sector improved enough to offset the U.S. dollar rally. May soybeans, wheat and corn finished the month 3.9%, 6.3% and 5.7% higher, respectively. A mixture of long and short positions in the grains sector led to a loss for the Fund on the month. The Fund experienced positive returns in global energy markets in February as macroeconomic data continued to show strength. Crude oil finished 8.5% higher and natural gas finished 6.1% lower. A mixture of long and short positions in the energy sector led to an overall loss for the Fund on the month. New York and London front-month sugar futures reversed sharply, finishing the month 19.2% and 9.8% lower, respectively, while May New York cocoa contracts lost 10.2% on the month. Chinese cotton production was estimated to have fallen 15.0% from the prior year, propelling May cotton to a gain of 16.7% on the month. A mixture of long and short positions in the agricultural sector led to a loss for the Fund on the month.
     In January, global equities continued to trend higher but reversed sharply by month-end. In the U.S., the Dow and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the United Kingdom’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the U.S. dollar following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively, on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month.
     For the first quarter of 2010, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currency sector.

2009
Series A:
Net results for the year ended December 31, 2009 were a loss of 29.9% in net asset value compared to the preceding year. In this period, Series A experienced a net decrease in net assets from operations of $12,407,179. This net decrease consisted of interest income of $36,541, trading losses of $9,359,825, and total expenses of $3,083,895. Expenses included $642,447 in management fees, $347,268 in ongoing offering expenses, $52,090 in operating expenses, $1,389,074 in selling commissions, $637,825 in brokerage commissions and $15,191 in other expenses. At December 31, 2009, and December 31, 2008, the net asset value per Unit of Series A was $1,354.49 and $1,932.30, respectively.
Series B:
Net results for the year ended December 31, 2009 were a loss of 44.1% in net asset value compared to the preceding year. In this period, Series B experienced a net decrease in net assets from operations of $35,027,641. This net decrease consisted of interest income of $64,467, trading losses of $28,880,122, and total expenses of $6,211,986. Expenses included $1,097,606 in management fees, $593,300 in ongoing offering expenses, $88,995 in operating expenses, $2,373,202 in selling commissions, $301,233 in incentive fees, $1,736,922 in brokerage commissions and $20,728 in other expenses. At December 31, 2009, and December 31, 2008, the net asset value per Unit of Series B was $1,454.64 and $2,600.96, respectively.
Fund results for 4th Quarter 2009:
     In December, equities ended the year on a rally that began in March. Economic data improved as stimulus measures took hold in the second half of the year. A mixture of long and short positions in the stock indices sector produced an overall gain for the Fund for the month. U.S. bonds sold off at the end of the year as the economic recovery gained momentum on improving unemployment, retail sales and housing figures. European bonds also rallied from their June lows as the global recovery spread. A mixture of long and short positions in the bond sector led to a loss for the Fund for the month. Front-month Eurodollar futures retreated from record highs as better than expected employment data and rising inflation readings in the U.S. increased speculation that monetary policy may tighten sooner than anticipated. The Fund’s long positions in the interest rate sector led to an overall loss for the month. Front month U.S. dollar index futures finished 2009 with a 3.9% rally in December, while the euro lost 4.4%. The Fund’s short positions in the U.S. dollar resulted in a relatively large loss for the month. Front-month gold futures posted a 7.2% loss in December. The Fund’s long position in the metals sector resulted in an overall loss for the month. Front-month natural gas futures finished up more than 12.0% in December to finish the year near unchanged. A mixture of long and short positions in the energy markets produced a loss for the Fund for the month.
     In November, world bond markets rallied as a significant downward revision in U.S. GDP and the reemergence of global deflation supported buying. European bonds traded higher after Euro-zone producer prices declined on an annual basis for the ninth straight month as consumer prices fell for a fifth consecutive month. The Fund’s long positions in the bond sector produced an overall gain. Global short-term interest rate futures experienced a substantial rally in November after central banks signaled that historically low rates would extend well into the future. The Fund’s long positions in the interest rate sector led to an overall gain for the month. The U.S. dollar index posted another new low for the year in November, losing 1.9% as investors and central bankers alike continued to seek diversity from the U.S. dollar. Commodity-intensive currencies maintained their strong trends with the Australian and Canadian dollar and the Chilean peso moving 1.8%, 2.2% and 6.3% higher, respectively. The Fund’s short positions in the U.S. dollar led to an overall gain for the currencies sector for the month. January crude oil futures spent most of the first half of the month trading near or above the $80 level, finding support from a weak U.S. dollar. January natural gas moved lower most of the month, finishing with a loss of 10.1%. The Fund’s short positions in the energy sector led to an overall gain for the month. Gold opened the month sharply higher on news that the International Monetary Fund sold the equivalent of 8.0% of world annual mine production to the government of India in October. As a result, February gold rallied, finishing 13.5% higher. January silver and platinum joined the rally finishing 14.1% and 9.8% higher, respectively. A mixture of long and short positions in the metals sector led the Fund to an overall gain for the month.
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
Fund results for 3rd Quarter 2009:
     In September, world bond markets finished higher after better than expected economic data was discounted as several global central banks weighed the withdrawal of economic stimulus packages. These conditions led the Fund’s long positions in the bond sector to an overall gain. Global short-term interest rate futures continued their strong upward trend as inflation fears weakened and sustainability of the economic recovery came into question. Three month eurodollar futures extended their upside move after the Federal Open Market Committee kept rates at record lows in an effort to combat a 26-year high in unemployment. The Fund’s long positions produced gains in the interest rates sector. The U.S. dollar established new lows for the year in September, falling 2.0% as investors around the world aggressively borrowed the low yielding currency to finance purchases of assets in countries offering higher yields. Emerging South American currencies continued to shine due to their relatively high yields. The Colombian peso and Brazilian real finished 6.8% and 6.0% higher, respectively, against the U.S. dollar. The Fund’s short positions in the U.S. dollar led to gains in the currencies sector. November crude oil contracts finished near unchanged as existing homes sales and consumer confidence came in well below expectations. Crude inventories continued to expand as demand remained weak. The Fund’s short energy positions produced losses on the month. December gold futures finished 5.9% higher, closing above the significant $1,000 mark. December silver futures also attracted investment demand, finishing 11.6% higher on the month. The Fund’s long metals positions produced an overall gain.
     In August, world bond markets moved steadily higher as perceptions surrounding economic data shifted. U.S. Treasury bonds attracted steady buying in the latter half of the month as retail sales missed forecasts and producer prices fell more than expected. These developments led the Fund’s long positions in the interest rate sector to an overall gain. The U.S. dollar remained near its lows for the year as risk appetite remained elevated, while the British pound and Canadian dollar finished down 2.5% and 1.1%, respectively, against the U.S. dollar. The Fund’s short positions in U.S. dollar led to an overall gain. Crude oil finished down 1.7%, while natural gas lost 23.3%. The Fund’s short positions in the energy sector lead to an overall gain. October gold continued to trade sideways between $900-$1,000, while London copper, nickel and lead finished 12.6%, 6.7% and 12.2% higher, respectively. The Fund’s short positions in the metals sector led to an overall loss. Hog futures continued their steady drive lower, finishing down 10.5%. Sugar and coffee finished 30.1% and 7.6% higher, respectively. The Fund’s mix of long and short positions in the agriculture sector resulted in an overall gain.
     In July, global stock markets continued to advance as many markets rose to new multi-month highs. China’s Shenzen 300 finished 15.0% higher, while Germany’s DAX, London’s FTSE and France’s CAC40 established new highs, rising between 8.0% and 11.0%. Short positions in the stock indices sector produced relatively large losses for the month. The Canadian dollar surged, finishing 7.0% higher against the U.S. dollar, and the Norwegian krona, Brazilian real and Australian dollar finished 5.0%, 4.4% and 3.6% higher, respectively, against the U.S. dollar. These conditions led the Fund’s long positions in the U.S. dollar to an overall loss. Gold gained slightly in July as investors continued to search for conviction on short-term price action. U.S. dollar weakness combined with an inflationary Producer Price Index report caused December gold futures to experience a 2.8% gain. Industrial metals continued to trend higher with London copper leading the way, finishing 15.2% higher. The Fund’s short positions in metals led to an overall loss.
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
     In May, world bond markets traded dramatically lower as burgeoning budget deficits led to heavy bond issuance, foreshadowing long-term inflation. U.S. 30-year bond futures, German Bund futures and Japanese 10-year bond futures traded to their lowest levels since November 2008. The Fund’s long positions in the bonds sector resulted in losses. Emerging market strength contributed to a steep selloff in U.S. treasuries, resulting in a 6.2% loss for the U.S. dollar index. The Brazilian real and the Australian dollar were up 10.0% and 13.2%, respectively, against the U.S. dollar. The Fund’s long positions in the U.S. dollar produced losses. Despite crude demand falling more than 7.5% from last year, inventories declined, leading to a 24.8% gain for July crude futures. The Fund’s short positions in this sector incurred relatively large losses. Other market sectors did not reveal significant trends and did not have a significant influence on this month’s overall negative performance.
     In April, the S&P 500 Index rose 9.4% led by bank stocks as (i) FAS 157-4 provided guidance for determining the fair value of assets and liabilities, including guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value and (ii) strong earnings from favorable spreads created by cheap central bank liquidity supported values. The Fund’s short stock indices positions led to a relatively large loss. World bond markets tracked steadily lower in April as money flowed out of low yielding treasuries and into equities. The Fund’s long positions in the bonds sector produced an overall loss. The U.S. dollar index finished down 1.2% while the euro moved sideways as capital moved out of the U.S. and European Union amid unattractive treasury yields. The Hungarian forint, Polish zloty and Czech koruna gained 6.0%, 4.6% and 2.1%, respectively, against the U.S. dollar, while the Australian dollar, Canadian dollar and Brazilian real finished up 5.0%, 5.5% and 5.7%, respectively, against the U.S. dollar. The Fund’s long positions in the U.S. dollar lead to an overall loss for the currency sector. Positive economic signals from the G20 meeting and the resulting rise in world equity markets were offset by rising inventories as global energy demand continued to contract. June natural gas prices continued lower, posting a 13.8% loss as storage increased to nearly 34.0% greater than a year ago and 23.0% greater than the five-year moving average. The Fund’s short positions in the energy sector produced a relatively large gain. Other market sectors did not reveal significant trends and did not have a substantial influence on April’s overall negative performance.
     For the second quarter of 2009, the most profitable market sector for the Fund on an overall basis was the grains sector, while the greatest losses resulted from the Fund’s positions in the energy sector.
Fund results for 1st Quarter 2009:
     In March, global stock indices finished the month with significant gains. On the basis of strong economic indicators, U.S. indices experienced gains of 7.0% to 10.0%, while Korea’s Kospi and the China-based H-Shares experienced gains of 14.2% and 13.7%, respectively. The Fund’s short stock indices positions resulted in losses for the month. Global short-term interest rate futures trended higher during March as the continuous actions of world central banks attempting to combat the recession and reverse deflation provided steady support. The Fund’s long interest rates positions produced gains. The Australian dollar gained 8.2% against the U.S. dollar, while the Brazilian real and New Zealand dollar gained 2.6% and 11.7%, respectively, against the U.S. dollar, based on strong relative economic performance bolstered by commodity market strength. The euro added 4.6% against the U.S. dollar and 6.0% against the Japanese yen, while the Norwegian krone rose 4.4% against the U.S. dollar. A relatively large loss resulted from the Fund’s short positions in these foreign currency markets. In March, Australian wheat production estimates grew by 1.4 million tons, while global 2008-09 total wheat production was projected to be a record 684.4 million tons. May corn moved 12.7% higher as rising crude oil and fertilizer prices resulted in the United States Department of Agriculture (“USDA”) shifting production from corn to soybeans. The Fund’s short positions in grain lead to a loss in the sector. May crude oil futures added to February’s late month rebound, rising 6.1%, supported by solid U.S. housing and durable goods orders and a weaker U.S. dollar. A surprisingly dramatic recovery in Chinese demand also provided underlying support. The Fund’s short energy sector positions resulted in losses for the month. Gold ETF holdings posted yet another record high, supporting the market at levels well above $900 per ounce as investors continued to seek protection from currency debasing moves by central bankers. In London, base metals, led by copper and zinc, up 19.7% and 21.4%, respectively, moved sharply higher amid widespread evidence that China is moving to counteract damage to its export-led economic growth by stockpiling industrial metals to use for vast infrastructure projects. These developments produced losses for the Fund’s short positions in the metals sector.
     In February, equities continued their collapse as dark economic clouds hung over global markets. In Asia, major indices lost between 3.0% and 9.0%. The Nikkei Index fell nearly 4.7% amid a startling 84.0% drop in January machine orders (year over year). The Fund’s short positions in stock indices produced gains on the month. Front month U.S. 30 year bond futures finished slightly lower as the unexpected inflation readings and massive debt supply offset the short term inflation outlook. European bonds returned to recent highs as reports showed economic contraction of 1.5% in the 4th quarter, the most in 13 years. Japanese bonds also returned to recent highs as

GDP shrank at a 12.7% annualized rate in the fourth quarter. The Fund’s long positions in the bonds sector produced gains for the month. May soybean futures showed strength early in the month on concern that dry conditions in Argentina would result in significant production losses. Nonetheless, soybeans finished over 10.7% lower as the combination of timely rains and persistent U.S. dollar strength weighed on values. May corn futures finished 8.0% lower despite the dry weather in Argentina leading the USDA to lower world production estimates by 4.6 million tons. The Fund’s short positions in the grains sector resulted in gains for the month. U.S. crude inventories rose to 351.3 million barrels versus 299.8 million barrels in February 2009 despite several rounds of production cuts by the Organization of the Petroleum Exporting Countries. Despite the negative news, April crude managed a late rally of over 20.0% to finish with a loss of 3.3% on the back of a bullish gasoline inventory report. April gasoline futures rallied over 20.0% from its lows to finish 1.3% higher as capacity utilization in the refining sector shrank to 81.4%. April natural gas finished 6.2% lower as supplies stood more than 12.0% above the five-year average. The Fund’s short positions in the energy sector resulted in overall gains for the month.
     In January, negative news sent equities lower around the world. Asian indices finished lower as the Nikkei declined 10.0% due to distressed vehicle sales and industrial production, while Hong Kong’s Hang Seng index fell 8.2% on poor export data. In Europe, falling industrial production and bank sector trouble pressured markets, leading to a 10.2% decline for Germany’s DAX. The Fund’s short positions in the stock indices sector produced gains for the month. World bond markets gave back most of December’s gains as stimulus and bailout package announcements by world governments made bond investors nervous. In Europe, producer prices fell the most in 27 years and consumer inflation reached the lowest in more than 2 years. This data propelled front-month Bund futures to a record high by mid-month, however the market finished near unchanged as the European Central Bank rejected talk of easing to a 0% target rate. The Fund’s long positions in the bonds sector resulted in losses for the month. Crude oil settled near its December low of around $40 per barrel as the market shrugged off a litany of bullish factors, choosing instead to focus on deteriorating demand, growing inventories and the strong U.S. dollar. March natural gas futures continued trending lower, falling 21.8% as inventories remained plentiful despite below average temperatures throughout the U.S. The Fund’s short positions in the energy sector produced overall gains for the month.
     For the first quarter of 2009, the most profitable market sector was interest rates, while the largest losses resulted from positions in the currency sector.
Off-Balance Sheet Risk
     The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions of the Fund at the same time, and if Superfund Capital Management were unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.
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
Contractual Obligations
     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2010, and December 31, 2009.

Critical Accounting Policies — Valuation of the Fund’s Positions
     Superfund Capital Management believes that the accounting policies that are most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The majority of the Fund’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets are valued on a daily basis using objective measures.
Recently Issued Accounting Pronouncements
ASU 2010-06
     In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The Fund does not anticipate the amendments effective for fiscal years beginning after December 15, 2010 to have an impact on the Fund’s results of operations, financial condition or cash flows since the ASU impacts disclosure items only.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     Not required.
Item 8. Financial Statements and Supplementary Data.
     Financial statements appear beginning on page 22 of this report. Supplementary data is not required.
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
Changes in Internal Control over Financial Reporting
     Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.
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
     The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2010, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.
Item 9B. Other Information.
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not reported on Form 8-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
     NIGEL JAMES, age 30, was appointed as President of Superfund Capital Management on July 13, 2006, and was registered with the NFA as a principal and associated person of Superfund Capital Management on November 28, 2006, and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.
     MARTIN SCHNEIDER, age 44, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr Schneider was registered with the NFA as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.
     GIZELA BENEDEK, age 32, was appointed Treasurer of Superfund Capital Management on July 28, 2010. Ms. Benedek will also serve as Audit Committee Financial Expert for the Fund. Ms. Benedek was registered with the NFA as a principal of Superfund Capital Management on September 10, 2010. From June 2000 to September 2005, Ms. Benedek served as an Associate of PricewaterhouseCooper, an international accounting firm, in its tax consulting group in Vienna, Austria. In this position, Ms. Benedek provided tax consulting services to investment companies. From October 2005 to December 2005, Ms. Benedek conducted intensive research in connection with her master thesis. From January 2006 to July 2008, Ms. Benedek held the position of Auditing Associate in the auditing group of RSM Exacta Wirtschaftsprufung AG, an Austrian auditing and tax consultancy firm. In this position, Ms. Benedek provided auditing services to private foundations and mid-market companies. From August 2008 through August 2009, she was granted educational leave sponsored by the Austrian government to study for the U.S. CPA exam. Since September 2009, Ms. Benedek has held the role of Financial Counsel for Superfund Distribution and Investment, Inc., a financial services company located in Grenada, West Indies. In this role, Ms. Benedek engages in various internal accounting and auditing functions. Ms. Benedek is a graduate of The University of Economics and Business Administration in Vienna, Austria, and is a certified public accountant. Ms. Benedek is a citizen of Austria.
     CHRISTIAN BAHA, age 42, is Superfund Capital Management’s founder and sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was registered with the NFA as a principal of Superfund USA, Inc., a registered broker-dealer and a CFTC registered commodity pool operator, and Superfund Advisors, Inc., a CFTC registered commodity pool operator, on August 13, 2009 and November 20, 2009, respectively. He is also registered with the NFA as an associated person and principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, positions which he has held since July 23, 1999 and June 24, 1997, respectively. He has also been listed as a principal of Superfund Capital Management since May 9, 2001. He was registered with the NFA as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed with the NFA as a principal of Superfund Capital Management, Superfund USA, Inc. and Superfund Advisors, Inc. because he is the sole owner of the foregoing entities. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.
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

Board of Director Nominees
     Not applicable.
Audit Committee Financial Expert
     The Board of Directors of Superfund Capital Management, in its capacity as the audit committee for the Fund, has determined that Gizela Benedek qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations for the SEC. She is not independent of management.
Item 11. Executive Compensation.
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 1.85% of month-end net assets (1.85% per annum) and is reimbursed for ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred, and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in net asset value per Unit at the end of each month, exclusive of appreciation attributable to interest income. In addition, Superfund Asset Management, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. An annual selling commission will be paid to Superfund USA, Inc. (“Superfund USA”), an affiliate of Superfund Capital Management. The Units pay a commission of 4% of the month-end net asset value per Unit (1/12 of 4% per month); provided, however, the maximum cumulative selling commission per Unit sold pursuant to the Prospectus is 10% of the initial public offering price for such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
     None.
Security Ownership of Certain Beneficial Owners
     All of the Fund’s general partner interest is held by Superfund Capital Management.
Security Ownership of Management
     As of December 31, 2010, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2010, Superfund Capital Management owned 386.799 Units of Series A (non-voting), representing 1.56% of the total issued Units of Series A, and 528.22 Units of Series B (non-voting), representing 1.72% of the total issued Units of Series B, having a combined value of $1,536,626. Christian Baha is the holder of all of the equity of Superfund Capital Management.
Changes in Control
     None.
Item 13. Certain Relationships And Related Transactions, and Director Independence.
     See “Item 10 Directors, Executive Officers and Corporate Governance”, “Item 11 Executive Compensation” and “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In 2010, the Series A management fee totaled $656,877, the Series A selling commissions totaled $1,420,292 and the Series A brokerage commissions totaled $702,326. In 2010, the Series B management fee totaled $924,148, the Series B selling commissions totaled $1,998,175, and the Series B brokerage commissions totaled $1,529,233. In 2009, the Series A management fee totaled $642,447, the Series A selling commissions totaled $1,389,074 and the Series A brokerage commissions totaled $637,825. In 2009, the Series B management fee totaled $1,097,606, the Series B selling commissions totaled $2,373,202, the Series B incentive fee totaled $301,233, and the Series B brokerage commissions totaled $1,736,922.

Item 14. Principal Accounting Fees And Services.
Audit Fees
     The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2010, and December 31, 2009, were approximately $107,550 and $116,625, respectively.
Audit-Related Fees
     There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2010, and December 31, 2009.
Tax Fees
     There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2010, and December 31, 2009.
All Other Fees
     There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2010, and December 31, 2009.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 22 hereof.

(2)	Financial Statement Schedules:
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
     The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on August 13, 2010, with Superfund Green, L.P.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-162132).
3.01	Form of Fifth Amended and Restated Limited Partnership Agreement of Superfund Green, L.P.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on November 24, 2009, with Superfund Green, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-162132).

10.01(g)	Administration, Accounting and Investor Services Agreement.
10.02	Form of Subscription Agreement

10.03(a)	Escrow Agreement between Series A and HSBC Bank USA.
10.03(b)	Escrow Agreement between Series B and HSBC Bank USA.
     The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on January 21, 2005, with Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-122229).
3.02	Certificate of Limited Partnership.

EXHIBIT 13.01
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Superfund Green, L.P. — Series A and Superfund Green, L.P. — Series B:
We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P., Superfund Green, L.P. — Series A and Superfund Green, L.P. — Series B (the “Funds”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Funds are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Green, L.P., Superfund Green, L.P. — Series A and Superfund Green, L.P. — Series B as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 31, 2011

SUPERFUND GREEN, L.P.
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2010 and December 31, 2009

	December 31, 2010	December 31, 2009

ASSETS

US Government securities, at fair value, (amortized cost $38,347,223 and $42,403,057 as of December 31, 2010 and December 31, 2009, respectively)	$38,347,223	$42,403,057
Due from brokers	49,302,554	43,238,109
Unrealized appreciation on open forward contracts	865,855	696,512
Futures contracts purchased	8,737,815	1,573,761
Cash	2,069,942	642,058

Total assets	99,323,389	88,553,497

LIABILITIES

Unrealized depreciation on open forward contracts	198,269	1,552,248
Futures contracts sold	1,410,287	35,632
Subscriptions received in advance	1,180,791	—
Redemptions payable	3,004,972	1,437,508
Management fees	148,834	134,250
Fees payable	314,765	258,016

Total liabilities	6,257,918	3,417,654

NET ASSETS	$93,065,471	$85,135,843

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $38,347,223), securities are held in margin accounts as collateral for open futures and forwards	$38,355,000	41.2%	$38,347,223

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	865,855

Total unrealized appreciation on forward contracts		0.9	865,855

Unrealized depreciation on forward contracts
Currency		(0.2)	(198,269)

Total unrealized depreciation on forward contracts		(0.2)	(198,269)

Total forward contracts, at fair value		0.7	667,586

Futures contracts, at fair value
Futures contracts purchased
Currency		2.6	2,392,982
Energy		0.7	695,307
Financial		0.6	528,488
Food & Fiber		1.0	900,409
Indices		0.5	423,138
Livestock		0.4	340,160
Metals		3.7	3,457,331

Total futures contracts purchased		9.4	8,737,815

Futures contracts sold
Currency		0.1	114,862
Energy		(0.1)	(102,401)
Financial		(0.1)	(83,833)
Indices		0.1	53,323
Metals		(1.5)	(1,392,238)

Total futures contracts sold		(1.5)*	(1,410,287)

Total futures contracts, at fair value		7.9	7,327,528

Futures and forward contracts by country composition
Australia		0.0 *	30,575
Canada		0.2	229,304
European Monetary Union		0.4	369,324
Great Britain		0.3	255,318
Japan		1.7	1,536,949
United States		4.1	3,853,276
Other		1.9	1,720,368

Total futures and forward contracts by country		8.6%	$7,995,114

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $42,403,057), securities are held in margin accounts as collateral for open futures and forwards	$42,405,000	49.8%	$42,403,057

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	696,512

Total unrealized appreciation on forward contracts		0.8	696,512

Unrealized depreciation on forward contracts
Currency		(1.8)	(1,552,248)

Total unrealized depreciation on forward contracts		(1.8)	(1,552,248)

Total forward contracts, at fair value		(1.0)	(855,736)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.7)	(631,137)
Energy		0.5	464,616
Financial		(0.7)	(592,735)
Food & Fiber		1.4	1,206,762
Indices		2.6	2,178,831
Metals		(1.2)	(1,052,576)

Total futures contracts purchased		1.8	1,573,761

Futures contracts sold
Energy		(0.1)	(48,560)
Financial		0.3	256,733
Food & Fiber		(0.2)	(146,300)
Livestock		(0.1)	(58,425)
Indices		(0.0)*	(39,080)

Total futures contracts sold		(0.0)*	(35,632)

Total futures contracts, at fair value		1.8	1,538,129

Futures and forward contracts by country composition
European Monetary Union		(0.2)	(166,738)
Great Britain		0.2	186,129
Japan		0.5	406,969
United States		0.1	48,897
Other		0.2	207,136

Total futures and forward contracts by country		0.8%	$682,393

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and December 31, 2009

	2010	2009

Investment income, interest	$58,830	$101,008

Expenses
Selling commission	3,418,467	3,762,276
Brokerage commissions	2,231,559	2,374,747
Management fee	1,581,025	1,740,053
Ongoing offering expenses	854,610	940,568
Incentive fee	—	301,233
Operating expenses	128,189	141,085
Other	34,178	35,919

Total expenses	8,248,028	9,295,881

Net investment loss	(8,189,198)	(9,194,873)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	16,144,514	(35,842,238)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	7,312,721	(2,397,709)

Net gain (loss) on investments	23,457,235	(38,239,947)

Net increase (decrease) in net assets from operations	$15,268,037	$(47,434,820)

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
STATEMENTS OF CHANGES IN NET ASSETS
Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Increase (decrease) in net assets from operations
Net investment loss	$(8,189,198)	$(9,194,873)
Net realized gain (loss) on futures and forward contracts	16,144,514	(35,842,238)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	7,312,721	(2,397,709)

Net increase (decrease) in net assets from operations	15,268,037	(47,434,820)

Capital share transactions
Issuance of Units	10,978,166	65,149,247
Redemption of Units	(18,316,575)	(28,167,969)

Net increase (decrease) in net assets from capital share transactions	(7,338,409)	36,981,278

Net increase (decrease) in net assets	7,929,628	(10,453,542)

Net assets, beginning of year	85,135,843	95,589,385

Net assets, end of year	$93,065,471	$85,135,843

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$15,268,037	$(47,434,820)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(144,921,765)	(211,006,719)
Sales and maturities of U.S. government securities	149,020,000	255,012,670
Amortization of discounts and premiums	(42,401)	(88,168)
Due from brokers	(6,064,445)	(33,226,434)
Due to affiliate	—	(300,000)
Unrealized appreciation on open forward contracts	(169,343)	(640,496)
Futures contracts purchased	(7,164,054)	1,139,858
Unrealized depreciation on open forward contracts	(1,353,979)	1,345,408
Futures contracts sold	1,374,655	552,939
Management fees	14,584	(20,902)
Fees payable	56,749	(107,259)

Net cash provided by (used in) operating activities	6,018,038	(34,773,923)

Cash flows from financing activities
Subscriptions, net of subscriptions received in advance	12,158,957	65,149,247
Redemptions, net of redemptions payable	(16,749,111)	(31,212,543)

Net cash provided by (used in) financing activities	(4,590,154)	33,936,704

Net increase (decrease) in cash	1,427,884	(837,219)

Cash, beginning of year	642,058	1,479,277

Cash, end of year	$2,069,942	$642,058

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2010 and December 31, 2009

	December 31, 2010	December 31, 2009
ASSETS

US Government securities, at fair value (amortized cost $16,066,728 and $16,019,268 as of December 31, 2010, and December 31, 2009, respectively)	$16,066,728	$16,019,268
Due from brokers	20,354,921	17,161,443
Unrealized appreciation on open forward contracts	280,718	187,448
Futures contracts purchased	2,839,432	465,462
Cash	770,535	611,470

Total assets	40,312,334	34,445,091

LIABILITIES

Unrealized depreciation on open forward contracts	57,275	421,267
Futures contracts sold	445,767	10,673
Subscriptions received in advance	259,196	—
Redemptions payable	806,835	550,221
Management fee	60,901	52,511
Fees payable	125,422	97,924

Total liabilities	1,755,396	1,132,596

NET ASSETS	$38,556,938	$33,312,495

Number of Units	24,863.954	24,594.117
Net asset value per Unit	$1,550.72	$1,354.49

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $16,066,728), securities are held in margin accounts as collateral for open futures and forwards	$16,070,000	41.7%	$16,066,728

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	280,718

Total unrealized appreciation on forward contracts		0.7	280,718

Unrealized depreciation on forward contracts
Currency		(0.1)	(57,275)

Total unrealized depreciation on forward contracts		(0.1)	(57,275)

Total forward contracts, at fair value		0.6	223,443

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		2.0	786,137
Energy		0.5	210,169
Financial		0.5	179,475
Food & Fiber		0.8	289,469
Indices		0.3	125,631
Livestock		0.3	109,620
Metals		3.0	1,138,931

Total futures contracts purchased		7.4	2,839,432

Futures Contracts Sold
Currency		0.1	38,756
Energy		(0.1)	(30,790)
Financial		(0.1)	(32,675)
Indices		0.1	23,130
Metals		(1.2)	(444,188)

Total futures contracts sold		(1.2)	(445,767)

Total futures contracts, at fair value		6.2	2,393,665

Futures and forward contracts by country composition
Australian		0.1	8,946
Canada		0.2	72,644
European Monetary Union		0.3	127,982
Great Britain		0.2	84,669
Japan		1.3	503,875
United States		3.3	1,263,872
Other		1.4	555,120

Total futures and forward contracts by country		6.8%	$2,617,108

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $16,019,268), securities are held in margin accounts as collateral for open futures and forwards	$16,020,000	48.1%	$16,019,268

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	187,448

Total unrealized appreciation on forward contracts		0.6	187,448

Unrealized depreciation on forward contracts
Currency		(1.3)	(421,267)

Total unrealized depreciation on forward contracts		(1.3)	(421,267)

Total forward contracts, at fair value		(0.7)	(233,819)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.5)	(176,595)
Energy		0.4	132,156
Financial		(0.4)	(149,774)
Food & Fiber		1.0	337,999
Indices		1.8	605,471
Metals		(0.9)	(283,795)

Total futures contracts purchased		1.4	465,462

Futures Contracts Sold
Energy		(0.0)*	(12,010)
Financial		0.2	72,347
Food & Fiber		(0.1)	(43,025)
Indices		(0.0)*	(7,925)
Livestock		(0.1)	(20,060)

Total futures contracts sold		(0.0)*	(10,673)

Total futures contracts, at fair value		1.4	454,789

Futures and forward contracts by country composition
European Monetary Union		(0.1)	(51,393)
Great Britain		0.2	61,549
Japan		0.3	108,985
United States		0.1	30,577
Other		0.2	71,252

Total futures and forward contracts by country		0.7%	$220,970

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Investment income, interest	$28,761	$36,541

Expenses
Selling commission	1,420,292	1,389,074
Brokerage commissions	702,326	637,825
Management fee	656,877	642,447
Ongoing offering expenses	355,069	347,268
Operating expenses	53,260	52,090
Other	15,126	15,191

Total expenses	3,202,950	3,083,895

Net investment loss	(3,174,189)	(3,047,354)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	5,868,855	(8,768,134)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	2,396,138	(591,691)

Net gain (loss) on investments	8,264,993	(9,359,825)

Net increase (decrease) in net assets from operations	$5,090,804	$(12,407,179)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)*	$196.01	$(563.24)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$196.23	$(577.81)

*	Weighted average number of Units outstanding for Series A for the Years Ended December 31, 2010 and December 31, 2009: 25,971.98 and 22,028.06, respectively.
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Increase (decrease) in net assets from operations:
Net investment loss	$(3,174,189)	$(3,047,354)
Net realized gain (loss) on futures and forward contracts	5,868,855	(8,768,134)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	2,396,138	(591,691)

Net increase (decrease) in net assets from operations	5,090,804	(12,407,179)

Capital share transactions
Issuance of Units	7,239,910	22,712,095
Redemption of Units	(7,086,271)	(11,964,755)

Net increase in net assets from capital share transactions	153,639	10,747,340

Net increase (decrease) in net assets	5,244,443	(1,659,839)

Net assets, beginning of year	33,312,495	34,972,334

Net assets, end of year	$38,556,938	$33,312,495

Units, beginning of year	24,594.117	18,098.830
Issuance of Units	5,431.210	13,736.756
Redemption of Units	(5,161.373)	(7,241.469)

Units, end of year	24,863.954	24,594.117

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$5,090,804	$(12,407,179)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(60,809,701)	(76,427,172)
Sales and maturities of U.S. government securities	60,780,000	91,934,208
Amortization of discounts and premiums	(17,759)	(31,375)
Due from brokers	(3,193,478)	(13,111,476)
Due to affiliate	—	(300,000)
Unrealized appreciation on open forward contracts	(93,270)	(176,310)
Futures contracts purchased	(2,373,970)	270,067
Unrealized depreciation on open forward contracts	(363,992)	377,931
Futures contracts sold	435,094	120,003
Management fee	8,390	(4,350)
Fees payable	27,498	(26,441)

Net cash used in operating activities	(510,384)	(9,782,094)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	7,499,106	22,712,095
Redemptions, net of redemptions payable	(6,829,657)	(13,129,107)

Net cash provided by financing activities	669,449	9,582,988

Net increase (decrease) in cash	159,065	(199,106)

Cash, beginning of year	611,470	810,576

Cash, end of year	$770,535	$611,470

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2010 and December 31, 2009

	December 31, 2010	December 31, 2009

ASSETS

US Government securities, at fair value, (amortized cost $22,280,495 and $26,383,789 as of December 31, 2010 and December 31, 2009, respectively)	$22,280,495	$26,383,789
Due from brokers	28,947,633	26,076,666
Unrealized appreciation on open forward contracts	585,137	509,064
Futures contracts purchased	5,898,383	1,108,299
Cash	1,299,407	30,588

Total assets	59,011,055	54,108,406

LIABILITIES

Unrealized depreciation on open forward contracts	140,994	1,130,981
Redemptions payable	2,198,137	887,287
Futures contracts sold	964,520	24,959
Subscriptions received in advance	921,595	—
Management fee	87,933	81,739
Fees payable	189,343	160,092

Total liabilities	4,502,522	2,285,058

NET ASSETS	$54,508,533	$51,823,348

Number of Units	30,734.730	35,626.349
Net asset value per Unit	$1,773.52	$1,454.64

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $22,280,495), securities are held in margin accounts as collateral for open futures and forwards	$22,285,000	40.9%	$22,280,495

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.1	585,137

Total unrealized appreciation on forward contracts		1.1	585,137

Unrealized depreciation on forward contracts
Currency		(0.3)	(140,994)

Total unrealized depreciation on forward contracts		(0.3)	(140,994)

Total forward contracts, at fair value		0.8	444,143

Futures contracts, at fair value
Futures contracts purchased
Currency		2.9	1,606,845
Energy		0.9	485,138
Financial		0.6	349,013
Food & Fiber		1.1	610,940
Indices		0.5	297,507
Livestock		0.4	230,540
Metals		4.3	2,318,400

Total futures contracts purchased		10.7	5,898,383

Futures contracts sold
Currency		0.1	76,106
Energy		(0.1)	(71,611)
Financial		(0.1)	(51,158)
Indices		0.1	30,193
Metals		(1.7)	(948,050)

Total futures contracts sold		(1.7)	(964,520)

Total futures contracts, at fair value		9.0	4,933,863

Futures and forward contracts by country composition
Australia		0.0 *	21,629
Canada		0.3	156,660
European Monetary Union		0.4	241,342
Great Britain		0.3	170,649
Japan		1.9	1,033,074
United States		4.8	2,589,404
Other		2.1	1,165,248

Total futures and forward contracts by country		9.8%	$5,378,006

*	Due to rounding
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

SUPERFUND GREEN, L.P. — SERIES B
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Investment income, interest	$30,069	$64,467

Expenses
Selling commission	1,998,175	2,373,202
Brokerage commissions	1,529,233	1,736,922
Management fee	924,148	1,097,606
Ongoing offering expenses	499,541	593,300
Incentive fee	—	301,233
Operating expenses	74,929	88,995
Other	19,052	20,728

Total expenses	5,045,078	6,211,986

Net investment loss	(5,015,009)	(6,147,519)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	10,275,659	(27,074,104)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	4,916,583	(1,806,018)

Net gain (loss) on investments	15,192,242	(28,880,122)

Net increase (decrease) in net assets from operations	$10,177,233	$(35,027,641)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)*	$297.46	$(1,106.39)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$318.88	$(1,146.32)

*	Weighted average number of Units outstanding for Series B for the Years Ended December 31, 2010 and December 31, 2009: 34,214.30 and 31,659.41, respectively.
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Increase (decrease) in net assets from operations
Net investment loss	$(5,015,009)	$(6,147,519)
Net realized gain (loss) on futures and forward contracts	10,275,659	(27,074,104)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	4,916,583	(1,806,018)

Net increase (decrease) in net assets from operations	10,177,233	(35,027,641)

Capital share transactions
Issuance of Units	3,738,256	42,437,152
Redemption of Units	(11,230,304)	(16,203,214)

Net increase (decrease) in net assets from capital share transactions	(7,492,048)	26,233,938

Net increase (decrease) in net assets	2,685,185	(8,793,703)

Net assets, beginning of year	51,823,348	60,617,051

Net assets, end of year	$54,508,533	$51,823,348

Units, beginning of year	35,626.349	23,305.633
Issuance of Units	2,613.002	20,136.910
Redemption of Units	(7,504.621)	(7,816.194)

Units, end of year	30,734.730	35,626.349

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$10,177,233	$(35,027,641)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(84,112,064)	(134,579,547)
Sales and maturities of U.S. government securities	88,240,000	163,078,462
Amortization of discounts and premiums	(24,642)	(56,793)
Due from brokers	(2,870,967)	(20,114,958)
Unrealized appreciation on open forward contracts	(76,073)	(464,186)
Futures contracts purchased	(4,790,084)	869,791
Unrealized depreciation on open forward contracts	(989,987)	967,477
Futures contracts sold	939,561	432,936
Management fees	6,194	(16,552)
Fees payable	29,251	(80,818)

Net cash provided by (used in) operating activities	6,528,422	(24,991,829)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	4,659,851	42,437,152
Redemptions, net of redemption payable	(9,919,454)	(18,083,436)

Net cash provided by (used in) financing activities	(5,259,603)	24,353,716

Net increase (decrease) in cash	1,268,819	(638,113)

Cash, beginning of year	30,588	668,701

Cash, end of year	$1,299,407	$30,588

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. — SERIES A and SUPERFUND GREEN, L.P. — SERIES B
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(1)	Nature of Operations

Organization and Business

Superfund Green, L.P. (the “Fund”), a Delaware limited partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (“U.S.”) and international commodity futures markets using a fully-automated computerized trading system. The Fund has issued two classes of Units, Series A and Series B (the “Series”). The two Series are traded and managed the same way except for the degree of leverage.

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

Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instruments; accordingly, the cost of securities plus accreted discount, or minus amortized premium, approximates fair value (See Section (2)(g) — Fair Value Measurements).

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting — Balance Sheet.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

(f)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates.

(g)	Recently Issued Accounting Pronouncements

ASU 2010-06

In January 2010, FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820, Fair Value Measurements, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items as gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The Fund does not anticipate the amendments effective for fiscal years beginning after December 15, 2010 to have an impact on the Fund’s results of operations, financial condition or cash flows.

(h)	Fair Value Measurements

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

As of and during the year ended December 31, 2010, and December 31, 2009, the Fund held no derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2010:

Superfund Green, L.P.

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$38,347,223	$—	$38,347,223	$—
Unrealized appreciation on open forward contracts	865,855	—	865,855	—
Futures contracts purchased	8,737,815	8,737,815	—	—

Total Assets Measured at Fair Value	$47,950,893	$8,737,815	$39,213,078	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$198,269	$—	$198,269	$—
Futures contracts sold	1,410,287	1,410,287	—	—

Total Liabilities Measured at Fair Value	$1,608,556	$1,410,287	$198,269	$—

Superfund Green, L.P. — Series A

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$16,066,728	$—	$16,066,728	$—
Unrealized appreciation on open forward contracts	280,718	—	280,718	—
Futures contracts purchased	2,839,432	2,839,432	—	—

Total Assets Measured at Fair Value	$19,186,878	$2,839,432	$16,347,446	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$57,275	$—	$57,275	$—
Futures contracts sold	445,767	445,767	—	—

Total Liabilities Measured at Fair Value	$503,042	$445,767	$57,275	$—

Superfund Green, L.P. — Series B

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$22,280,495	$—	$22,280,495	$—
Unrealized appreciation on open forward contracts	585,137	—	585,137	—
Futures contracts purchased	5,898,383	5,898,383	—	—

Total Assets Measured at Fair Value	$28,764,015	$5,898,383	$22,865,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$140,994	$—	$140,994	$—
Futures contracts sold	964,520	964,520	—	—

Total Liabilities Measured at Fair Value	$1,105,514	$964,520	$140,994	$—

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

Superfund Green, L.P.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$865,855	$—	$865,855
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(198,269)	(198,269)
Futures contracts	Futures contracts purchased	8,737,815	—	8,737,815
Futures contracts	Futures contracts sold	—	(1,410,287)	(1,410,287)

Totals		$9,603,670	$(1,608,556)	$7,995,114

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2009, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$696,512	$—	$696,512
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(1,552,248)	(1,552,248)
Futures contracts	Futures contracts purchased	1,573,761	—	1,573,761
Futures contracts	Futures contracts sold	—	(35,632)	(35,632)

Totals		$2,270,273	$(1,587,880)	$682,393

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

			Net Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	(Depreciations) on
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	Derivatives Recognized
815	Income	in Income	in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$(2,128,246)	$1,523,322
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	18,272,760	5,789,399

Total		$16,144,514	$7,312,721

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009:

			Net Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Loss on	Net Realized Gain (Loss)	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	Derivatives Recognized
815	Income	in Income	in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$(5,844,157)	$(704,912)
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	(29,998,081)	(1,692,797)

Total		$(35,842,238)	$(2,397,709)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$738,372	0.8	$(54,386)	(0.1)		$127,483	0.1		$(143,883)	(0.2)	$667,586
Currency	2,396,944	2.6	(3,962)	(0.0	)*	191,700	0.2		(76,838)	(0.1)	2,507,844
Financial	560,237	0.6	(31,749)	(0.0	)*	29,494	0.0	*	(113,327)	(0.1)	444,655
Food & Fiber	902,002	1.0	(1,593)	(0.0	)*	—	—		—	—	900,409
Indices	762,166	0.8	(339,028)	(0.4)		61,638	0.1		(8,315)	(0.0)*	476,461
Metals	3,486,182	3.7	(28,851)	(0.0	)*	—	—		(1,392,238)	(1.5)	2,065,093
Energy	791,456	0.9	(96,149)	(0.1)		—	—		(102,401)	(0.1)	592,906
Livestock	340,330	0.4	(170)	(0.0	)*	—	—		—	—	340,160

Totals	$9,977,689	10.7	$(555,888)	(0.6)		$410,315	0.4		$(1,837,002)	(2.0)	$7,995,114

*	Due to rounding
Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2009:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of		% of	Net Unrealized
		Net		Net		Net		Net	Gain on
	Gains	Assets	Losses	Assets	Gains	Assets	Losses	Assets	Open Positions
Foreign Exchange	$413,502	0.5	$(991,114)	(1.2)	$283,010	0.3	$(561,134)	(0.7)	$(855,736)
Currency	235,600	0.3	(866,737)	(1.0)	—	—	—	—	(631,137)
Financial	496,948	0.6	(1,089,683)	(1.3)	276,081	0.3	(19,348)	(0.0)*	(336,002)
Food & Fiber	1,291,163	1.5	(84,401)	(0.1)	—	—	(146,300)	(0.2)	1,060,462
Indices	2,235,215	2.6	(56,384)	(0.1)	—	—	(26,945)	(0.0)*	2,151,886
Metals	1,237,052	1.5	(2,289,628)	(2.7)	—	—	—	—	(1,052,576)
Energy	532,486	0.6	(67,870)	(0.1)	—	—	(48,560)	(0.1)	416,056
Livestock	—	—	—	—	—	—	(70,560)	(0.1)	(70,560)

Totals	$6,441,966	7.6	$(5,445,817)	(6.5)	$559,091	0.6	$(872,847)	(1.1)	$682,393

*	Due to rounding

Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2010:

	Average Value	Average Value		Average
	of Long	of Short	Average Number	Number of Short
	Positions	Positions	of Long Contracts	Contracts

Foreign Exchange	$1,896,542	$(2,119,850)	173	187

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts

Currency	2,318	263
Financial	5,007	1,784
Food & Fiber	642	650
Indices	3,825	537
Metals	1,129	133
Energy	139	79
Livestock	1,396	943

Total	14,629	4,576

*	Based on quarterly holdings
Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2009:

	Average value	Average value		Average
	of Long	of Short	Average number	number of Short
	Positions	Positions	of Long Contracts	Contracts

Foreign Exchange	$190,560	$(700,112)	52	48

	Average number	Average number
	of Long	of Short
	Contracts	Contracts

Currency	885	341
Financial	4,177	148
Food & Fiber	240	549
Indices	559	289
Metals	288	123
Livestock	0	201
Energy	244	438

Totals	6,445	2,137

*	Based on quarterly holdings
Superfund Green, L.P. trading results by market sector:

	For the Year Ended December 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Loss)	Gain (Loss)	Gain (Loss)
Foreign Exchange	$(2,128,246)	$1,523,322	$(604,924)
Currency	2,744,244	3,138,981	5,883,225
Financial	12,868,844	780,657	13,649,501
Food & Fiber	708,330	(160,053)	548,277
Indices	2,314,961	(1,675,425)	639,536
Metals	5,336,009	3,117,669	8,453,678
Livestock	(697,290)	410,720	(286,570)
Energy	(5,002,338)	176,850	(4,825,488)

Total net trading gain	$16,144,514	$7,312,721	$23,457,235

	For the Year Ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Loss)	Gain (Loss)	Gain (Loss)
Foreign Exchange	$(5,844,157)	$(704,912)	$(6,549,069)
Currency	(8,319,151)	(1,153,982)	(9,473,133)
Financial	637,546	(2,350,596)	(1,713,050)
Food & Fiber	(3,590,616)	1,120,462	(2,470,154)
Indices	(9,681,594)	2,152,512	(7,529,082)
Metals	2,592,849	(1,310,716)	1,282,133
Livestock	665,240	(158,070)	507,170
Energy	(12,302,355)	7,593	(12,294,762)

Total net trading loss	$(35,842,238)	$(2,397,709)	$(38,239,947)

Superfund Green, L.P. — Series A
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$280,718	$—	$280,718
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(57,275)	(57,275)
Futures contracts	Futures contracts purchased	2,839,432	—	2,839,432
Futures contracts	Futures contracts sold	—	(445,767)	(445,767)

Totals		$3,120,150	$(503,042)	$2,617,108

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2009, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2009	at December 31, 2009	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$187,448	$—	$187,448
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(421,267)	(421,267)
Futures contracts	Futures contracts purchased	465,462	—	465,462
Futures contracts	Futures contracts sold	—	(10,673)	(10,673)

Totals		$652,910	$(431,940)	$220,970

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

			Net Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	Derivatives Recognized
815	Income	in Income	in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$(522,897)	$457,262
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	6,391,752	1,938,876

Total		$5,868,855	$2,396,138

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009:

			Net Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	Derivatives Recognized
815	Income	in Income	in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$(1,475,144)	$(201,621)
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	(7,292,990)	(390,070)

Total		$(8,768,134)	$(591,691)

Superfund Green, L.P. — Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$239,419	0.6	$(21,762)	(0.0)	*	$41,299	0.1		$(35,513)	(0.1)	$223,443
Currency	787,461	2.0	(1,324)	(0.0)	*	63,900	0.2		(25,144)	(0.1)	824,893
Financial	189,781	0.5	(10,306)	(0.0)	*	5,112	0.0	*	(37,787)	(0.1)	146,800
Food & Fiber	290,036	0.8	(567)	(0.0)	*	—	—		—	—	289,469
Indices	236,418	0.6	(110,787)	(0.3)		27,165	0.1		(4,035)	(0.0) *	148,761
Metals	1,148,734	3.0	(9,803)	(0.0)	*	—	—		(444,188)	(1.2)	694,743
Energy	241,741	0.6	(31,572)	(0.1)		—	—		(30,790)	(0.1)	179,379
Livestock	109,680	0.3	(60)	(0.0	)*	—	—		—	—	109,620

Totals	$3,243,270	8.4	$(186,181)	(0.4)		$137,476	0.4		$(577,457)	(1.6)	$2,617,108

*	Due to rounding

Superfund Green, L.P. — Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2009:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of		% of	Net Unrealized
		Net		Net		Net		Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets	Losses	Assets	Open Positions
Foreign Exchange	$113,007	0.3	$(263,555)	(0.8)	$74,441	0.2	$(157,712)	(0.4)	$(233,819)
Currency	67,730	0.2	(244,325)	(0.7)	—	—	—	—	(176,595)
Financial	151,789	0.5	(301,563)	(0.9)	77,875	0.2	(5,528)	(0.0)*	(77,427)
Food & Fiber	360,737	1.1	(22,738)	(0.1)	—	—	(43,025)	(0.1)	294,974
Indices	620,907	1.8	(15,436)	(0.0)*	—	—	(7,925)	(0.0)*	597,546
Metals	353,181	1.0	(636,976)	(1.9)	—	—	—	—	(283,795)
Energy	150,196	0.5	(18,040)	(0.1)	—	—	(12,010)	(0.0)*	120,146
Livestock	—	—	—	—	—	—	(20,060)	(0.1)	(20,060)

Totals	$1,817,547	5.4	$(1,502,633)	(4.5)	$152,316	0.4	$(246,260)	(0.6)	$220,970

*	Due to rounding
Series A average* contract volume by market sector for the Year Ended December 31, 2010:

	Average Value	Average Value		Average
	of Long	of Short	Average Number	Number of Short
	Positions	Positions	of Long Contracts	Contracts

Foreign Exchange	$559,181	$(609,048)	77	82

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts

Currency	744	86
Financial	1,480	622
Food & Fiber	217	197
Indices	1,289	159
Metals	355	42
Energy	434	305
Livestock	45	25

Totals	4,641	1,518

*	Based on quarterly holdings

Series A average* contract volume by market sector for the Year Ended December 31, 2009:

	Average value	Average value		Average
	of Long	of Short	Average number	number of Short
	Positions	Positions	of Long Contracts	Contracts

Foreign Exchange	$48,653	$(170,446)	23	22

	Average number	Average number
	of Long	of Short
	Contracts	Contracts

Currency	264	95
Financial	1,146	40
Food & Fiber	67	148
Indices	138	89
Metals	81	32
Livestock	0	58
Energy	69	110

Totals	1,788	594

*	Based on quarterly holdings
Series A trading results by market sector:

	For the Year Ended December 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Loss)	Gain (Loss)	Gain (Loss)
Foreign Exchange	$(522,897)	$457,262	$(65,635)
Currency	1,096,391	1,001,488	2,097,879
Financial	4,048,496	224,227	4,272,723
Food & Fiber	176,523	(5,505)	171,018
Indices	792,597	(448,785)	343,812
Metals	1,881,266	978,538	2,859,804
Livestock	(212,180)	129,680	(82,500)
Energy	(1,391,341)	59,233	(1,332,108)

Total net trading gain	$5,868,855	$2,396,138	$8,264,993

	For the Year Ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Loss)	Gain (Loss)	Gain (Loss)
Foreign Exchange	$(1,475,144)	$(201,621)	$(1,676,765)
Currency	(2,190,296)	(315,756)	(2,506,052)
Financial	224,040	(587,254)	(363,214)
Food & Fiber	(900,346)	301,938	(598,408)
Indices	(2,489,390)	581,777	(1,907,613)
Metals	1,032,905	(358,930)	673,975
Livestock	183,530	(43,460)	140,070
Energy	(3,153,433)	31,615	(3,121,818)

Total net trading loss	$(8,768,134)	$(591,691)	$(9,359,825)

Superfund Green, L.P. — Series B
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$585,137	$—	$585,137
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(140,994)	(140,994)
Futures contracts	Futures contracts purchased	5,898,383	—	5,898,383
Futures contracts	Futures contracts sold	—	(964,520)	(964,520)

Totals		$6,483,520	$(1,105,514)	$5,378,006

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2009, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2009	at December 31, 2009	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$509,064	$—	$509,064
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(1,130,981)	(1,130,981)
Futures contracts	Futures contracts purchased	1,108,299	—	1,108,299
Futures contracts	Futures contracts sold	—	(24,959)	(24,959)

Totals		$1,617,363	$(1,155,940)	$461,423

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

Derivatives Not			Change in Unrealized
Accounted for as	Location of Gain (Loss) on	Realized Gain (Loss) on	Appreciation on
Hedging Instruments	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
under ASC 815	Income	Income	in Income

Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$(1,605,349)	$1,066,060

Futures contracts	Realized and unrealized gain on futures and forward contracts	11,881,008	3,850,523

Total		$10,275,659	$4,916,583

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2009:

Derivatives Not			Change in Unrealized
Accounted for as	Location of Loss on	Realized Loss on	Depreciation on
Hedging Instruments	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
under ASC 815	Income	Income	in Income
Foreign exchange contracts	Realized and unrealized loss on futures and forward contracts	$(4,369,013)	$(503,291)
Futures contracts	Realized and unrealized loss on futures and forward contracts	(22,705,091)	(1,302,727)

Total		$(27,074,104)	$(1,806,018)

Superfund Green, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$498,953	0.9	$(32,624)	(0.1)		$86,184	0.2		$(108,370)	(0.2)	$444,143
Currency	1,609,483	2.9	(2,638)	(0.0	)*	127,800	0.2		(51,694)	(0.1)	1,682,951
Financial	370,456	0.6	(21,443)	(0.0	)*	24,382	0.0	*	(75,540)	(0.1)	297,855
Food & Fiber	611,966	1.1	(1,026)	(0.0	)*	—	—		—	—	610,940
Indices	525,748	0.9	(228,241)	(0.4)		34,473	0.1		(4,280)	(0.0)*	327,700
Metals	2,337,448	4.3	(19,048)	(0.0	)*	—	—		(948,050)	(1.7)	1,370,350
Energy	549,715	1.0	(64,577)	(0.1)		—	—		(71,611)	(0.1)	413,527
Livestock	230,650	0.4	(110)	(0.0	)*	—	—		—	—	230,540

Totals	$6,734,419	12.1	$(369,707)	(0.6)		$272,839	0.5		$(1,259,545)	(2.2)	$5,378,006

*	Due to rounding
Superfund Green, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2009:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of		% of	Net Unrealized
		Net		Net		Net		Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets	Losses	Assets	Open Positions
Foreign Exchange	$300,495	0.6	$(727,559)	(1.4)	$208,569	0.4	$(403,422)	(0.8)	$(621,917)
Currency	167,870	0.3	(622,412)	(1.2)	—	—	—	—	(454,542)
Financial	345,159	0.7	(788,120)	(1.5)	198,206	0.4	(13,820)	(0.0)*	(258,575)
Food & Fiber	930,426	1.8	(61,663)	(0.1)	—	—	(103,275	(0.2)	765,488
Indices	1,614,308	3.1	(40,948)	(0.1)	—	—	(19,020)	(0.0)*	1,554,340
Metals	883,871	1.7	(1,652,652)	(3.2)	—	—	—	—	(768,781)
Energy	382,290	0.7	(49,830)	(0.1)	—	—	(36,550)	(0.1)	295,910
Livestock	—	—	—	—	—	—	(50,500	(0.1)	(50,500)

Totals	$4,624,419	8.9	$(3,943,184)	(7.6)	$406,775	0.8	$(626,587)	(1.2)	$461,423

*	Due to rounding

Series B average* contract volume by market sector for the Year Ended December 31, 2010:

	Average Value	Average Value		Average
	of Long	of Short	Average Number	Number of Short
	Positions	Positions	of Long Contracts	Contracts

Foreign Exchange	$1,337,361	$(1,510,802)	96	105

	Average Number	Average Number
	of Long	of Short
	Contracts	Contracts

Currency	1,574	177
Financial	3,527	1,162
Food & Fiber	425	453
Indices	2,536	378
Metals	774	91
Livestock	94	54
Energy	962	638

Totals	9,988	3,058

*	Based on quarterly holdings
Series B average contract volume by market sector for the Year Ended December 31, 2009:

	Average value	Average value		Average
	of Long	of Short	Average number	number of Short
	Positions	Positions	of Long Contracts	Contracts

Foreign Exchange	$141,907	$(529,666)	29	26

	Average number	Average number
	of Long	of Short
	Contracts	Contracts

Currency	621	246
Financial	3,032	108
Food & Fiber	174	402
Indices	421	200
Metals	207	90
Livestock	0	143
Energy	175	328

Totals	4,659	1,543

*	Based on quarterly holdings
Series B trading results by market sector:

	For the Year Ended December 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Loss)	Gain (Loss)	Gain (Loss)
Foreign Exchange	$(1,605,349)	$1,066,060	$(539,289)
Currency	1,647,853	2,137,493	3,785,346
Financial	8,820,348	556,430	9,376,778
Food & Fiber	531,807	(154,548)	377,259
Indices	1,522,364	(1,226,640)	295,724
Metals	3,454,743	2,139,131	5,593,874
Livestock	(485,110)	281,040	(204,070)
Energy	(3,610,997)	117,617	(3,493,380)

Total net trading gain	$10,275,659	$4,916,583	$15,192,242

	For the Year Ended December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Loss)	Gain (Loss)	Gain (Loss)
Foreign Exchange	$(4,369,013)	$(503,291)	$(4,872,304)
Currency	(6,128,855)	(838,226)	(6,967,081)
Financial	413,506	(1,763,342)	(1,349,836)
Food & Fiber	(2,690,270)	818,524	(1,871,746)
Indices	(7,192,204)	1,570,735	(5,621,469)
Metals	1,559,944	(951,786)	608,158
Livestock	481,710	(114,610)	367,100
Energy	(9,148,922)	(24,022)	(9,172,944)

Total net trading gain	$(27,074,104)	$(1,806,018)	$(28,880,122)

(4)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2010, there were no amounts due to brokers.

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

In accordance with the Fifth Amended and Restated Limited Partnership Agreement, net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Subscriptions received in advance, if any, represent cash received prior to December 31 for contributions of the subsequent month and do not participate in the earnings of the Fund until the following January.

(6)	Related Party Transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum) of net assets, ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward an no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading, Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund.

As of December 31, 2010, Superfund Capital Management owned 386.799 Units of Series A, representing 1.52% of the total issued Units of Series A, and 528.22 Units of Series B, representing 1.65% of the total issued Units of Series B, having a combined value of $1,536.628.
(7)	Financial Highlights
Financial highlights for the year ended December 31, 2010, are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	14.5%	21.9%
Incentive fees	0.0	0.0

Total return after incentive fees	14.5%	21.9%

Ratio to average partners’ capital
Operating expenses before incentive fees	9.1%	10.1%
Incentive fees	0.0	0.0

Total expenses	9.1%	10.1%

Net investment loss	(9.0)%	(10.1)%

Net asset value per unit, beginning of period	$1,354.49	$1,454.64
Net investment loss	(122.46)	(145.97)
Net loss on investments	318.69	464.85

Net asset value per unit, end of period	$1,550.72	$1,773.52

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during period)	$196.01	$297.46

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$196.23	$318.88

Financial highlights for the year ended December 31, 2009, are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	(29.9)%	(43.7)%
Incentive fees	0.0	(0.4)

Total return after incentive fees	(29.9)%	(44.1)%

Ratio to average partners’ capital Operating expenses before incentive fees	8.9%	9.9%
Incentive fees	0.0	0.5

Total expenses	8.9%	10.4%

	SERIES A	SERIES B
Net investment loss	(8.8)%	(9.8)%

Net asset value per unit, beginning of period	$1,932.30	$2,600.96
Net investment loss	(139.94)	(197.32)
Net loss on investments	(437.87)	(949.00)

Net asset value per unit, end of period	$1,354.49	$1,454.64
Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(563.24)	$(1,106.39)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(577.81)	$(1,146.32)

(8)	Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

For the Fund, gross unrealized gains and losses related to exchange traded futures were $9,522,149 and $2,194,621, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $865,855 and $198,269, respectively, at December 31, 2010.

For Series A, gross unrealized gains and losses related to exchange traded futures were $3,100,028 and $706,363, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $280,718 and $57,275, respectively, at December 31, 2010.

For Series B, gross unrealized gains and losses related to exchange traded futures were $6,422,121 and $1,488,258, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $585,137 and $140,994, respectively, at December 31, 2010.

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

The majority of these instruments mature within one year of December 31, 2010. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
(9)	Subscriptions and Redemptions

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscription funds are required to be promptly transmitted to the escrow agent, HSBC Bank USA. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or the subscription funds are returned.

A Limited Partner may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited Partners must transmit a written request of such withdrawal to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay. The Fund’s prospectus provides “if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.”

(10)	Subsequent events

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

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

Title with
Signature	Superfund Capital Management	Date

/s/ Nigel James Nigel James	President (Principal Executive Officer)	March 31, 2011

/s/ Martin Schneider Martin Schneider	Vice President and Director (Principal Financial Officer)	March 31, 2011
(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
     The following exhibit is incorporated by reference herein from the exhibits of the same description and number filed on August 13, 2010, with Superfund Green, L.P.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-162132).

3.01	Form of Fifth Amended and Restated Limited Partnership Agreement of Superfund Green, L.P.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on November 24, 2009, with Superfund Green, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-162132).

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