Form 10-Q
period 2011-03-31
SUPERFUND GREEN, L.P.
filed 2011-05-16
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. - Series A and Superfund Green, L.P. — Series B are included in Item 1:

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value, (amortized cost 36,649,223 and $38,347,223 as of March 31, 2011 and December 31, 2010, respectively)	$36,649,223	$38,347,223

Due from brokers	54,053,153	49,302,554

Unrealized appreciation on open forward contracts	1,081,260	865,855

Futures contracts purchased	3,089,860	8,737,815

Cash	1,867,686	2,069,942

Total assets	96,741,182	99,323,389

LIABILITIES

Unrealized depreciation on open forward contracts	964,573	198,269

Futures contracts sold	1,295,032	1,410,287

Subscriptions received in advance	1,628,217	1,180,791

Redemptions payable	3,378,248	3,004,972

Management fees	143,051	148,834

Fees payable	289,444	314,765

Total liabilities	7,698,565	6,257,918

NET ASSETS	$89,042,617	$93,065,471

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 26, 2011 (amortized cost $36,649,223), securities are held in margin accounts as collateral for open futures and forwards	$36,655,000	41.2%	$36,649,223

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.2	1,081,260

Total unrealized appreciation on forward contracts		1.2	1,081,260

Unrealized depreciation on forward contracts
Currency		(1.1)	(964,573)

Total unrealized depreciation on forward contracts		(1.1)	(964,573)

Total forward contracts, at fair value		0.1	116,687

Futures contracts, at fair value
Futures contracts purchased
Currency		1.1	998,614
Energy		1.0	903,344
Financial		0.1	56,251
Food & Fiber		(0.0) *	(13,624)
Indices		0.3	295,456
Livestock		0.3	292,560
Metals		0.6	557,259

Total futures contracts purchased		3.4	3,089,860

Futures contracts sold
Energy		(0.6)	(565,901)
Financial		(0.1)	(125,732)
Food & Fiber		0.0 *	28,595
Indices		(0.3)	(286,536)
Metals		(0.4)	(345,458)

Total futures contracts sold		(1.4)	(1,295,032)

Total futures contracts, at fair value		2.0%	$1,794,828

Futures and forward contracts by country composition
Australia		0.6%	$497,986
European Monetary Union		0.2	172,898
Great Britain		(0.2)	(221,218)
Japan		(0.2)	(221,136)
United States		0.6	526,252
Other		1.3	1,156,733

Total futures and forward contracts by country composition		2.3%	$1,911,515

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011(amortized cost $38,347,223), securities are held in margin accounts as collateral for open futures and forwards	$38,355,000	41.2%	$38,347,223

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	865,855

Total unrealized appreciation on forward contracts		0.9	865,855

Unrealized depreciation on forward contracts
Currency		(0.2)	(198,269)

Total unrealized depreciation on forward contracts		(0.2)	(198,269)

Total forward contracts, at fair value		0.7	667,586

Futures contracts, at fair value
Futures contracts purchased
Currency		2.6	2,392,982
Energy		0.7	695,307
Financial		0.6	528,488
Food & Fiber		1.0	900,409
Indices		0.5	423,138
Livestock		0.4	340,160
Metals		3.7	3,457,331

Total futures contracts purchased		9.4	8,737,815

Futures contracts sold
Currency		0.1	114,862
Energy		(0.1)	(102,401)
Financial		(0.1)	(83,833)
Indices		0.1	53,323
Metals		(1.5)	(1,392,238)

Total futures contracts sold		(1.5)	(1,410,287)

Total futures contracts, at fair value		7.9	7,327,528

Futures and forward contracts by country composition
Australia		0.0 *	30,575
Canada		0.2	229,304
European Monetary Union		0.4	369,324
Great Britain		0.3	255,318
Japan		1.7	1,536,949
United States		4.1	3,853,276
Other		1.9	1,720,368

Total futures and forward contracts by country		8.6%	$7,995,114

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
Investment income
Interest income	$20,045	$3,052

Total income	20,045	3,052

Expenses
Selling commission	927,426	826,207
Brokerage commissions	503,803	676,830
Management fee	428,936	382,121
Ongoing offering expenses	231,857	206,552
Operating expenses	34,779	30,983
Other	18,720	6,600

Total expenses	2,145,521	2,129,293

Net investment loss	(2,125,476)	(2,126,241)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	8,251,746	(6,711,364)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(6,083,599)	14,674,518

Net gain on investments	2,168,147	7,963,154

Net increase in net assets from operations	$42,671	$5,836,913

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2011	2010
Increase in net assets from operations
Net investment loss	$(2,125,476)	$(2,126,241)
Net realized gain (loss) on futures and forward contracts	8,251,746	(6,711,364)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(6,083,599)	14,674,518

Net increase in net assets from operations	42,671	5,836,913

Capital share transactions
Issuance of Units	2,564,652	4,040,178
Redemption of Units	(6,630,177)	(4,884,626)

Net increase (decrease) in net assets from capital share transactions	(4,065,525)	(844,448)

Net increase (decrease) in net assets	(4,022,854)	4,992,465

Net assets, beginning of period	93,065,471	85,135,843

Net assets, end of period	$89,042,617	$90,128,308

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$42,671	$5,836,913
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(36,645,497)	(34,496,609)
Sales and maturities of U.S. government securities	38,355,000	42,405,000
Amortization of discounts and premiums	(11,503)	(5,145)
Due from brokers	(4,750,599)	681,897
Unrealized appreciation on open forward contracts	(215,405)	90,654
Futures contracts purchased	5,647,955	(8,793,265)
Unrealized depreciation on open forward contracts	766,304	(986,769)
Futures contracts sold	(115,255)	(4,985,138)
Management fee	(5,783)	—
Fees payable	(25,321)	59,070

Net cash provided by (used in) operating activities	3,042,567	(193,392)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	3,012,078	4,040,178
Redemptions, net of redemptions payable	(6,256,901)	(3,660,137)

Net cash provided by (used in) financing activities	(3,244,823)	380,041

Net increase (decrease) in cash	(202,256)	186,649

Cash, beginning of period	2,069,942	642,058

Cash, end of period	$1,867,686	$828,707

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value (amortized cost $15,167,609 and $16,066,728 as of March 31, 2011, and December 31, 2010, respectively)	$15,167,609	$16,066,728

Due from brokers	22,290,806	20,354,921

Unrealized appreciation on open forward contracts	332,291	280,718

Futures contracts purchased	974,830	2,839,432

Cash	722,179	770,535

Total assets	39,487,715	40,312,334

LIABILITIES

Unrealized depreciation on open forward contracts	291,302	57,275

Futures contracts sold	405,847	445,767

Subscriptions received in advance	585,832	259,196

Redemptions payable	889,208	806,835

Management fee	58,834	60,901

Fees payable	115,804	125,422

Total liabilities	2,346,827	1,755,396

NET ASSETS	$37,140,888	$38,556,938

Number of Units	24,165.833	24,863.954

Net asset value per Unit	$1,536.92	$1,550.72

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 26, 2011 (amortized cost $15,167,609), securities are held in margin accounts as collateral for open futures and forwards	$15,170,000	40.8%	$15,167,609

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	332,291

Total unrealized appreciation on forward contracts		0.9	332,291

Unrealized depreciation on forward contracts
Currency		(0.8)	(291,302)

Total unrealized depreciation on forward contracts		(0.8)	(291,302)

Total forward contracts, at fair value		0.1	40,989

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.9	327,300
Energy		0.7	264,433
Financial		0.0 *	13,573
Food & Fiber		(0.0) *	(3,958)
Indices		0.3	96,734
Livestock		0.3	106,760
Metals		0.5	169,988

Total futures contracts purchased		2.7	974,830

Futures Contracts Sold
Energy		(0.5)	(183,560)
Financial		0.0 *	6,599
Food & Fiber		0.0 *	8,249
Indices		(0.4)	(134,784)
Metals		(0.3)	(102,351)

Total futures contracts sold		(1.2)	(405,847)

Total futures contracts, at fair value		1.5%	$568,983

Futures and forward contracts by country composition
Australian		0.5	$167,344
European Monetary Union		0.1	60,393
Great Britain		(0.2)	(75,752)
Japan		(0.2)	(56,972)
United States		0.4	152,792
Other		1.0	362,167

Total futures and forward contracts by country		1.6%	$609,972

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

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

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
Investment income
Interest income	$8,823	$1,538

Total income	8,823	1,538

Expenses
Management fee	176,809	155,707
Ongoing offering expenses	95,573	84,166
Operating expenses	14,336	12,625
Selling commission	382,289	336,663
Brokerage commissions	162,418	205,942
Other	6,780	2,711

Total expenses	838,205	797,814

Net investment loss	(829,382)	(796,276)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	2,495,194	(1,903,701)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(2,007,136)	4,634,306

Net gain on investments	488,058	2,730,605

Net increase (decrease) in net assets from operations	$(341,324)	$1,934,329

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(13.53)	$75.16

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(13.80)	$70.66

*	Weighted average number of Units outstanding for Series A for Three Months Ended March 31, 2011 and March 31, 2010: 25,233.37 and 25,737.22, respectively.
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2011	2010
Increase (decrease) in net assets from operations
Net investment loss	$(829,382)	$(796,276)
Net realized gain (loss) on futures and forward contracts	2,495,194	(1,903,701)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,007,136)	4,634,306

Net increase (decrease) in net assets from operations	(341,324)	1,934,329

Capital share transactions
Issuance of Units	894,754	2,798,144
Redemption of Units	(1,969,480)	(1,922,973)

Net increase (decrease) in net assets from capital share transactions	(1,074,726)	875,171

Net increase (decrease) in net assets	(1,416,050)	2,809,500

Net assets, beginning of period	38,556,938	33,312,495

Net assets, end of period	$37,140,888	$36,121,995

Units, beginning of period	24,863.954	24,594.117

Issuance of Units	588.064	2,194.177

Redemption of Units	(1,286.185)	(1,442.162)

Units, end of period	24,165.833	25,346.132

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(341,324)	$1,934,329
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(15,166,066)	(14,166,555)
Sales and maturities of U.S. government securities	16,070,000	16,020,000
Amortization of discounts and premiums	(4,815)	(2,045)
Due from brokers	(1,935,885)	(743,295)
Unrealized appreciation on open forward contracts	(51,573)	6,498
Futures contracts purchased	1,864,602	(2,814,592)
Unrealized depreciation on open forward contracts	234,027	(246,761)
Futures contracts sold	(39,920)	(1,579,451)
Management fee	(2,067)	—
Fees payable	(9,618)	26,069

Net cash provided by (used in) operating activities	617,361	(1,565,803)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,221,390	2,798,144
Redemptions, net of redemptions payable	(1,887,107)	(1,396,933)

Net cash provided by (used in) financing activities	(665,717)	1,401,211

Net decrease in cash	(48,365)	(164,592)

Cash, beginning of period	770,535	611,470

Cash, end of period	$722,179	$446,878

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value, (amortized cost $21,481,614 and $22,280,495 as of March 31, 2011 and December 31, 2010, respectively)	$21,481,614	$22,280,495

Due from brokers	31,762,347	28,947,633

Unrealized appreciation on open forward contracts	748,969	585,137

Futures contracts purchased	2,115,030	5,898,383

Cash	1,145,507	1,299,407

Total assets	57,253,467	59,011,055

LIABILITIES

Unrealized depreciation on open forward contracts	673,271	140,994

Futures contracts sold	889,185	964,520

Subscriptions received in advance	1,042,385	921,595

Redemptions payable	2,489,040	2,198,137

Management fee	84,217	87,933

Fees payable	173,640	189,343

Total liabilities	5,351,738	4,502,522

NET ASSETS	$51,901,729	$54,508,533

Number of Units	29,047.825	30,734.730

Net asset value per Unit	$1,786.77	$1,773.52

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 26, 2011 (amortized cost $21,481,614), securities are held in margin accounts as collateral for open futures and forwards	$$21,485,000	41.4%	$21,481,614

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.4	748,969

Total unrealized appreciation on forward contracts		1.4	748,969

Unrealized depreciation on forward contracts
Currency		(1.3)	(673,271)

Total unrealized depreciation on forward contracts		(1.3)	(673,271)

Total forward contracts, at fair value		0.1	75,698

Futures contracts, at fair value
Futures contracts purchased
Currency		1.3	671,314
Energy		1.2	638,911
Financial		0.1	42,678
Food & Fiber		(0.0) *	(9,666)
Indices		0.4	198,722
Livestock		0.4	185,800
Metals		0.7	387,271

Total futures contracts purchased		4.1	2,115,030

Futures contracts sold
Energy		(0.7)	(382,341)
Financial		(0.3)	(132,331)
Food & Fiber		0.0 *	20,346
Indices		(0.3)	(151,752)
Metals		(0.5)	(243,107)

Total futures contracts sold		(1.8)	(889,185)

Total futures contracts, at fair value		2.3%	$1,225,845

Futures and forward contracts by country composition
Australia		0.6%	$330,642
European Monetary Union		0.2	112,505
Great Britain		(0.3)	(145,466)
Japan		(0.3)	(164,164)
United States		0.7	373,460
Other		1.5	794,566

Total futures and forward contracts by country composition		2.4%	$1,301,543

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

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
     See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
Investment income
Interest income	$11,222	$1,514

Total income	11,222	1,514

Expenses
Management fee	252,127	226,414
Ongoing offering expenses	136,284	122,386
Operating expenses	20,443	18,358
Selling commission	545,137	489,544
Brokerage commissions	341,385	470,888
Other	11,940	3,889

Total expenses	1,307,316	1,331,479

Net investment loss	(1,296,094)	(1,329,965)

Realized and unrealized gain
(loss) on investments
Net realized gain (loss) on futures and forward contracts	5,756,552	(4,807,663)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(4,076,463)	10,040,212

Net gain on investments	1,680,089	5,232,549

Net increase in net assets from operations	$383,995	$3,902,584

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$12.30	$109.18

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period)	$13.25	$112.79

*	Weighted average number of Units outstanding for Series B for Three Months Ended March 31, 2011 and March 31, 2010: 31,210.46 and 35,745.56, respectively.
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2011	2010
Increase in net assets from operations
Net investment loss	$(1,296,094)	$(1,329,965)
Net realized gain (loss) on futures and forward contracts	5,756,552	(4,807,663)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(4,076,463)	10,040,212

Net increase in net assets from operations	383,995	3,902,584

Capital share transactions
Issuance of Units	1,669,898	1,242,034
Redemption of Units	(4,660,697)	(2,961,653)

Net decrease in net assets from capital share transactions	(2,990,799)	(1,719,619)

Net increase (decrease) in net assets	(2,606,804)	2,182,965

Net assets, beginning of period	54,508,533	51,823,348

Net assets, end of period	$51,901,729	$54,006,313

Units, beginning of period	30,734.730	35,626.349
Issuance of Units	952.148	933.078
Redemption of Units	(2,639.053)	(2,104.203)

Units, end of period	29,047.825	34,455.224

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$383,995	$3,902,584
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(21,479,431)	(20,330,054)
Sales and maturities of U.S. government securities	22,285,000	26,385,000
Amortization of discounts and premiums	(6,688)	(3,100)
Due from brokers	(2,814,714)	1,425,192
Unrealized appreciation (on open forward contracts	(163,832)	84,156
Futures contracts purchased	3,783,353	(5,978,673)
Unrealized depreciation on open forward contracts	532,277	(740,008)
Futures contracts sold	(75,335)	(3,405,687)
Management fee	(3,716)	—
Fees payable	(15,703)	33,001

Net cash provided by operating activities	2,425,206	1,372,411

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,790,688	1,242,034
Redemptions, net of change in redemptions payable	(4,369,794)	(2,263,204)

Net cash used in financing activities	(2,579,106)	(1,021,170)

Net increase (decrease) in cash	(153,900)	351,241

Cash, beginning of period	1,299,407	30,588

Cash, end of period	$1,145,507	$381,829

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. — SERIES A and SUPERFUND GREEN, L.P. — SERIES B
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2011
SUPERFUND GREEN, L.P.
1. Nature of operations
Organization and Business
Superfund Green, L.P. (the “Fund”), a Delaware limited partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States of America (“U.S.”) and international commodity futures and forward markets using a fully-automated computerized trading system. The Fund has issued two classes of units (“Units”), Series A and Series B (each, a “Series”). The two Series are traded and managed the same way except for the degree of leverage.
The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the Fund’s general partner, Superfund Capital Management, Inc. (“Superfund Capital Management”) or by operation of law or a decline in the aggregate net assets of such Series to less than $500,000.
2. Basis of presentation and significant accounting policies
Basis of Presentation
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instruments; accordingly, the cost of securities plus accreted discount, or minus amortized premium approximates fair value (See Section 3 — Fair Value Measurements).
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
Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”), to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2008 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires Superfund Capital Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
ASU 2010-06
In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The amendments effective for fiscal years beginning after December 15, 2010 did not have any impact on the Fund’s results of operations, financial condition or cash flows.
3. Fair Value Measurements
The Fund follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:
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
U.S. Government Securities. The Fund’s only market exposure in instruments held other than for speculative trading is in its U.S. Treasury Bill portfolio. As the Fund uses the amortized cost method for valuing its U.S. Treasury Bill portfolio, which approximates fair value, this portfolio is classified within Level 2 of the fair value hierarchy.
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
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended March 31, 2011, the Fund held no derivative contracts valued using Level 3 inputs.
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2011, and December 31, 2010:
Superfund Green, L.P.

	Balance
	March 31,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$36,649,223	$—	$36,649,223	$—
Unrealized appreciation on open forward contracts	1,081,260	—	1,081,260	—
Futures contracts purchased	3,089,860	3,089,860	—	—

Total Assets Measured at Fair Value	$40,820,343	$3,089,860	$37,730,483	$—

	Balance
	March 31,
	2011	Level 1	Level 2	Level 3
LIABILITIES
Unrealized depreciation on open forward contracts	$964,573	$—	$964,573	$—
Futures contracts sold	1,295,032	1,295,032	—	—

Total Liabilities Measured at Fair Value	$2,259,605	$1,295,032	$964,573	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$38,347,223	$—	$38,347,223	$—
Unrealized appreciation on open forward contracts	865,855	—	865,855	—
Futures contracts purchased	8,737,815	8,737,815	—	—

Total Assets Measured at Fair Value	$47,950,893	$8,737,815	$39,213,078	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$198,269	$—	$198,269	$—
Futures contracts sold	1,410,287	1,410,287	—	—

Total Liabilities Measured at Fair Value	$1,608,556	$1,410,287	$198,269	$—

Superfund Green, L.P. — Series A

	Balance
	March 31,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$15,167,609	$—	$15,167,609	$—
Unrealized appreciation on open forward contracts	332,291	—	332,291	—
Futures contracts purchased	974,830	974,830	—	—

Total Assets Measured at Fair Value	$16,474,730	$974,830	$15,499,900	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$291,302	$—	$291,302
Futures contracts sold	405,847	$405,847	$—	$—

Total Liabilities Measured at Fair Value	$697,149	$405,847	$291,302	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$16,066,728	$—	$16,066,728	$—
Unrealized appreciation on open forward contracts	280,718	—	280,718	—
Futures contracts purchased	2,839,432	2,839,432	—	—

Total Assets Measured at Fair Value	$19,186,878	$2,839,432	$16,347,446	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$57,275	$—	$57,275	$—
Futures contracts sold	445,767	445,767	—	—

Total Liabilities Measured at Fair Value	$503,042	$445,767	$57,275	$—

Superfund Green, L.P. — Series B

	Balance
	March 31,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$21,481,614	$—	$21,481,614	$—
Unrealized appreciation on open forward contracts	748,969	—	748,969	—
Futures contracts purchased	2,115,030	2,115,030	—	—

Total Assets Measured at Fair Value	$24,345,613	$2,115,030	$22,230,583	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$673,271	$—	$673,271
Futures contracts sold	$889,185	$889,185	$—	$—

Total Liabilities Measured at Fair Value	$1,562,456	$889,185	$673,271	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$22,280,495	$—	$22,280,495	$—
Unrealized appreciation on open forward contracts	585,137	—	585,137	—
Futures contracts purchased	5,898,383	5,898,383	—	—

Total Assets Measured at Fair Value	$28,764,015	$5,898,383	$22,865,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$140,994	$—	$140,994	$—
Futures contracts sold	964,520	964,520	—	—

Total Liabilities Measured at Fair Value	$1,105,514	$964,520	$140,994	$—

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

Superfund Green, L.P.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2011, is as follows:

	Statement of Assets		Liability
	and Liabilities	Asset Derivatives	Derivatives at
Type of Instrument	Location	at March 31, 2011	March 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$1,081,260	$—	$1,081,260

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(964,573)	(964,573)

Futures contracts	Futures contracts purchased	3,089,860	—	3,089,860

Futures contracts	Futures contracts sold	—	(1,295,032)	(1,295,032)

Totals		$4,171,120	$(2,259,605)	$1,911,515

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets	Asset Derivatives	Liability
	and Liabilities	at December 31,	Derivatives at
Type of Instrument	Location	2010	December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracs	$865,855	$—	$865,855

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(198,269)	(198,269)

Futures contracts	Futures contracts purchased	8,737,815	—	8,737,815

Futures contracts	Futures contracts sold	—	(1,410,287)	(1,410,287)

Totals		$9,603,670	$(1,608,556)	$7,995,114

Effects of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2011:

			Net Change in
	Location of Gain		Unrealized
Derivatives not	(Loss) on	Net Realized Gain	Depreciation on
Designated as	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$298,722	$(550,899)

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	7,953,024	(5,532,700)

Total		$8,251,746	$(6,083,599)

Effects of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2010:

			Net Change in
	Location of Gain		Unrealized
Derivatives not	(Loss) on	Net Realized Loss	Appreciation on
Designated as	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$(1,922,031)	$896,115

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	(4,789,333)	13,778,403

Total		$(6,711,364)	$14,764,518

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$1,066,954	1.2		$(74,237)	(0.1)	$14,306	0.0	*	$(890,336)	(1.0)	$116,687
Currency	1,677,370	1.9		(678,756)	(0.8)	—	—		—	—	998,614
Financial	764,562	0.9		(708,311)	(0.8)	28,848	0.0	*	(154,580)	(0.2)	(69,481)
Food & Fiber	2,735	0.0	*	(16,359)	(0.0) *	28,595	0.0	*	—	—	14,971
Indices	405,709	0.5		(110,254)	(0.1)	57,190	0.1		(343,725)	(0.4)	8,920
Metals	878,856	1.0		(321,598)	(0.4)	14,138	0.0	*	(359,595)	(0.4)	211,801
Energy	910,838	1.0		(7,494)	(0.0) *	—	—		(565,901)	(0.6)	337,443
Livestock	292,560	0.3		—	—	—	—		—	—	292,560

Totals	$5,999,584	6.8		$(1,917,009)	(2.2)	$143,077	0.1		$(2,314,137)	(2.6)	$1,911,515

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$738,372	0.8	$(54,386)	(0.1)	$127,483	0.1		$(143,883)	(1.0)	$667,586
Currency	2,396,944	2.6	(3,962)	(0.0) *	191,700	0.2		(76,838)	(0.1)	2,507,844
Financial	560,237	0.6	(31,749)	(0.8)	29,494	0.0	*	(113,327)	(0.1)	444,655
Food & Fiber	902,002	1.0	(1,593)	(0.0) *	—	—		—	—	900,409
Indices	762,166	0.8	(339,028)	(0.4)	61,638	0.1		(8,315)	(0.0) *	476,461
Metals	3,486,182	3.7	(28,851)	(0.0) *	—	—		(1,392,238)	(1.5)	2,065,093
Energy	791,456	0.9	(96,149)	(0.1)	—	—		(102,241))	(0.1)	592,906
Livestock	340,330	0.4	(170)	(0.0) *	—	—		—	—	340,160

Totals	$9,977,689	10.7	$(555,888)	(0.6)	$410,315	0.4		$(2,314,137)	(2.6)	$7,995,114

*	Due to rounding

Superfund Green, L.P. average* contract volume by market sector for the Three Months Ended March 31, 2011:

	Average Number of	Average Number of	Average Value of Long	Average Value of
	Long Contracts	Short Contracts	Positions	Short Positions
Foreign Exchange	276	186	$1,356,841	$1,217,946

	Average Number of Long	Average Number of Short
	Contracts	Contracts
Currency	4,292	174
Financial	6,732	1,821
Food & Fiber	300	13
Indices	3,716	1,633
Metals	1,234	295
Energy	301	0
Livestock	1,589	1,140

Total	18,441	5,262

*	Based on quarterly holdings
Superfund Green, L.P. average* contract volume by market sector for the Three Months Ended March 31, 2010:

	Average Number of	Average Number of	Average Value of Long	Average Value of
	Long Contracts	Short Contracts	Positions	Short Positions
Foreign Exchange	167	170	$1,776,270	$3,547,175

	Average Number of Long	Average Number of Short
	Contracts	Contracts
Currency	3,039	0
Financial	4,201	1,921
Food & Fiber	802	794
Indices	3,083	110
Metals	1,284	190
Energy	0	256
Livestock	1,324	512

Total	13,900	3,593

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$298,722	$(550,899)	$(252,177)
Currency	1,409,990	(1,509,230)	(99,240)
Financial	(1,911,340)	(514,134)	(2,425,474)
Food & Fiber	766,470	(885,436)	(118,966)
Indices	(727,490)	(467,542)	(1,195,032)
Metals	1,826,873	(1,853,292)	(26,419)
Livestock	506,630	(47,600)	459,030
Energy	6,081,891	(255,466)	5,826,425

Total net trading gains	$8,251,746	$(6,083,599)	$2,168,147

	For the Three Months Ended March 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$(1,922,031)	$896,115	$(1,025,916)
Currency	(2,362,469)	1,706,029	(656,440)
Financial	1,197,986	3,913,185	5,111,171
Food & Fiber	(503,465)	2,219	(501,246)
Indices	2,109,516	(577,265)	1,532,251
Metals	(3,978,605)	3,181,809	(796,796)
Livestock	(445,230)	70,560	(374,670)
Energy	(807,066)	5,481,866	4,674,800

Total net trading gains	$(6,711,364)	$14,764,518	$7,963,154

Superfund Green, L.P. — Series A
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2011 and December 31, 2010, is as follows:

	Statement of Assets		Liability
	and Liabilities	Asset Derivatives	Derivatives at
Type of Instrument	Location	at March 31, 2011	March 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$332,291	$—	$332,291

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(291,302)	(291,302)

Futures contracts	Futures contracts purchased	974,830	—	974,830

Futures contracts	Futures contracts sold	—	(405,847)	(405,847)

Totals		$1,307,121	$(697,149)	$609,972

	Statement of Assets	Asset Derivatives	Liability
	and Liabilities	at December 31,	Derivatives at
Type of Instrument	Location	2010	December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$280,718	$—	$280,718

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(57,275)	(57,275)

Futures contracts	Futures contracts purchased	2,839,432	—	2,839,432

Futures contracts	Futures contracts sold	—	(445,767)	(445,767)

Totals		$3,120,150	$(503,042)	$2,617,108

Effects of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2011:

			Net Change in
	Location of Gain		Unrealized
Derivatives not	(Loss) on	Net Realized Gain	Depreciation on
Designated as	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$96,792	$(182,455)

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	2,398,402	(1,824,681)

Total		$2,495,194	$(2,007,136)

Effects of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2010:

			Net Change in
	Location of Gain		Unrealized
Derivatives not	(Loss) on	Net Realized Loss	Appreciation on
Designated as	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$(516,527)	$240,263

Futures contracts	Net realized gain (loss) on futures and forward contracts	(1,387,174)	4,394,043

Total		$(1,903,701)	$4,634,306

Superfund Green, L.P. — Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$328,001	0.9		$(21,094)	(0.1)	$4,290	0.0	*	$(270,208)	(0.7)	$40,989
Currency	551,106	1.5		(223,806)	(0.6)	—	—		—	—	327,300
Financial	243,020	0.7		(229,447)	(0.7)	10,359	0.0	*	(3,760)	(0.0) *	20,172
Food & Fiber	762	(0.0)	*	(4,720)	(0.0) *	8,249	0.0	*	—	—	4,291
Indices	130,236	0.4		(33,503)	(0.1)	14,986	0.0	*	(149,769)	(0.4)	(38,050)
Metals	287,751	0.8		(117,764)	(0.3)	4,638	0.0	*	(106,988)	(0.3)	67,637
Energy	266,407	0.7		(1,974)	(0.0) *	—	—		(183,560)	(0.5)	80,873
Livestock	106,760	0.3		—	(0.0)	—	—		—	—	106,760

Totals	$1,914,043	5.3		$(632,308)	(1.8)	$42,522	0.0	*	$(714,285)	(1.9)	$609,972

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$239,419	0.6	$(21,762)	(0.0)	*	$41,299	0.1		$(35,513)	(0.1)	$223,443
Currency	787,461	2.0	(1,324)	(0.0)	*	63,900	0.2		(25,144)	(0.1)	824,893
Financial	189,781	0.5	(10,306)	(0.0)	*	5,112	0.0	*	(37,787)	(0.1)	146,800
Food & Fiber	290,036	0.8	(567)	(0.0)	*	—	—		—	—	289,469
Indices	236,418	0.6	(110,787)	(0.3)		27,165	0.1		(4,035)	(0.0) *	148,761
Metals	1,148,734	3.0	(9,803)	(0.0)	*	—	—		(444,188)	(1.2)	694,743
Energy	241,741	0.6	(31,572)	(0.1)		—	—		(30,790)	(0.1)	179,379
Livestock	109,680	0.3	(60)	(0.0)	*	—	—		—	—	109,620

Totals	$3,243,270	8.4	$(186,181)	(0.4)		$137,476	0.4		$(577,457)	(1.6)	$2,617,108

*	Due to rounding
Series A average* contract volume by market sector for the Three Months Ended March 31, 2011:

		Average	Average Value	Average Value
	Average Number	Number of Short	of Long	of Short
	of Long Contracts	Contracts	Positions	Positions
Foreign Exchange	123	88	$401,376	$332,179

	Average	Average
	Number of Long	Number of Short
	Contracts	Contracts
Currency	1,412	57
Financial	2,173	536
Food & Fiber	109	4
Indices	1,302	499
Metals	391	138
Livestock	95
Energy	486	374

Totals	6,091	1,696

*	Based on quarterly holdings

Series A average monthly contract volume by market sector for the Three Months ended March 31, 2010:

		Average number	Average value	Average value
	Average number of	of Short	of Long	of Short
	Long Contracts	Contracts	Positions	Positions
Foreign Exchange	82	77	$486,542	$984,985

	Average number	Average number
	of Long	of Short
	Contracts	Contracts
Currency	944	—
Financial	1,250	594
Food & Fiber	244	243
Indices	1,043	35
Metals	387	58
Livestock	—	78
Energy	399	154

Totals	4,349	1,239

Series A trading results by market sector:

	For the Three Months Ended March 31, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$96,792	$(182,455)	$(85,663)
Currency	461,955	(497,591)	(35,636)
Financial	(600,646)	(126,627)	(727,273)
Food & Fiber	243,842	(285,178)	(41,336)
Indices	(209,772)	(186,812)	(396,584)
Metals	613,621	(627,106)	(13,485)
Livestock	151,440	(2,860)	148,580
Energy	1,737,962	(98,507)	1,639,455

Total net trading gains	$2,495,194	$(2,007,136)	$488,058

	For the Three Months Ended March 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Loss)	Gain (Loss)	Gain (Loss)
Foreign Exchange	$(516,527)	$240,263	$(276,264)
Currency	(708,060)	523,356	(184,704)
Financial	361,896	1,247,375	1,609,271
Food & Fiber	(216,390)	46,447	(169,943)
Indices	648,896	(100,002)	548,894
Metals	(1,156,827)	916,116	(240,711)
Livestock	(134,680)	20,060	(114,620)
Energy	(182,009)	1,740,691	1,158,682

Total net trading gain	$(1,903,701)	$4,634,306	$2,730,605

Superfund Green, L.P. — Series B
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2011 and December 31, 2010, is as follows:

			Liability
		Asset Derivatives	Derivatives at
Type of Instrument	Statement of Assets and Liabilities Location	at March 31, 2011	March 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$748,969	$—	$748,969

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(673,271)	(673,271)

Futures contracts	Futures contracts purchased	2,115,030	—	2,115,030

Futures contracts	Futures contracts sold	—	(889,185)	(889,185)

Totals		$2,863,999	$(1,562,456)	$1,301,543

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets	Asset Derivatives	Liability
	and Liabilities	at December 31,	Derivatives at
Type of Instrument	Location	2010	December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$585,137	$—	$585,137

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(140,994)	(140,994)

Futures contracts	Futures contracts purchased	5,898,383	—	5,898,383

Futures contracts	Futures contracts sold	—	(964,520)	(964,520)

Totals		$6,483,520	$(1,105,514)	$5,378,006

Effects of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2011:

			Net Change in
	Location of Gain		Unrealized
Derivatives Not	(Loss) on	Net Realized Gain	Depreciation on
Accounted for as	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$201,930	$(368,444)

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	5,554,622	(3,708,019)

Total		$5,756,552	$(4,076,463)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended March 31, 2010:

			Net Change in
	Location of Gain		Unrealized
Derivatives Not	(Loss) on	Net Realized Loss	Appreciation on
Accounted for as	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under Statement 133	Income	Income	Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	($1,405,504)	$655,852

Futures contracts	Net realized gain (loss) on futures and forward contracts	(3,402,159)	9,384,360

Total		($4,807,663)	$10,040,212

Superfund Green, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2011 and December 30, 2010:

	As of March 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$738,953	1.4		$(53,143)	(0.1)	$10,016	0.0	*	$(620,128)	(1.2)	$75,698
Currency	1,126,264	2.2		(454,950)	(0.1)	¯	¯		¯	¯	671,314
Financial	521,542	1.0		(478,864)	(0.9)	18,489	0.0	*	(150,820)	(0.3)	(89,653)
Food & Fiber	1,973	0.0	*	(11,639)	(0.0) *	20,346	0.1	*	¯	¯	10,680
Indices	275,473	0.5		(76,751)	(0.2)	42,204	0.1	*	(193,956)	(0.4)	46,970
Metals	591,105	1.1		(203,834)	(0.4)	9,500	0.0		(252,607)	(0.5)	144,163
Energy	644,431	1.2		(5,520)	(0.0) *	¯	¯		(382,341)	(0.7)	256,571
Livestock	185,800	0.4		¯	¯	¯	¯		¯	¯	185,800

Totals	$4,085,541	7.8		$(1,284,701)	(1.7)	$100,555	0.2		$(1,599,852)	(3.1)	$1,301,543

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$498,953	0.9	$(32,624)	(0.1)		$86,184	0.2		$(108,370)	(0.2)	$444,143
Currency	1,609,483	2.9	(2,638)	(0.0)	*	127,800	0.2		(51,694)	(0.1)	1,682,951
Financial	370,456	0.6	(21,443)	(0.0)	*	24,382	0.0	*	(75,540)	(0.1)	297,855
Food & Fiber	611,966	1.1	(1,026)	(0.0)	*	—	—		—	—	610,940
Indices	525,748	0.9	(228,241)	(0.4)		34,473	0.1		(4,280)	(0.0) *	327,700
Metals	2,337,448	4.3	(19,048)	(0.0)	*	¯	¯		(948,050)	(1.7)	1,370,350
Energy	549,715	1.0	(64,577)	(0.1)		—	—		(71,611)	(0.1)	413,527
Livestock	230,650	0.4	(110)	(0.0)	*	¯	¯		¯	¯	230,540

Totals	$6,734,419	12.1	$(369,707)	(0.6)		$272,839	0.5		$(1,259,545)	(2.2)	$5,378,006

Series B average* contract volume by market sector for the Three Months Ended March 31, 2011:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	153	98	$955,465	$885,767

	Average Number of	Average Number of
	Long Contracts	Short Contracts
Currency	2,880	117
Financial	4,559	1,285
Food & Fiber	191	9
Indices	2,414	1,134
Metals	843	157
Livestock	206	—
Energy	1,103	766

Totals	12,349	3,566

*	Based on quarterly holdings
Series B average* contract volume by market sector for the Three Months Ended March 31, 2010:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	85	93	$1,279,728	$2,562,190

	Average Number of	Average Number of
	Long Contracts	Short Contracts
Currency	2,095	—
Financial	2,951	1,327
Food & Fiber	558	551
Indices	2,040	75
Metals	897	132
Livestock	—	178
Energy	925	358

Totals	9,551	2,714

*	Based on quarterly holdings
The Fund’s trading results by market sector:

	For the Three Months Ended March 31, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Losses	Gains (Losses)
Foreign Exchange	$201,930	$(368,444)	$(166,514)
Currency	948,035	(1,011,639)	(63,604)
Financial	(1,310,694)	(387,507)	(1,698,201)
Food & Fiber	522,628	(600,258)	(77,630)
Indices	(517,718)	(280,730)	(798,448)
Metals	1,213,252	(1,226,186)	(12,934)
Livestock	355,190	(44,740)	310,450
Energy	4,343,929	(156,959)	4,186,970

Total net trading gains	$5,756,552	$(4,076,463)	$1,680,089

	For the Three Months Ended March 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(1,405,504)	$655,852	$(749,652)
Currency	(1,654,409)	1,182,673	(471,736)
Financial	836,090	2,665,810	3,501,900
Food & Fiber	(287,075)	(44,228)	(331,303)
Indices	1,460,620	(477,263)	983,357
Metals	(2,821,778)	2,265,693	(556,085)
Livestock	(310,550)	50,500	(260,050)
Energy	(625,057)	3,741,175	3,116,118

Total net trading gains	$(4,807,663)	$10,040,212	$5,232,549

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of March 31, 2011 and December 31, 2010, there were no amounts due to brokers.
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
As of March 31, 2011, Superfund Capital Management owned 386.799 Units of Series A, representing 1.57% of the total issued Units of Series A, and 528.396 Units of Series B, representing 1.73% of the total issued Units of Series B, having a combined value of $1,538,601.
8. Financial highlights
Financial highlights for the period January 1 through March 31 are as follows:

	2011		2010
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(0.9)%	0.7%	5.2%	7.8%
Incentive fees*	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(0.9)%	0.7%	5.2%	7.8%

Ratios to average partners’ capital**
Operating expenses before incentive fees	8.9%	9.7%	9.6%	10.9%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	8.9%	9.7%	9.6%	10.9%

Net investment	(8.8)%	(9.6)%	(9.6)%	(10.9)%

Net asset value per unit, beginning of period	$1,550.72	$1,773.52	$1,354.49	$1,454.64
Net investment loss	(33.19)	(41.85)	(31.06)	(37.15)
Net gain on investments	19.39	55.10	101.72	149.94

Net asset value per unit, end of period	$1,536.92	$1,786.77	$1,425.15	$1,567.43

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$(13.53)	$12.30	$75.16	$109.18

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$(13.80)	$13.25	$70.66	$112.79

*	Not annualized

**	Annualized, except for incentive fees
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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $5,061,401 and $3,266,573, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $1,081,260 and $964,573, respectively, at March 31, 2011.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $1,624,274 and $1,055,291, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $332,291 and $291,302, respectively, at March 31, 2011.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $3,437,127 and $2,211,282, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $748,969 and $673,271, respectively, at March 31, 2011.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., MF Global Inc., and Rosenthal Collins Group, L.L.C.
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
The majority of these futures and forwards mature within one year of March 31, 2011. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
A Limited Partner may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. The Prospectus of the Fund dated August 13, 2010 included within the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-162132) provides if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.

11. Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2011, the Fund has accepted subscriptions totaling $2,564,652 and redemptions over the same period totaled $6,630,177. For the quarter ended March 31, 2011, subscriptions totaling $894,754 in Series A and $1,669,898 in Series B have been accepted and redemptions over the same period totaled $1,969,480 in Series A and $4,660,697 in Series B.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011
Series A:
Net results for the quarter ended March 31, 2011, were a loss of 0.89% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $341,324. This increase consisted of interest income of $8,823, trading gains of $488,058, and total expenses of $838,205. Expenses included $176,809 in management fees, $95,573 in ongoing offering expenses, $14,336 in operating expenses, $382,289 in selling commissions, $162,418 in brokerage commissions, and $6,780 in other expenses. At March 31, 2011, and December 31, 2010, the net asset value per Unit of Series A was $1,536.92 and 1,550.72, respectively.

Series B:
Net results for the quarter ended March 31, 2010, were a gain of 0.74% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $383,995. This increase consisted of interest income of $11,222, trading gains of $1,680,089 and total expenses of $1,307,316. Expenses included $252,127 in management fees, $136,284 in ongoing offering expenses, $20,443 in operating expenses, $545,137 in selling commissions, $341,385 in brokerage commissions, and $11,940 in other expenses. At March 31, 2011 and December 31, 2010, the net asset value per Unit of Series B was $1,786.77 and 1,773.52 respectively.
Fund results for 1st Quarter 2011:
In March, the Fund’s allocation to global equity markets underperformed as a sharp countertrend reversal following the disaster in Japan produced losses for the Fund’s strategies. Equity markets opened the month moving sideways as the reemergence of sovereign debt and inflation worries in Europe offset steady expansion in global manufacturing. From there the Nikkei plunged 25.0% on panic-induced selling following the events of March 11th. Results for the Fund’s models experienced losses as most leading indices participated in the selloff as risk appetite abated. Equities quickly recovered as the focus shifted to the growth to be generated by rebuilding Japan. Nikkei futures finished only 7.7% lower on the month while shares in South Korea and Hong Kong finished 9.1% and 0.9% higher, respectively, on the belief that these markets are well positioned to fill the temporary void left by the decimated Japanese manufacturing sector. U.S. equity markets also experienced small gains as macroeconomic data continued on a positive trajectory. A mixture of long and short positions in equity markets led the Fund to an overall loss. The Fund’s positions in the bond sector experienced gains in March despite volatile market conditions as geopolitical instability in Libya and Japan and financial instability in Europe led investors to the relative safety of treasuries. Positions in Japanese government 10-year bonds experienced gains as the market opened the month near unchanged before rallying sharply in response to a nearly 20.0% washout in equities following the disaster. The Fund experienced losses in German bund futures as the market finished lower on news of improving employment, factory orders and retail sales. Meanwhile, the sovereign debt situation continued to evolve amid several debt downgrades of peripheral states, prompting investors to demand more yield to hold German debt even as European Union leaders agreed to an expanded bailout package for troubled states. Results in U.S. bonds also experienced losses in turbulent trading activity as strong economic prospects offset geopolitical safe haven buying. A mixture of long and short bond positions led the Fund to an overall gain on the month. The Fund’s currency positions experienced gains in March as interest rate expectations and unsettling geopolitical developments dominated trading activity. June euro futures advanced 2.9% despite debt downgrades of Greece, Portugal and Spain as the European Central Bank chairman continued to express the need for extreme vigilance with respect to the growing threat of inflation. The Swiss franc benefitted as investors sought shelter from the U.S.’s quantitative easing and Europe’s sovereign debt troubles. The yen rose over 4.0% following the catastrophic earthquake, amid expectations for a massive repatriation of capital to rebuild the stricken nation. However, in the first coordinated G7 intervention since the 2000 support for the euro, central bankers crushed the rally on March 18th, leading to a loss of 1.6% on the month. The Mexican peso outperformed as the oil producing nation saw slowing inflation complimented by expectations for continuing strong gross domestic product (“GDP”) growth. A mixture of long and short currency positions led the Fund to an overall gain on the month.
In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after Consumer Price Index (“CPI”) readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in West Texas Intermediate (“WTI”) crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil, and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya, and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breech of the $4 British thermal unit level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month.
In January, the Fund’s allocation to global equities finished mixed in January as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy European Community Bank participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive European Community Bank purchases of Italian, Portuguese, and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as the Quantitative Easing 2 program persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the European Community Bank left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative Federal Reserve monetary policy. Their focus, in contrast to the European Community Bank, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong European Community Bank secondary market participation in Portugal, Spain, and Italian bond auctions provided support to these recently battered economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar, offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March Comex copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead, and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical, and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200k barrels of production, and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.
For the 1st quarter of 2011, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the bonds sector.
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
Series B:
Net results for the quarter ended March 31, 2010, were a gain of 7.8% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $3,902,584. This increase consisted of interest income of $1,514, trading gains of $5,232,549, and total expenses of $1,331,479. Expenses included $226,414 in management fees, $122,386 in ongoing offering expenses, $18,358 in operating expenses, $489,544 in selling commissions, $470,888 in brokerage commissions, and $3,889 in other expenses. At March 31, 2010, and December 31, 2009, the net asset value per Unit of Series B was $1,567.43 and 1,454.64, respectively.
Fund results for 1st Quarter 2010:
In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX and Poland’s WIG20 finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3% and in the U.S., the S&P 500 and the Dow finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced positive results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month.
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
In January, global equities continued to trend higher but reversed sharply by month-end. In the U.S., the Dow and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the United Kingdom’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower against the U.S. dollar, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower against the U.S. dollar, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the U.S. dollar following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively, on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2011 and December 31, 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.
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
(a) There were no sales of unregistered securities during the quarter ended March 31, 2011.
(b) Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
     The following tables summarize the redemptions by investors during the three months ended March 31, 2011:
          Series A:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2011	233.200	1485.27
February 28, 2011	533.188	1546.12
March 31, 2011	519.797	1536.92

	1,286.185

          Series B:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2011	610.311	1680.95
February 28, 2011	681.040	1801.40
March 31, 2011	1,347.702	1786.77

	2,639.053

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

Date: May 16, 2011	SUPERFUND GREEN, L.P. (Registrant)
	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1