Form 10-Q
period 2011-06-30
SUPERFUND GREEN, L.P.
filed 2011-08-15
CIK 1168990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 000-51634
SUPERFUND GREEN, L.P.

(Exact name of registrant as specified in charter)

Delaware	98-0375395

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

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

Page
Unaudited Financial Statements: Superfund Green, L.P.
Statements of Assets and Liabilities as of June 30, 2011 and December 31, 2010	3

Condensed Schedule of Investments as of June 30, 2011	4

Condensed Schedule of Investments as of December 31, 2010	5

Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010	6

Statements of Changes in Net Assets for the Six Months Ended June 30, 2011 and June 30, 2010	7

Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010	8

Unaudited Financial Statements: Superfund Green, L.P. — Series A
Statements of Assets and Liabilities as of June 30, 2011 and December 31, 2010	9

Condensed Schedule of Investments as of June 30, 2011	10

Condensed Schedule of Investments as of December 31, 2010	11

Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010	12

Statements of Changes in Net Assets for the Six Months Ended June 30, 2011 and June 30, 2010	13

Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010	14

Unaudited Financial Statements: Superfund Green, L.P. — Series B
Statements of Assets and Liabilities as of June 30, 2011 and December 31, 2010	15

Condensed Schedule of Investments as of June 30, 2011	16

Condensed Schedule of Investments as of December 31, 2010	17

Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010	18

Statements of Changes in Net Assets for the Six Months Ended June 30, 2011 and June 30, 2010	19

Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010	20

Notes to Unaudited Financial Statements as of and for the Three and Six Months ended June 30, 2011	21-42
EX-31.1
EX-31.2
EX-32.1
ex-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS

U.S. Government securities, at fair value (amortized cost of $35,802,734 and $38,347,223 as of June 30, 2011 and December 31, 2010, respectively)	$35,802,734	$38,347,223

Due from brokers	47,824,496	49,302,554

Unrealized appreciation on open forward contracts	217,159	865,855

Receivable from affiliate	12,685	—

Futures contracts purchased	2,157,072	8,737,815

Cash	1,821,701	2,069,942

Total assets	87,835,847	99,323,389

LIABILITIES

Unrealized depreciation on open forward contracts	238,973	198,269

Futures contracts sold	670,249	1,410,287

Subscriptions received in advance	519,710	1,180,791

Redemptions payable	2,045,574	3,004,972

Management fees payable	133,366	148,834

Fees payable	270,167	314,765

Total liabilities	3,878,039	6,257,918

NET ASSETS	$83,957,808	$93,065,471

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 25, 2011 (amortized cost $35,802,734), securities are held in margin accounts as collateral for open futures and forwards	35,805,000	42.6%	$35,802,734

Forward contracts, at fair value
Unrealized appreciation on forward contracts Currency		0.2	217,159

Total unrealized appreciation on forward contracts		0.2	217,159

Unrealized depreciation on forward contracts Currency		(0.3)	(238,973)

Total unrealized depreciation on forward contracts		(0.3)	(238,973)

Total forward contracts, at fair value		(0.1)%*	$(21,814)

Futures Contracts Purchased
Currency		0.3%	$231,201
Financial		1.0	825,746
Food & Fiber		0.3	242,679
Indices		1.1	970,283
Livestock		(0.0)*	(10,930)
Metals		(0.1)	(101,907)

Total futures contracts purchased		2.6	2,157,072

Futures Contracts Sold
Currency		(0.0) *	(5,538)
Energy		(0.6)	(492,742)
Financial		0.1	64,239
Food & Fiber		(0.0)*	(15,213)
Indices		(0.2)	(155,736)
Livestock		0.0 *	860
Metals		(0.1)	(66,119)

Total futures contracts sold		(0.8)	(670,249)

Total futures contracts, at fair value		1.8%	$1,486,823

Futures and forward contracts by country composition
Australia		0.4%	$369,946
European Monetary Union		0.7	549,758
Great Britain		0.5	426,336
Japan		0.3	271,406
United States		(0.3)	(231,110)
Other		0.1	78,673

Total futures and forward contracts by country composition		1.7%	$1,465,009

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011(amortized cost $38,347,223), securities are held in margin accounts as collateral for open futures and forwards	$38,355,000	41.2%	$38,347,223

Forward contracts, at fair value
Unrealized appreciation on forward contracts Currency		0.9	865,855

Total unrealized appreciation on forward contracts		0.9	865,855

Unrealized depreciation on forward contracts Currency		(0.2)	(198,269)

Total unrealized depreciation on forward contracts		(0.2)	(198,269)

Total forward contracts, at fair value		0.7%	$667,586

Futures contracts, at fair value
Futures contracts purchased
Currency		2.6%	$2,392,982
Energy		0.7	695,307
Financial		0.6	528,488
Food & Fiber		1.0	900,409
Indices		0.5	423,138
Livestock		0.4	340,160
Metals		3.7	3,457,331

Total futures contracts purchased		9.4	8,737,815

Futures contracts sold
Currency		0.1	114,862
Energy		(0.1)	(102,401)
Financial		(0.1)	(83,833)
Indices		0.1	53,323
Metals		(1.5)	(1,392,238)

Total futures contracts sold		(1.5)	(1,410,287)

Total futures contracts, at fair value		7.9%	$7,327,528

Futures and forward contracts by country composition
Australia		0.0%*	$30,575
Canada		0.2	229,304
European Monetary Union		0.4	369,324
Great Britain		0.3	255,318
Japan		1.7	1,536,949
United States		4.1	3,853,276
Other		1.9	1,720,368

Total futures and forward contracts by country		8.6%	$7,995,114

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income
Interest income	$13,464	$10,188	$33,509	$13,241

Total income	13,464	10,188	33,509	13,241

Expenses
Selling commission	929,324	863,602	1,856,750	1,689,810
Brokerage commissions	429,428	677,330	933,231	1,354,160
Management fee	429,814	399,416	858,750	781,537
Ongoing offering expenses	232,330	215,901	464,187	422,452
Operating expenses	34,850	32,385	69,629	63,367
Other	14,962	7,612	33,682	14,212

Total expenses	2,070,708	2,196,246	4,216,229	4,325,538

Net investment loss	(2,057,244)	(2,186,058)	(4,182,720)	(4,312,297)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(247,888)	2,475,230	8,003,858	(4,236,134)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(446,506)	(11,961,548)	(6,530,105)	2,712,970

Net gain (loss) on investments	(694,394)	(9,486,318)	1,473,753	(1,523,164)

Net decrease in net assets from operations	$(2,751,638)	$(11,672,376)	$(2,708,967)	$(5,835,461)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2011	2010
Decrease in net assets from operations

Net investment loss	$(4,182,720)	$(4,312,297)
Net realized gain (loss) on futures and forward contracts	8,003,858	(4,236,134)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(6,530,105)	2,712,970

Net decrease in net assets from operations	(2,708,967)	(5,835,461)

Capital share transactions
Issuance of Units	5,710,429	7,554,722
Redemption of Units	(12,109,125)	(7,849,613)

Net decrease in net assets from capital share transactions	(6,398,696)	(294,891)

Net decrease in net assets	(9,107,663)	(6,130,352)

Net assets, beginning of period	93,065,471	85,135,843

Net assets, end of period	$83,957,808	$79,005,491

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net decrease in net assets from operations	$(2,708,967)	$(5,835,461)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(72,446,760)	(70,837,606)
Sales and maturities of U.S. government securities	75,010,000	76,910,000
Amortization of discounts and premiums	(18,751)	(15,672)
Due from brokers	1,478,058	2,720,362
Unrealized appreciation on open forward contracts	648,696	472,365
Futures contracts purchased	6,580,743	(2,305,477)
Unrealized depreciation on open forward contracts	40,704	(1,228,869)
Futures contracts sold	(740,038)	349,011
Receivable from affiliate	(12,685)	—
Management fees payable	(15,468)	(10,106)
Fees payable	(44,598)	(8,324)

Net cash provided by operating activities	7,770,934	210,223

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	5,049,348	7,554,722
Redemptions, net of change in redemptions payable	(13,068,523)	(8,236,418)

Net cash used in financing activities	(8,019,175)	(681,696)

Net decrease in cash	(248,241)	(471,473)

Cash, beginning of period	2,069,942	642,058

Cash, end of period	$1,821,701	$170,585

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS

U.S. Government securities, at fair value (amortized cost of $14,869,066 and $16,066,728 as of June 30, 2011 and December 31, 2010, respectively)	$14,869,066	$16,066,728

Due from brokers	20,982,497	20,354,921

Unrealized appreciation on open forward contracts	65,631	280,718

Futures contracts purchased	719,452	2,839,432

Cash	1,131,456	770,535

Total assets	37,768,102	40,312,334

LIABILITIES

Unrealized depreciation on open forward contracts	76,316	57,275

Futures contracts sold	218,311	445,767

Subscriptions received in advance	285,640	259,196

Redemptions payable	255,225	806,835

Management fees	57,401	60,901

Fees payable	114,360	125,422

Total liabilities	1,007,253	1,755,396

NET ASSETS	$36,760,849	$38,556,938

Number of Units	24,497.196	24,863.954

Net asset value per Unit	$1,500.62	$1,550.72

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 25, 2011 (amortized cost $14,869,066), securities are held in margin accounts as collateral for open futures and forwards	$14,870,000	40.4%	$14,869,066

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.2	65,631

Total unrealized appreciation on forward contracts		0.2	65,631

Unrealized depreciation on forward contracts
Currency		(0.2)	(76,316)

Total unrealized depreciation on forward contracts		(0.2)	(76,316)

Total forward contracts, at fair value		0.0%*	$(10,685)

Futures Contracts Purchased
Currency		0.2%	$84,473
Financial		0.8	280,779
Food & Fiber		0.2	73,775
Indices		0.9	317,604
Livestock		0.0 *	(4,150)
Metals		(0.1)	(33,029)

Total futures contracts purchased		2.0	719,452

Futures Contracts Sold
Currency		(0.0) *	(2,375)
Energy		(0.5)	(170,131)
Financial		0.1	22,587
Food & Fiber		(0.0) *	(5,071)
Indices		(0.1)	(47,229)
Livestock		0.0 *	320
Metals		(0.0) *	(16,412)

Total futures contracts sold		(0.5)	(218,311)

Total futures contracts, at fair value		1.5%	$501,141

Futures and forward contracts by country composition
Australia		0.4%	$128,307
European Monetary Union		0.6	183,293
Great Britain		0.5	148,031
Japan		0.2	90,419
United States		(0.2)	(75,389)
Other		0.0 *	15,795

Total futures and forward contracts by country composition		1.5%	$490,456

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $16,066,728), securities are held in margin accounts as collateral for open futures and forwards	$16,070,000	41.7%	$16,066,728

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	280,718

Total unrealized appreciation on forward contracts		0.7	280,718

Unrealized depreciation on forward contracts
Currency		(0.1)	(57,275)

Total unrealized depreciation on forward contracts		(0.1)	(57,275)

Total forward contracts, at fair value		0.6%	$223,443

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		2.0%	$786,137
Energy		0.5	210,169
Financial		0.5	179,475
Food & Fiber		0.8	289,469
Indices		0.3	125,631
Livestock		0.3	109,620
Metals		3.0	1,138,931

Total futures contracts purchased		7.4	2,839,432

Futures Contracts Sold
Currency		0.1	38,756
Energy		(0.1)	(30,790)
Financial		(0.1)	(32,675)
Indices		0.1	23,130
Metals		(1.2)	(444,188)

Total futures contracts sold		(1.2)	(445,767)

Total futures contracts, at fair value		6.2%	$2,393,665

Futures and forward contracts by country composition
Australian		0.1%	$8,946
Canada		0.2	72,644
European Monetary Union		0.3	127,982
Great Britain		0.2	84,669
Japan		1.3	503,875
United States		3.3	1,263,872
Other		1.4	555,120

Total futures and forward contracts by country		6.8%	$2,617,108

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income
Interest income	$5,856	$4,568	$14,679	$6,107

Total income	5,856	4,568	14,679	6,107

Expenses
Selling commissions	389,214	357,235	771,503	693,898
Brokerage commissions	139,865	207,661	302,283	413,603
Management fees	180,012	165,221	356,821	320,928
Ongoing offering expenses	97,304	89,309	192,877	173,474
Operating expenses	14,596	13,396	28,932	26,021
Other	5,570	3,815	12,350	6,526

Total expenses	826,561	836,637	1,664,766	1,634,450

Net investment loss	(820,705)	(832,069)	(1,650,087)	(1,628,343)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	30,788	972,793	2,525,982	(930,908)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(119,516)	(3,697,877)	(2,126,652)	936,429

Net gain (loss) on investments	(88,728)	(2,725,084)	399,330	5,521

Net decrease in net assets from operations	$(909,433)	$(3,557,153)	$(1,250,757)	$(1,622,822)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(36.91)	$(136.00)	$(50.44)	$(62.54)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(36.30)	$(134.86)	$(50.10)	$(64.20)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series A for the Three Months Ended June 30, 2011 and June 30, 2010: 24,622.91 and 26,156.23, respectively; and for the Six Months Ended June 30, 2011 and June 30, 2010: 24,840.08 and 25,947.12, respectively.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2011	2010
Decrease in net assets from operations
Net investment loss	$(1,650,087)	$(1,628,343)
Net realized gain (loss) on futures and forward contracts	2,525,982	(930,908)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,126,652)	936,429

Net decrease in net assets from operations	(1,250,757)	(1,622,822)

Capital share transactions
Issuance of Units	2,499,909	5,023,817
Redemption of Units	(3,045,241)	(3,156,847)

Net increase (decrease) in net assets from capital share transactions	(545,332)	1,866,970

Net increase (decrease) in net assets	(1,796,089)	244,148

Net assets, beginning of period	38,556,938	33,312,495

Net assets, end of period	$36,760,849	$33,556,643

Units, beginning of period	24,863.954	24,594.117
Issuance of Units	1,603.857	3,766.661
Redemption of Units	(1,970.615)	(2,353.751)

Units, end of period	24,497.196	26,007.027

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net decrease in net assets from operations	$(1,250,757)	$(1,622,822)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(30,034,521)	(29,480,657)
Sales and maturities of U.S. government securities	31,240,000	30,190,000
Amortization of discounts and premiums	(7,817)	(6,425)
Due from brokers	(627,576)	(364,499)
Unrealized appreciation on open forward contracts	215,087	118,219
Futures contracts purchased	2,119,980	(836,184)
Unrealized depreciation on open forward contracts	19,041	(318,619)
Futures contracts sold	(227,456)	100,155
Management fees payable	(3,500)	100
Fees payable	(11,062)	4,779

Net cash provided by (used in) operating activities	1,431,419	(2,215,953)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,526,353	5,023,817
Redemptions, net of change in redemptions payable	(3,596,851)	(3,336,384)

Net cash provided by (used in) financing activities	(1,070,498)	1,687,433

Net increase (decrease) in cash	360,921	(528,520)

Cash, beginning of period	770,535	611,470

Cash, end of period	$1,131,456	$82,950

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS

U.S. Government securities, at fair value (amortized cost of $20,933,668 and $22,280,495 as of June 30, 2011, and December 31, 2010, respectively)	$20,933,668	$22,280,495

Due from brokers	26,841,999	28,947,633

Unrealized appreciation on open forward contracts	151,528	585,137

Receivable from affiliate	12,685	—

Futures contracts purchased	1,437,620	5,898,383

Cash	690,245	1,299,407

Total assets	50,067,745	59,011,055

LIABILITIES

Unrealized depreciation on open forward contracts	162,657	140,994

Futures contracts sold	451,938	964,520

Subscriptions received in advance	234,070	921,595

Redemptions payable	1,790,349	2,198,137

Management fees	75,965	87,933

Fees payable	155,807	189,343

Total liabilities	2,870,786	4,502,522

NET ASSETS	$47,196,959	$54,508,533

Number of Units	27,462.818	30,734.730

Net asset value per Unit	$1,718.58	$1,773.52

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 25, 2011 (amortized cost $20,933,668), securities are held in margin accounts as collateral for open futures and forwards	$20,935,000	44.4%	$20,933,668

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.3	151,528

Total unrealized appreciation on forward contracts		0.3	151,528

Unrealized depreciation on forward contracts
Currency		(0.3)	(162,657)

Total unrealized depreciation on forward contracts		(0.3)	(162,657)

Total forward contracts, at fair value		(0.0)%*	$(11,129)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%	$146,728
Energy		1.2	544,967
Food & Fiber		0.4	168,904
Indices		1.4	652,679
Livestock		(0.0) *	(6,780)
Metals		(0.1)	(68,878)

Total futures contracts purchased		3.2	1,437,620

Futures contracts sold
Currency		(0.0) *	(3,163)
Energy		(0.7)	(322,611)
Financial		0.1	41,652
Food & Fiber		(0.0) *	(10,142)
Indices		(0.2)	(108,507)
Livestock		0.0 *	540
Metals		(0.1)	(49,707)

Total futures contracts sold		(0.9)	(451,938)

Total futures contracts, at fair value		2.3%	$985,682

Futures and forward contracts by country composition
Australia		0.5%	$241,639
European Monetary Union		0.9	366,465
Great Britain		0.7	278,305
Japan		0.4	180,987
United States		(0.3)	(155,721)
Other		0.1	62,878

Total futures and forward contracts by country		2.3%	$974,553

*	Due to rounding
See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $22,280,495), securities are held in margin accounts as collateral for open futures and forwards	$22,285,000	40.9%	$22,280,495

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.1	585,137

Total unrealized appreciation on forward contracts		1.1	585,137

Unrealized depreciation on forward contracts
Currency		(0.3)	(140,994)

Total unrealized depreciation on forward contracts		(0.3)	(140,994)

Total forward contracts, at fair value		0.8%	$444,143

Futures contracts, at fair value
Futures contracts purchased
Currency		2.9%	$1,606,845
Energy		0.9	485,138
Financial		0.6	349,013
Food & Fiber		1.1	610,940
Indices		0.5	297,507
Livestock		0.4	230,540
Metals		4.3	2,318,400

Total futures contracts purchased		10.7	5,898,383

Futures contracts sold
Currency		0.1	76,106
Energy		(0.1)	(71,611)
Financial		(0.1)	(51,158)
Indices		0.1	30,193
Metals		(1.7)	(948,050)

Total futures contracts sold		(1.7)	(964,520)

Total futures contracts, at fair value		9.0%	$4,933,863

Futures and forward contracts by country composition
Australia		0.0%*	$21,629
Canada		0.3	156,660
European Monetary Union		0.4	241,342
Great Britain		0.3	170,649
Japan		1.9	1,033,074
United States		4.8	2,589,404
Other		2.1	1,165,248

Total futures and forward contracts by country		9.8%	$5,378,006

*	Due to rounding
See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income
Interest income	$7,608	$5,620	$18,830	$7,134

Total income	7,608	5,620	18,830	7,134

Expenses
Selling commission	540,110	506,367	1,085,247	995,912
Brokerage commissions	289,563	469,669	630,948	940,557
Management fee	249,802	234,195	501,929	460,609
Ongoing offering expenses	135,026	126,592	271,310	248,978
Operating expenses	20,254	18,989	40,697	37,346
Other	9,392	3,797	21,332	7,686

Total expenses	1,244,147	1,359,609	2,551,463	2,691,088

Net investment loss	(1,236,539)	(1,353,989)	(2,532,633)	(2,683,954)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(278,676)	1,502,437	5,477,876	(3,305,226)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(326,990)	(8,263,671)	(4,403,453)	1,776,541

Net gain (loss) on investments	(605,666)	(6,761,234)	1,074,423	(1,528,685)

Net decrease in net assets from operations	$(1,842,205)	$(8,115,223)	$(1,458,210)	$(4,212,639)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(63.23)	$(233.74)	$(48.62)	$(119.59)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(68.19)	$(233.78)	$(54.94)	$(120.99)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series B for the Three Months Ended June 30, 2011 and June 30, 2010: 29,259.10 and 34,719.56, respectively; and for the Six Months Ended June 30, 2011 and June 30, 2010: 30,178.19 and 35,226.16, respectively

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2011	2010
Decrease in net assets from operations
Net investment loss	(2,532,633)	$(2,683,954)
Net realized gain (loss) on futures and forward contracts	5,477,876	(3,305,226)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(4,403,453)	1,776,541

Net decrease in net assets from operations	(1,458,210)	(4,212,639)

Capital share transactions
Issuance of Units	3,210,520	2,530,905
Redemption of Units	(9,063,884)	(4,692,766)

Net decrease in net assets from capital share transactions	(5,853,364)	(2,161,861)

Net decrease in net assets	(7,311,574)	(6,374,500)
Net assets, beginning of period	54,508,533	51,823,348

Net assets, end of period	47,196,959	$45,448,848

Units, beginning of period	30,734.730	35,626.349
Issuance of Units	1,793.193	1,759.868
Redemption of Units	(5,065.105)	(3,307.675)

Units, end of period	27,462.818	34,078.542

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. — SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net decrease in net assets from operations	$(1,458,210)	$(4,212,639)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(42,412,239)	(41,356,949)
Sales and maturities of U.S. government securities	43,770,000	46,720,000
Amortization of discounts and premiums	(10,934)	(9,247)
Due from brokers	2,105,634	3,084,861
Unrealized appreciation on open forward contracts	433,609	354,146
Futures contracts purchased	4,460,763	(1,469,293)
Unrealized depreciation on open forward contracts	21,663	(910,250)
Futures contracts sold	(512,582)	248,856
Receivable from affiliate	(12,685)	—
Management fees payable	(11,968)	(10,206)
Fees payable	(33,536)	(13,103)

Net cash provided by operating activities	6,339,515	2,426,176

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,522,995	2,530,905
Redemptions, net of change in redemptions payable	(9,471,672)	(4,900,034)

Net cash used in financing activities	(6,948,677)	(2,369,129)

Net increase (decrease) in cash	(609,162)	57,047

Cash, beginning of period	1,299,407	30,588

Cash, end of period	$690,245	$87,635

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. — SERIES A and SUPERFUND GREEN, L.P. — SERIES B
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
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
Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of assets and liabilities as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting — Balance Sheet.
Income Taxes
The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.
Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”), to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2008 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
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
In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. As of January 1, 2010, the Fund adopted ASU 2010-06 except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Fund’s financial statement disclosures.

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
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended June 30, 2011, the Fund held no derivative contracts valued using Level 3 inputs.
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2011, and December 31, 2010:
Superfund Green, L.P.

	Balance
	June 30,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$35,802,734	$—	$35,802,734	$—
Unrealized appreciation on open forward contracts	217,159	—	217,159	—
Futures contracts purchased	2,157,072	2,157,072	—	—

Total Assets Measured at Fair Value	$38,176,965	$2,157,072	$36,019,893	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$238,973	$—	238,973	$—
Futures contract sold	670,249	670,249	—	—

Total Liabilities Measured at Fair Value	$909,222	$670,249	$238,973	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$38,347,223	$—	$38,347,223	$—
Unrealized appreciation on open forward contracts	865,855	—	865,855	—
Futures contracts purchased	8,737,815	8,737,815	—	—

Total Assets Measured at Fair Value	$47,950,893	$8,737,815	$39,213,078	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$198,269	$—	$198,269	$—
Futures contracts sold	1,410,287	1,410,287	—	—

Total Liabilities Measured at Fair Value	$1,608,556	$1,410,287	$198,269	$—

Superfund Green, L.P. — Series A

	Balance
	June 30,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$14,869,066	$—	$14,869,066		$—
Unrealized appreciation on open forward contracts	65,631	—	65,631		—
Futures contracts purchased	719,452	719,452	—		—

Total Assets Measured at Fair Value	$15,654,149	$719,452	$14,934,697		$—

LIABILITIES
Unrealized depreciation on open forward contracts	$76,316	$—	$76,316		$—
Futures contract sold	218,311	218,311	—		—

Total Liabilities Measured at Fair Value	$294,627	$218,311	$76,316	$

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$16,066,728	$—	$16,066,728	$—
Unrealized appreciation on open forward contracts	280,718	—	280,718	—
Futures contracts purchased	2,839,432	2,839,432	—	—

Total Assets Measured at Fair Value	$19,186,878	$2,839,432	$16,347,446	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$57,275	$—	$57,275	$—
Futures contracts sold	445,767	445,767	—	—

Total Liabilities Measured at Fair Value	$503,042	$445,767	$57,275	$—

Superfund Green, L.P. — Series B

	Balance
	June 30,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$20,933,668	$—	$20,933,668		$—
Unrealized appreciation on open forward contracts	151,528	—	151,528		—
Futures contracts purchased	1,437,620	1,437,620	—		—

Total Assets Measured at Fair Value	$22,522,816	$1,437,620	$21,085,196	$

LIABILITIES
Unrealized depreciation on open forward contracts	$162,657	$—	$162,657		$—
Futures contracts sold	451,938	451,938	—		—

Total Liabilities Measured at Fair Value	$614,595	$451,938	$162,657	$

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$22,280,495	$—	$22,280,495	$—
Unrealized appreciation on open forward contracts	585,137	—	585,137	—
Futures contracts purchased	5,898,383	5,898,383	—	—

Total Assets Measured at Fair Value	$28,764,015	$5,898,383	$22,865,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$140,994	$—	$140,994	$—
Futures contracts sold	964,520	964,520	—	—

Total Liabilities Measured at Fair Value	$1,105,514	$964,520	$140,994	$—

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
The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock, and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and unrealized gain (loss) on investments in the Statements of Operations.
Superfund Capital Management believes futures and forward trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2011 and December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	June 30, 2011	at June 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$217,159	$—	$217,159

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(238,973)	(238,973)

Futures contracts	Futures contracts purchased	2,157,072	—	2,157,072

Futures contracts	Futures contracts sold	—	(670,249)	(670,249)

Totals		$2,374,231	$(909,222)	$1,465,009

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$865,855	$—	$865,855

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(198,269)	(198,269)

Futures contracts	Futures contracts purchased	8,737,815	—	8,737,815

Futures contracts	Futures contracts sold	—	(1,410,287)	(1,410,287)

Totals		$9,603,670	$(1,608,556)	$7,995,114

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	Unrealized Depreciation
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	on Derivatives
815	Income	in Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$765,198	$(138,500)

Futures contracts	Net realized loss on futures and forward contracts	(1,013,086)	(308,006)

Total		(247,888)	$(446,506)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain	Unrealized Depreciation
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	on Derivatives
815	Income	in Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$1,063,920	$(689,399)

Futures contracts	Net realized gain (loss) on futures and forward contracts	6,939,938	(5,840,706)

Total		$8,003,858	$(6,530,105)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	Unrealized Depreciation
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	on Derivatives
815	Income	in Income	Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(1,796,902)	$(139,611)

Futures contracts	Net realized gain (loss) on futures and forward contracts	4,272,132	(11,821,937)

Total		$2,475,230	$(11,961,548)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

Derivatives not			Net Change in
Designated as Hedging	Location of Loss on	Net Realized Loss	Unrealized Appreciation
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	on Derivatives
815	Income	in Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(3,718,933)	$756,504

Futures contracts	Net realized gain (loss) on futures and forward contracts	(517,201)	1,956,466

Total		$(4,236,134)	$2,712,970

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions

Foreign Exchange	$158,536	0.2		$(193,282)	(0.2)	$58,623	0.1		$(45,691)	(0.1)	$(21,814)
Currency	441,351	0.5		(210,150)	(0.3)	11,274	0.0	*	(16,812)	(0.0)*	225,663
Financial	1,170,223	1.4		(344,477)	(0.4)	73,298	0.1		(9,059)	(0.0)*	889,985
Food & Fiber	242,679	0.3		—	—	—	—		(15,213)	(0.0)*	227,466
Indices	979,752	1.2		(9,469)	(0.0)*	—	—		(155,736)	(0.2)	814,547
Metals	378,300	0.5		(480,207)	(0.6)	188,829	0.2		(254,948)	(0.3)	(168,026)
Energy	—	—		—	—	89,208	0.1		(581,950)	(0.7)	(492,742)
Livestock	760	0.0	*	(11,690)	(0.0)*	900	0.0	*	(40)	(0.0)*	(10,070)

Totals	$3,371,601	4.1		$(1,249,275)	(1.5)	$422,132	0.5		$(1,079,449)	(1.3)	$1,465,009

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$738,372	0.8	$(54,386)	(0.1)	$127,483	0.1		$(143,883)	(0.2)	$667,586
Currency	2,396,944	2.6	(3,962)	(0.0)*	191,700	0.2		(76,838)	(0.1)	2,507,844
Financial	560,237	0.6	(31,749)	(0.0)	29,494	0.0	*	(113,327)	(0.1)	444,655
Food & Fiber	902,002	1.0	(1,593)	(0.0)*	—	—		—	—	900,409
Indices	762,166	0.8	(339,028)	(0.4)	61,638	0.1		(8,315)	(0.0)*	476,461
Metals	3,486,182	3.7	(28,851)	(0.0)*	—	—		(1,392,238)	(1.5)	2,065,093
Energy	791,456	0.9	(96,149)	(0.1)	—	—		(102,401)	(0.1)	592,906
Livestock	340,330	0.4	(170)	(0.0)*	—	—		—	—	340,160

Totals	$9,977,689	10.7	$(555,888)	(0.6)	$410,315	0.4		$(1,837,002)	(2.0)	$7,995,114

*	Due to rounding
Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2011:

		Average	Average Value	Average Value
	Average Number	Number of Short	of Long	of Short
	of Long Contracts	Contracts	Positions	Positions
Foreign Exchange	131	193	$2,428,192	$1,521,373

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	3,495	223
Financial	6,192	930
Food & Fiber	492	135
Indices	3,374	1,379
Metals	928	453
Energy	229	438
Livestock	415	817

Total	15,256	4,568

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2010:

		Average	Average Value	Average Value
	Average Number	Number of	of Long	of Short
	of Long Contracts	Short Contracts	Positions	Positions
Foreign Exchange	131	165	$2,207,343	$2,597,392

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	2,553	—
Financial	5,684	1,315
Food & Fiber	719	1,468
Indices	2,667	16
Metals	915	260
Energy	331	260
Livestock	696	586

Total	13,696	4,070

*	Based on quarterly holdings
Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$765,198	$(138,500)	$626,698
Currency	2,582,620	(772,952)	1,809,668
Financial	3,043,155	959,465	4,002,620
Food & Fiber	(1,352,349)	212,495	(1,139,854)
Indices	(2,858,398)	805,628	(2,052,770)
Metals	1,022,304	(379,828)	642,476
Livestock	(246,140)	(302,630)	(548,770)
Energy	(3,204,278)	(830,184)	(4,034,462)

Total net trading gains (losses)	$(247,888)	$(446,506)	$(694,394)

	For the Six Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$1,063,920	$(689,399)	$374,521
Currency	3,992,610	(2,282,182)	1,710,428
Financial	1,131,815	445,331	1,577,146
Food & Fiber	(585,879)	(672,941)	(1,258,820)
Indices	(3,585,888)	338,086	(3,247,802)
Metals	2,849,177	(2,233,120)	616,057
Livestock	260,490	(350,230)	(89,740)
Energy	2,877,613	(1,085,650)	1,791,963

Total net trading gains (losses)	$8,003,858	$(6,530,105)	$1,473,753

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$(1,796,902)	$(139,611)	$(1,936,513)
Currency	(1,905,799)	(258,979)	(2,164,778)
Financial	8,000,870	(372,255)	7,628,615
Food & Fiber	(243,241)	(1,124,193)	(1,367,434)
Indices	(2,347,515)	(2,298,894)	(4,646,409)
Metals	2,962,908	(1,792,290)	1,170,618
Livestock	(68,440)	(49,120)	(117,560)
Energy	(2,126,651)	(5,926,206)	(8,052,857)

Total net trading gains (losses)	$2,475,230	$(11,961,548)	$(9,486,318)

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(3,718,933)	$756,504	$(2,962,429)
Currency	(4,268,268)	1,447,050	(2,821,218)
Financial	9,198,856	3,540,930	12,739,786
Food & Fiber	(746,706)	(1,121,974)	(1,868,680)
Indices	(237,999)	(2,876,159)	(3,114,158)
Metals	(1,015,697)	1,389,520	373,823
Livestock	(513,670)	21,440	(492,230)
Energy	(2,933,717)	(444,341)	(3,378,058)

Total net trading gains (losses)	$(4,236,134)	$2,712,970	$(1,523,164)

Superfund Green, L.P. — Series A
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2011 and December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	June 30, 2011	at June 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$65,631	$—	$65,631

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(76,316)	(76,316)

Futures contracts	Futures contracts purchased	719,452	—	719,452

Futures contracts	Futures contracts sold	—	(218,311)	(218,311)

Totals		$785,083	$(294,627)	$490,456

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$280,718	$—	$280,718

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(57,275)	(57,275)

Futures contracts	Futures contracts purchased	2,839,432	¯	2,839,432

Futures contracts	Futures contracts sold	—	(445,767)	(445,767)

Totals		$3,120,150	$(503,042)	$2,617,108

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Unrealized Depreciation on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized in
815	Income	Income	Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$268,763	$(51,673)

Futures contracts	Net realized loss on futures and forward contracts	(237,975)	(67,843)

Total		$30,788	$(119,516)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Realized Gain on	Unrealized Depreciation on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized in
815	Income	Income	Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$365,555	$(234,128)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,160,427	(1,892,524)

Total		$2,525,982	$(2,126,652)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

			Net Change in
Derivatives not			Unrealized
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Depreciation
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(517,351)	$(39,863)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,490,144	(3,658,014)

Total		$972,793	$(3,697,877)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

			Net Change in
Derivatives not			Unrealized
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Appreciation
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(1,033,878)	$200,400

Futures contracts	Net realized gain on futures and forward contracts	102,970	736,029

Total		$(930,908)	$936,429

Superfund Green, L.P. — Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of		Net Unrealized
		Net			Net		Net			Net		Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets		Open Positions
Foreign Exchange	$49,414	0.1		$(63,779)	(0.2)	$16,217	0.1		$(12,537)	(0.0	)*	$(10,685)
Currency	155,298	0.4		(70,825)	(0.2)	3,449	0.0	*	(5,824)	(0.0	)*	82,098
Financial	400,393	1.1		(119,614)	(0.3)	25,500	0.1		(2,913)	(0.0	)*	303,366
Food & Fiber	73,775	0.2		—	—	—	—		(5,071)	(0.0	)*	68,704
Indices	321,393	0.9		(3,789)	(0.0)*	—	—		(47,229)	(0.1)		270,375
Metals	126,081	0.3		(159,110)	(0.4)	65,903	0.2		(82,315)	(0.2)		(49,441)
Energy	—	—		—	—	31,069	0.0	*	(201,200)	(0.5)		(170,131)
Livestock	210	0.0	*	(4,360)	(0.0)*	340	0.0	*	(20)	(0.0	)*	(3,830)

Totals	$1,126,564	3.0		$(421,477)	(1.1)	$142,478	0.4		$(357,109)	(0.8)		$490,456

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$239,419	0.6	$(21,762)	(0.0	)*	$41,299	0.1		$(35,513)	(0.1)	$223,443
Currency	787,461	2.0	(1,324)	(0.0	)*	63,900	0.2		(25,144)	(0.1)	824,893
Financial	189,781	0.5	(10,306)	(0.0	)*	5,112	0.0	*	(37,787)	(0.1)	146,800
Food & Fiber	290,036	0.8	(567)	(0.0	)*	—	—		—	—	289,469
Indices	236,418	0.6	(110,787)	(0.3)		27,165	0.1		(4,035)	(0.0)*	148,761
Metals	1,148,734	3.0	(9,803)	(0.0	)*	—	—		(444,188)	(1.2)	694,743
Energy	241,741	0.6	(31,572)	(0.1)		—	—		(30,790)	(0.1)	179,379
Livestock	109,680	0.3	(60)	(0.0	)*	—	—		—	—	109,620

Totals	$3,243,270	8.4	$(186,181)	(0.4)		$137,476	0.4		$(577,457)	(1.6)	$2,617,108

Series A average* monthly contract volume by market sector for the Three Months Ended June 30, 2011:

Average
		Number of	Average Value	Average Value
	Average Number	Short	of Long	of Short
	of Long Contracts	Contracts	Positions	Positions
Foreign Exchange	57	88	$729,165	$456,919

		Average
	Average Number	Number of
	of Long	Short
	Contracts	Contracts
Currency	1,156	73
Financial	1,917	326
Food & Fiber	167	41
Indices	1,201	454
Metals	297	140
Energy	173	383
Livestock	25	25

Totals	4,993	1,530

*	Based on quarterly holdings
Series A average* monthly contract volume by market sector as for the Three Months Ended June 30, 2010:

		Average	Average Value	Average Value
	Average Number	Number of Short	of Long	of Short
	of Long Contracts	Contracts	Positions	Positions
Foreign Exchange	62	81	$654,436	$763,056

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	793	—
Financial	1,750	400
Food & Fiber	217	454
Indices	826	4
Metals	275	77
Energy	294	260
Livestock	17	—

Totals	4,234	1,276

*	Based on quarterly holdings
Series A trading results by market sector:

	For the Three Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$268,763	$(51,673)	$217,090
Currency	870,472	(245,203)	625,269
Financial	929,561	283,193	1,212,754
Food & Fiber	(440,802)	64,413	(376,389)
Indices	(846,145)	308,426	(537,719)
Metals	401,313	(117,079)	284,234
Livestock	(69,880)	(110,590)	(180,470)
Energy	(1,082,494)	(251,003)	(1,333,497)

Total net trading gains (losses)	$30,788	$(119,516)	$(88,728)

	For the Six Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$365,555	$(234,128)	$131,427
Currency	1,332,427	(742,794)	589,633
Financial	328,915	156,566	485,481
Food & Fiber	(196,960)	(220,765)	(417,725)
Indices	(1,055,917)	121,614	(934,303)
Metals	1,014,934	(744,185)	270,749
Livestock	81,560	(113,450)	(31,890)
Energy	655,468	(349,510)	305,958

Total net trading gains (losses)	$2,525,982	$(2,126,652)	$399,330

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$(517,351)	$(39,863)	$(557,214)
Currency	(570,828)	(78,811)	(649,639)
Financial	2,522,461	(130,607)	2,391,854
Food & Fiber	(66,381)	(357,693)	(424,074)
Indices	(687,977)	(716,568)	(1,404,545)
Metals	912,058	(491,113)	420,945
Livestock	(21,320)	(15,460)	(36,780)
Energy	(597,869)	(1,867,762)	(2,465,631)

Total net trading gains (losses)	$972,793	$(3,697,877)	$(2,725,084)

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(1,033,878)	$200,400	$(833,478)
Currency	(1,278,888)	444,545	(834,343)
Financial	2,884,357	1,116,768	4,001,125
Food & Fiber	(282,771)	(311,246)	(594,017)
Indices	(39,081)	(816,570)	(855,651)
Metals	(244,769)	425,003	180,234
Livestock	(156,000)	4,600	(151,400)
Energy	(779,878)	(127,071)	(906,949)

Total net trading gains (losses)	$(930,908)	$936,429	$5,521

Superfund Green, L.P. — Series B
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2011 and December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	June 30, 2011	at June 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$151,528	$—	$151,528

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(162,657)	(162,657)

Futures contracts	Futures contracts purchased	1,437,620	—	1,437,620

Futures contracts	Futures contracts sold	—	(451,938)	(451,938)

Totals		$1,589,148	$(614,595)	$974,553

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$585,137	$—	$585,137

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(140,994)	(140,994)

Futures contracts	Futures contracts purchased	5,898,383	—	5,898,383

Futures contracts	Futures contracts sold	—	(964,520)	(964,520)

Totals		$6,483,520	$(1,105,514)	$5,378,006

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

			Net Change in
Derivatives Not			Unrealized
Accounted for as	Location of Gain (Loss) on	Realized Gain (Loss) on	Depreciation
Hedging Instruments	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
under ASC 815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$496,435	$(86,827)

Futures contracts	Net realized loss on futures and forward contracts	(775,111)	$(240,163)

Total		$(278,676)	$(326,990)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

			Net Change in
Derivatives Not			Unrealized
Accounted for as	Location of Gain (Loss) on	Realized Gain on	Depreciation
Hedging Instruments	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
under ASC 815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$698,365	$(455,271)

Futures contracts	Net realized gain (loss) on futures and forward contracts	4,779,511	(3,948,182)

Total		$5,477,876	$(4,403,453)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

			Net Change in
Derivatives Not			Unrealized
Accounted for as	Location of Gain (Loss) on	Realized Gain (Loss) on	Depreciation
Hedging Instruments	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
under ASC 815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(1,279,551)	$(99,748)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,781,988	(8,163,923)

Total		$1,502,437	$(8,263,671)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

			Net Change in
Derivatives Not			Unrealized
Accounted for as	Location of Gain (Loss) on	Realized Loss on	Appreciation
Hedging Instruments	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
under ASC 815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(2,685,055)	$556,104

Futures contracts	Net realized gain (loss) on futures and forward contracts	(620,171)	1,220,437

Total		$(3,305,226)	$1,776,541

Superfund Green, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$109,122	0.2		$(129,503)	(0.2)	$42,406	0.1		$(33,154)	(0.1)	$(11,129)
Currency	286,053	0.6		(139,325)	(0.3)	7,825	0.0	*	(10,988)	(0.0)*	143,565
Financial	769,830	1.6		(224,863)	(0.4)	47,798	0.1		(6,146)	(0.0)*	586,619
Food & Fiber	168,904	0.4		—	—	—	—		(10,142)	(0.0)*	158,762
Indices	658,359	1.4		(5,680)	(0.0)*	—	—		(108,507)	(0.2)	544,172
Metals	252,219	0.5		(321,097)	(0.6)	122,926	0.3		(172,633)	(0.4)	(118,585)
Energy	—	—		—	—	58,139	0.1		(380,750)	(0.8)	(322,611)
Livestock	550	0.0	*	(7,330)	(0.0)*	560	0.0	*	(20)	(0.0)*	(6,240)

Totals	$2,245,037	4.7		$(827,798)	(1.5)	$279,654	0.6		$(722,340)	(1.5)	$974,553

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$498,953	0.9	$(32,624)	(0.1)		$86,184	0.2		$(108,370)	(0.2)	$444,143
Currency	1,609,483	2.9	(2,638)	(0.0	)*	127,800	0.2		(51,694)	(0.1)	1,682,951
Financial	370,456	0.6	(21,443)	(0.0	)*	24,382	0.0	*	(75,540)	(0.1)	297,855
Food & Fiber	611,966	1.1	(1,026)	(0.0	)*	—	—		—	—	610,940
Indices	525,748	0.9	(228,241)	(0.4)		34,473	0.1		(4,280)	(0.0)*	327,700
Metals	2,337,448	4.3	(19,048)	(0.0	)*	¯	¯		(948,050)	(1.7)	1,370,350
Energy	549,715	1.0	(64,577)	(0.1)		—	—		(71,611)	(0.1)	413,527
Livestock	230,650	0.4	(110)	(0.0	)*	¯	¯		¯	¯	230,540

Totals	$6,734,419	12.1	$(369,707)	(0.6)		$272,839	0.5		$(1,259,545)	(2.2)	$5,378,006

*	Due to rounding
Series B average* monthly contract volume by market sector for quarter ended June 30, 2011:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	74	105	$1,699,027	$1,064,454

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	2,339	150
Financial	4,275	604
Food & Fiber	325	94
Indices	2,173	925
Metals	631	313
Livestock	56	55
Energy	390	792

Totals	10,263	3,038

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector for quarter ended June 30, 2010:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	69	84	$1,552,907	$1,834,336

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	1,760	—
Financial	3,934	915
Food & Fiber	502	1,014
Indices	1,841	12
Metals	640	183
Livestock	37	—
Energy	679	586

Totals	9,462	2,794

*	Based on quarterly holdings
Series B trading results by market sector

	For the Three Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$496,435	$(86,827)	$409,608
Currency	1,712,148	(527,749)	1,184,399
Financial	2,113,594	676,272	2,789,866
Food & Fiber	(911,547)	148,082	(763,465)
Indices	(2,012,253)	497,202	(1,515,051)
Metals	620,991	(262,749)	358,242
Livestock	(176,260)	(192,040)	(368,300)
Energy	(2,121,784)	(579,181)	(2,700,965)

Total net trading losses	$(278,676)	$(326,990)	$(605,666)

	For the Six Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$698,365	$(455,271)	$243,094
Currency	2,660,183	(1,539,388)	1,120,795
Financial	802,900	288,765	1,091,665
Food & Fiber	(388,919)	(452,176)	(841,095)
Indices	(2,529,971)	216,472	(2,313,499)
Metals	1,834,243	(1,488,935)	345,308
Livestock	178,930	(236,780)	(57,850)
Energy	2,222,145	(736,140)	1,486,005

Total net trading gains (losses)	$5,477,876	$(4,403,453)	$1,074,423

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Losses	Gains (Losses)
Foreign Exchange	$(1,279,551)	$(99,748)	$(1,379,299)
Currency	(1,334,971)	(180,168)	(1,515,139)
Financial	5,478,409	(241,648)	5,236,761
Food & Fiber	(176,860)	(766,500)	(943,360)
Indices	(1,659,538)	(1,582,326)	(3,241,864)
Metals	2,050,850	(1,301,177)	749,673
Livestock	(47,120)	(33,660)	(80,780)
Energy	(1,528,782)	(4,058,444)	(5,587,226)

Total net trading gains (losses)	$1,502,437	$(8,263,671)	$(6,761,234)

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(2,685,055)	$556,104	$(2,128,951)
Currency	(2,989,380)	1,002,505	(1,986,875)
Financial	6,314,499	2,424,162	8,738,661
Food & Fiber	(463,935)	(810,728)	(1,274,663)
Indices	(198,918)	(2,059,589)	(2,258,507)
Metals	(770,928)	964,517	193,589
Livestock	(357,670)	16,840	(340,830)
Energy	(2,153,839)	(317,270)	(2,471,109)

Total net trading gains (losses)	$(3,305,226)	$1,776,541	$(1,528,685)

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of June 30, 2011 and December 31, 2010, there were no amounts due to brokers.
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
As of June 30, 2011, Superfund Capital Management owned 386.799 Units of Series A, representing 1.58% of the total issued Units of Series A, and 529.807 Units of Series B, representing 1.93% of the total issued Units of Series B, having a combined value of $1,490,954.02.
8. Financial highlights
Financial highlights for the period January 1 through June 30 are as follows:

	2011		2010
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(3.2)%	(3.1)%	(4.7)%	(8.3)%
Incentive fees*	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(3.2)%	(3.1)%	(4.7)%	(8.3)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	8.7%	9.5%	9.6%	10.9%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	8.7%	9.5%	9.6%	10.9%

Net investment loss**	(8.6)%	(9.4)%	(9.5)%	(10.8)%

Net asset value per unit, beginning of period	$1,550.72	$1,773.52	$1,354.49	$1,454.64
Net investment loss	(66.49)	(84.34)	(62.98)	(75.96)
Net gain (loss) on investments	16.39	29.40	(1.22)	(45.03)

Net asset value per unit, end of period	$1,500.62	$1,718.58	$1,290.29	$1,333.65

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period)	$(50.50)	$(48.91)	$(62.54)	$(119.59)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(50.10)	$(54.94)	$(64.20)	$(120.99)

Financial highlights for the period April 1 through June 30 are as follows:

	2011		2010
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(2.4)%	(3.8)%	(9.5)%	(14.9)%
Incentive fees*	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(2.4)%	(3.8)%	(9.5)%	(14.9)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	8.6%	9.3%	9.4%	10.6%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	8.6%	9.3%	9.4%	10.6%

Net investment loss**	(8.5)%	(9.2)%	(9.3)%	(10.6)%

Net asset value per unit, beginning of period	$1,536.92	$1,786.77	$1,425.15	$1,567.43
Net investment loss	(33.39)	(42.64)	(31.88)	(38.98)
Net loss on investments	(2.91)	(25.55)	(102.98)	(194.80)

Net asset value per unit, end of period	$1,500.62	$1,718.58	$1,290.29	$1,333.65

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period)	$(36.99)	$(63.99)	$(136.00)	$(233.74)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(36.30)	$(68.19)	$(134.86)	$(233.78)

*	Not annualized

**	Annualized, except for incentive fees
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
For the Fund, gross unrealized gains and losses related to exchange-traded futures were $3,576,574 and $2,089,751, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $217,159 and $238,973, respectively, at June 30, 2011.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $1,203,411 and $702,270, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $65,631 and $76,316, respectively, at June 30, 2011.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $2,373,163 and $1,387,481, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $151,528 and $162,657, respectively, at June 30, 2011.

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
The majority of these futures and forwards mature within one year of June 30, 2011. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
A Limited Partner may request any or all of his investment in a Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay. The Prospectus of the Fund dated May 13, 2011 included within the Post Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-162132) provides if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.
11. Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2011, the Fund has accepted subscriptions totaling $3,145,777, and redemptions over the same period totaled $5,478,948. For the quarter ended June 30, 2011, subscriptions totaling $1,605,155 in Series A and $1,540,622 in Series B have been accepted and redemptions over the same period totaled $1,075,761 in Series A and $4,403,187 in Series B.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2011
Series A:
Net results for the quarter ended June 30, 2011, were a loss of 2.4% in net asset value compared to the quarter ending March 31, 2011. In this period, Series A experienced a net decrease in net assets from operations of $909,433. This decrease consisted of interest income of $5,856, trading losses of $88,728, and total expenses of $820,705. Expenses included $180,012 in management fees, $97,304 in ongoing offering expenses, $14,596 in operating expenses, $389,214 in selling commissions, $139,865 in brokerage commissions, and $5,570 in other expenses. At June 30, 2011, and March 31, 2011, the net asset value per Unit of Series A was $1,500.62 and $1,536.92, respectively.
Series B:
Net results for the quarter ended June 30, 2011, were a loss of 3.8% in net asset value compared to the quarter ending March 31, 2011. In this period, Series B experienced a net decrease in net assets from operations of $1,842,205. This decrease consisted of interest income of $7,608, trading losses of $605,666 and total expenses of $1,244,147. Expenses included $249,802 in management fees, $135,026 in ongoing offering expenses, $20,254 in operating expenses, $540,110 in selling commissions, $289,563 in brokerage commissions, and $9,392 in other expenses. At June 30, 2011 and March 31, 2011, the net asset value per Unit of Series B was $1,718.58 and $1,786.77 respectively.
Fund results for 2nd Quarter 2011:
In June, the Fund’s trading strategies yielded negative results as the correction in stocks and commodities that began in May continued, only to reverse late in the month. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds, metals, and stocks offset losses in currencies and energies. The Fund underperformed in equities futures trading in June as stagnating growth and European sovereign debt worries sent indices sharply lower. European equities plummeted as EU officials, private creditors, and the Greek government struggled to find a workable solution to the crisis. Meanwhile, the Fund’s bond strategies outperformed across the board in June, responding in a classic inverse manner to the factors affecting equities. German bonds moved steadily higher early as uncertainty over the status of Greek debt intensified. Lower than expected German factory orders and industrial production supported values as well. Australian bonds rallied, due in part to the attractive yield differential versus the U.S., Europe, and Japan. The Fund’s allocation to global energy markets produced losses as the recent correction continued in June, reflecting increasing pessimism for economic prospects. Energy markets and commodity currencies sold off while treasuries gained on safe haven flows as softening manufacturing data prompted the European Central Bank (“ECB”) and the U.S. Federal Reserve to lower their longer term inflation estimates. However, with a late month agreement on a new aid package, equities and other risk assets reversed higher, while treasuries gave back earlier gains. Late month losses in previous metals and choppy action in base metals led to negative performance in that sector. The Fund’s trading models also produced losses in grains in June as improving weather and declining demand prospects associated with macroeconomic concerns led to sharp reversals. Gold and silver finished lower on the inflation outlook while grains sold off as excellent weather and an uncertain demand outlook led to higher inventory estimates.
In May, the Fund’s medium to long term trading strategies underperformed in May as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals, and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing, and gross domestic product combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S. dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil, and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the dollar, and a surprise 8% upward revision in 2010-11 the U.S. Department of Agriculture (“USDA”) corn ending stocks.
In April, the Fund’s allocation to global stock indices performed well in April as the uptrend in equities continued. The Dow Jones Industrial Average (“the Dow”) rose 4.4%, reaching mid-2008 highs on excellent quarterly earnings. Late-month results from Apple and IBM easily offset the downgrade of the U.S. credit outlook by S&P. European equities generally ignored sovereign debt worries, finishing broadly higher as surging Germany factory orders and industrial production set a positive tone. However, Greece’s ASE-20 moved back to its lows as debt restructuring rumors rattled investors. Asian indices tracked steadily higher, continuing to capitalize on China’s dynamic growth. Japan’s Nikkei (+1.3%) broke higher late as disaster recovery efforts progressed. The Fund yielded negative results in global bond markets in April as a mid-month reversal produced losses. German bunds continued their recent trend lower early in the month as strong economic data at home combined with sovereign debt fears on the periphery to drive yields higher. Ongoing inflation fears ahead of the ECB’s 25 basis point rate hike also exerted pressure. Values then recovered somewhat before vaulting higher in conjunction with the downgrade of the U.S. credit outlook by S&P as investors received a sobering reminder of the potential long-term risks to global growth prospects. The Fund experienced minor gains from its allocation to short-term interest rate futures in April in mixed action. Eurodollar futures trended higher as the U.S. Federal Reserve officially reiterated its commitment to completing the second round of quantitative easing (“QE2”) after some doubts were expressed last month. Euribor futures finished mixed as the European Central Bank maintained its vigilant stance on inflation by raising their discount rate 25 basis points as expected. Allocations to currency markets yielded strong results in April as recent trends extended amid accelerating U.S.

dollar weakness. The euro surged to its highest level since December of 2009 as an S&P downgrade of the U.S. credit outlook prompted severe U.S dollar weakness as the month came to a close. The Australian dollar marched 6.2% higher amid excellent export growth, while the New Zealand dollar rose by approximately the same percentage on a rising appetite for yield and risk as global investors sought to offset asset deterioration linked to inflation. The Colombian peso added another 5.5% amid heavy foreign direct investment flows into the oil and mining industries. Sweden’s krona and Brazil’s real also gained significantly as rate hikes attracted yield hungry investors. The Fund’s grain positions suffered losses in April amid heightened volatility as values fluctuated along with uncertain weather. Soybeans finished lower on the prospect of U.S. corn acres shifting to soybeans due to an excessively wet spring. A potentially record breaking South American crop led China to cancel U.S. purchases, while a bearish commodity call by Goldman Sachs pressured values as well. Wheat sold off late, losing 7% of its value as forecasts for badly needed rains in winter wheat areas offset the bullish effects of excessive moisture in spring wheat regions. Corn traded to all-time highs above $7.80 as poor planting progress threatened to exacerbate historically tight supplies. The Fund’s allocation to agricultural markets also resulted in losses for April as growing supplies offset the weaker U.S. dollar. June cattle (-6.2%) fell throughout the month after establishing record highs on April 4th as the U.S. Department of Agriculture reported that commercial red-meat production reached a record. June hogs also reversed to finish 8.4% lower as the after a reported 12% increase in frozen pork stocks versus last year. Cotton fell sharply on concern that China’s attempts to slow inflation using higher interest rates and reserve rate requirements would cut into demand. Meanwhile, July NY coffee established 14-year highs amid poor weather in South America. Allocations to metals outperformed in April as exceptional U.S. dollar weakness and rising inflation throughout the world propelled precious metals sharply higher. Gold saw an 8.1% gain, surpassing the $1550/ounce mark. July silver tacked on another 28%, pushing its year to date return to over 50% in frenzied action. Copper futures lost 3.4% as the U.S. credit downgrade and another reserve requirement hike in China dampened the growth outlook for the world’s two largest copper consumers.
For the 2nd quarter of 2011, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the energy sector.
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
Series B:
Net results for the quarter ended March 31, 2011, were a gain of 0.74% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $383,995. This increase consisted of interest income of $11,222, trading gains of $1,680,089 and total expenses of $1,307,316. Expenses included $252,127 in management fees, $136,284 in ongoing offering expenses, $20,443 in operating expenses, $545,137 in selling commissions, $341,385 in brokerage commissions, and $11,940 in other expenses. At March 31, 2011 and December 31, 2010, the net asset value per Unit of Series B was $1,786.77 and 1,773.52 respectively.
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

Meanwhile, the sovereign debt situation continued to evolve amid several debt downgrades of peripheral states, prompting investors to demand more yield to hold German debt even as European Union leaders agreed to an expanded bailout package for troubled states. Results in U.S. bonds also experienced losses in turbulent trading activity as strong economic prospects offset geopolitical safe haven buying. A mixture of long and short bond positions led the Fund to an overall gain on the month. The Fund’s currency positions experienced gains in March as interest rate expectations and unsettling geopolitical developments dominated trading activity. June euro futures advanced 2.9% despite debt downgrades of Greece, Portugal and Spain as the ECB chairman continued to express the need for extreme vigilance with respect to the growing threat of inflation. The Swiss franc benefitted as investors sought shelter from the U.S.’s quantitative easing and Europe’s sovereign debt troubles. The yen rose over 4.0% following the catastrophic earthquake, amid expectations for a massive repatriation of capital to rebuild the stricken nation. However, in the first coordinated G7 intervention since the 2000 support for the euro, central bankers crushed the rally on March 18th, leading to a loss of 1.6% on the month. The Mexican peso outperformed as the oil producing nation saw slowing inflation complimented by expectations for continuing strong GDP growth. A mixture of long and short currency positions led the Fund to an overall gain on the month.
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
In January, the Fund’s allocation to global equities finished mixed in January as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese, and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 program persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative U.S. Federal Reserve monetary policy. Their focus, in contrast to the ECB, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portugal, Spain, and Italian bond auctions provided support to these recently battered economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar, offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March Comex copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead, and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical, and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200k barrels of production, and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.
For the 1st quarter of 2011, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the bonds sector.
Three Months Ended June 30, 2010
Series A:
Net results for the quarter ended June 30, 2010, were a loss of 9.5% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $3,557,153. This decrease consisted of interest income of $4,568, trading losses of $2,725,084, and total expenses of $836,637. Expenses included $165,221in management fees, $89,309 in ongoing offering expenses, $13,396 in operating expenses, $357,235 in selling commissions, $207,661 in brokerage commissions, and $3,815 in other expenses. At June 30, 2010, and March 31, 2010, the net asset value per Unit of Series A was $1,290.29 and $1,425.15, respectively.
Series B:

Net results for the quarter ended June 30, 2010, were a loss of 14.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $8,115,223. This decrease consisted of interest income of $5,620, trading losses of $6,761,234 and total expenses of $1,359,609. Expenses included $234,195 in management fees, $126,592 in ongoing offering expenses, $18,989 in operating expenses, $506,367 in selling commissions, $469,669 in brokerage commissions, and $3,797 in other expenses. At June 30, 2010 and March 31, 2010, the net asset value per Unit of Series B was $1,333.65 and $1,567.43 respectively.
Fund results for 2nd Quarter 2010:
In June, the Fund’s allocations to global equity indices underperformed as volatile action resulted in losses. Extremely poor housing and retail sales figures spurred profit-taking, leaving front-month “Dow futures down 3.5% on the month. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector for the month. Stronger results were obtained in the global bond markets as weaker than expected fundamental and inflation data complemented intensifying euro area sovereign debt risk, thus prompting widespread buying of bonds. September 30-year U.S. Treasury bonds surged after U.S. employment increased less than previously forecast with private payrolls accounting for only 10.0% of the jobs added. A mixture of long and short positions led the Fund to an overall gain in the bond sector for the month. Allocations to the energy sector underperformed amid significant losses in natural gas futures following an 18% rally through mid-month. Mild weather moved in toward the end of the month, sending values sharply lower and leaving the August contract with only a modest gain of 4.7%. A mixture of long and short positions led the Fund to an overall loss in the energy sector for the month.
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
Fund results for 1st Quarter 2010:
In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX, and Poland’s WIG20 finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3% and in the U.S., the S&P 500 and the Dow finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced positive results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2011 and December 31, 2010.
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
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.
The Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 hereto, respectively, are applicable with respect to each Series individually, as well as to the Fund as a whole.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

ITEM 1A.	RISK FACTORS
Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no sales of unregistered securities during the quarter ended June 30, 2011.
(c) Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
     The following tables summarize the redemptions by investors during the three months ended June 30, 2011:
          Series A:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2011	221.406	1,679.89
May 31, 2011	292.945	1,531.34
June 30, 2011	170.079	1,500.62

	684.430

          Series B:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2011	612.118	2,038.54
May 31, 2011	772.174	1,767.83
June 30, 2011	1,041.760	1,718.58

	2,426.052

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	SUPERFUND GREEN, L.P. (Registrant) By: Superfund Capital Management, Inc. General Partner
	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

E-1