Form 10-Q
period 2011-09-30
SUPERFUND GREEN, L.P.
filed 2011-11-14
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B are included in Item 1:

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

U.S. Government securities, at fair value (amortized cost of $20,750,000 and $38,347,223 as of September 30, 2011 and December 31, 2010, respectively)	$20,750,000	$38,347,223

Due from brokers	58,281,393	49,302,554

Unrealized appreciation on open forward contracts	883,643	865,855

Futures contracts sold	5,917,656	—

Futures contracts purchased	—	8,737,815

Cash	1,199,946	2,069,942

Total assets	87,032,638	99,323,389

LIABILITIES

Unrealized depreciation on open forward contracts	585,920	198,269

Futures contracts purchased	1,123,438	—

Futures contracts sold	—	1,410,287

Subscriptions received in advance	354,800	1,180,791

Redemptions payable	1,226,787	3,004,972

Management fees payable	131,136	148,834

Fees payable	259,443	314,765

Total liabilities	3,681,524	6,257,918

NET ASSETS	$83,351,114	$93,065,471

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 25, 2011 (amortized cost $20,750,000), securities are held in margin accounts as collateral for open futures and forwards	$20,750,000	24.9%	$20,750,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.1	883,643

Total unrealized appreciation on forward contracts		1.1	883,643

Unrealized depreciation on forward contracts
Currency		(0.7)	(585,920)

Total unrealized depreciation on forward contracts		(0.7)	(585,920)

Total forward contracts, at fair value		0.4%	$297,723

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.2)%	$(163,888)
Financial		(0.7)	(523,614)
Food & Fiber		(0.2)	(151,728)
Indices		(0.2)	(178,420)
Livestock		0.1	47,200
Metals		(0.2)	(152,988)

Total futures contracts purchased		(1.4)	(1,123,438)

Futures contracts sold
Currency		0.8	629,518
Energy		4.0	3,329,792
Financial		0.2	185,751
Food & Fiber		0.9	767,997
Indices		0.0 *	5,454
Metals		1.2	999,144

Total futures contracts sold		7.1	5,917,656

Total futures contracts, at fair value		5.7%	$4,794,218

Futures and forward contracts by country composition
Australia		0.1%	$71,524
European Monetary Union		0.4	295,917
Great Britain		0.2	152,059
Japan		(0.6)	(522,357)
United States		5.4	4,512,591
Other		0.7	582,207

Total futures and forward contracts by country		6.1%	$5,091,941

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2010

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $38,347,223), securities are held in margin accounts as collateral for open futures and forwards	$38,355,000	41.2%	$38,347,223

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	865,855

Total unrealized appreciation on forward contracts		0.9	865,855

Unrealized depreciation on forward contracts
Currency		(0.2)	(198,269)

Total unrealized depreciation on forward contracts		(0.2)	(198,269)

Total forward contracts, at fair value		0.7%	$667,586

Futures contracts, at fair value
Futures contracts purchased
Currency		2.6%	$2,392,982
Energy		0.7	695,307
Financial		0.6	528,488
Food & Fiber		1.0	900,409
Indices		0.5	423,138
Livestock		0.4	340,160
Metals		3.7	3,457,331

Total futures contracts purchased		9.4	8,737,815

Futures contracts sold
Currency		0.1	114,862
Energy		(0.1)	(102,401)
Financial		(0.1)	(83,833)
Indices		0.1	53,323
Metals		(1.5)	(1,392,238)

Total futures contracts sold		(1.5)	(1,410,287)

Total futures contracts, at fair value		7.9%	$7,327,528

Futures and forward contracts by country composition
Australia		0.0 *%	$30,575
Canada		0.2	229,304
European Monetary Union		0.4	369,324
Great Britain		0.3	255,318
Japan		1.7	1,536,949
United States		4.1	3,853,276
Other		1.9	1,720,368

Total futures and forward contracts by country		8.6%	$7,995,114

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment income
Interest income	$6,680	$23,837	$40,189	$37,078

Total income	6,680	23,837	40,189	37,078

Expenses
Selling commission	885,105	886,915	2,741,855	2,576,725
Brokerage commissions	337,609	385,717	1,270,840	1,739,877
Management fee	409,457	377,784	1,268,207	1,159,321
Ongoing offering expenses	221,327	204,209	685,514	626,661
Operating expenses	33,199	30,630	102,828	93,997
Other	13,561	4,423	47,243	18,635

Total expenses	1,900,258	1,889,678	6,116,487	6,215,216

Net investment loss	(1,893,578)	(1,865,841)	(6,076,298)	(6,178,138)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	1,095,039	2,527,970	9,098,897	(1,708,164)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	3,626,932	5,930,230	(2,903,173)	8,643,200

Net gain on investments	4,721,971	8,458,200	6,195,724	6,935,036

Net increase in net assets from operations	$2,828,393	$6,592,359	$119,426	$756,898

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2011	2010
Increase in net assets from operations

Net investment loss	$(6,076,298)	$(6,178,138)
Net realized gain (loss) on futures and forward contracts	9,098,897	(1,708,164)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,903,173)	8,643,200

Net increase in net assets from operations	119,426	756,898

Capital share transactions
Issuance of Units	7,823,754	9,488,927
Redemption of Units	(17,657,537)	(11,805,989)

Net decrease in net assets from capital share transactions	(9,833,783)	(2,317,062)

Net decrease in net assets	(9,714,357)	(1,560,164)

Net assets, beginning of period	93,065,471	85,135,843

Net assets, end of period	$83,351,114	$83,575,679

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$119,426	$756,898
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(93,196,760)	(106,579,648)
Sales and maturities of U.S. government securities	110,810,024	113,265,000
Amortization of discounts and premiums	(16,041)	(29,365)
Due from brokers	(8,978,839)	3,025,487
Unrealized appreciation on open forward contracts	(17,788)	(702,683)
Futures contracts purchased	9,861,253	(6,715,543)
Unrealized depreciation on open forward contracts	387,651	(850,310)
Futures contracts sold	(7,327,943)	(374,664)
Receivable from Superfund Green L.P. – Series A	—	(73,411)
Payable to Superfund Green L.P. – Series B	—	73,411
Management fees payable	(17,698)	123,790
Fees payable	(55,322)	92,042

Net cash provided by operating activities	11,567,963	2,011,004

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	6,997,763	9,872,922
Redemptions, net of change in redemptions payable	(19,435,722)	(11,426,874)

Net cash used in financing activities	(12,437,959)	(1,553,952)

Net increase (decrease) in cash	(869,996)	457,052

Cash, beginning of period	2,069,942	642,058

Cash, end of period	$1,199,946	$1,099,110

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

U.S. Government securities, at fair value (amortized cost of $9,350,000 and $16,066,728 as of September 30, 2011 and December 31, 2010, respectively)	$9,350,000	$16,066,728

Due from brokers	26,759,765	20,354,921

Unrealized appreciation on open forward contracts	293,636	280,718

Futures contracts sold	2,144,470	—

Futures contracts purchased	—	2,839,432

Cash	990,297	770,535

Total assets	39,538,168	40,312,334

LIABILITIES

Unrealized depreciation on open forward contracts	202,610	57,275

Futures contracts purchased	402,892	—

Futures contracts sold	—	445,767

Subscriptions received in advance	306,000	259,196

Redemptions payable	712,837	806,835

Management fees	59,607	60,901

Fees payable	115,773	125,422

Total liabilities	1,799,719	1,755,396

NET ASSETS	$37,738,449	$38,556,938

Number of Units	24,537.226	24,863.954

Net asset value per Unit	$1,538.01	$1,550.72

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 25, 2011 (amortized cost $9,350,000), securities are held in margin accounts as collateral for open futures and forwards	$9,350,000	24.8%	$9,350,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	293,636

Total unrealized appreciation on forward contracts		0.8	293,636

Unrealized depreciation on forward contracts
Currency		(0.5)	(202,610)

Total unrealized depreciation on forward contracts		(0.5)	(202,610)

Total forward contracts, at fair value		0.3%	$91,026

Futures Contracts Purchased
Currency		(0.2)%	$(61,213)
Financial		(0.5)	(192,226)
Food & Fiber		(0.1)	(51,134)
Indices		(0.2)	(60,410)
Livestock		0.0 *	15,810
Metals		(0.1)	(53,719)

Total futures contracts purchased		(1.1)	(402,892)

Futures Contracts Sold
Currency		0.6	228,735
Energy		3.2	1,189,382
Financial		0.2	74,038
Food & Fiber		0.7	274,218
Indices		0.0 *	15,164
Metals		1.0	362,933

Total futures contracts sold		5.7	2,144,470

Total futures contracts, at fair value		4.6%	$1,741,578

Futures and forward contracts by country composition
Australia		0.1%	$29,655
European Monetary Union		0.3	113,578
Great Britain		0.1	56,602
Japan		(0.5)	(195,299)
United States		4.4	1,644,672
Other		0.5	183,396

Total futures and forward contracts by country composition		4.9%	$1,832,604

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2010

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $16,066,728), securities are held in margin accounts as collateral for open futures and forwards	$16,070,000	41.7%	$16,066,728

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	280,718

Total unrealized appreciation on forward contracts		0.7	280,718

Unrealized depreciation on forward contracts
Currency		(0.1)	(57,275)

Total unrealized depreciation on forward contracts		(0.1)	(57,275)

Total forward contracts, at fair value		0.6%	$223,443

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		2.0%	$786,137
Energy		0.5	210,169
Financial		0.5	179,475
Food & Fiber		0.8	289,469
Indices		0.3	125,631
Livestock		0.3	109,620
Metals		3.0	1,138,931

Total futures contracts purchased		7.4	2,839,432

Futures Contracts Sold
Currency		0.1	38,756
Energy		(0.1)	(30,790)
Financial		(0.1)	(32,675)
Indices		0.1	23,130
Metals		(1.2)	(444,188)

Total futures contracts sold		(1.2)	(445,767)

Total futures contracts, at fair value		6.2%	$2,393,665

Futures and forward contracts by country composition
Australian		0.1%	$8,946
Canada		0.2	72,644
European Monetary Union		0.3	127,982
Great Britain		0.2	84,669
Japan		1.3	503,875
United States		3.3	1,263,872
Other		1.4	555,120

Total futures and forward contracts by country		6.8%	$2,617,108

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment income
Interest income	$3,411	$12,773	$18,090	$18,880

Total income	3,411	12,773	18,090	18,880

Expenses
Selling commissions	391,028	348,370	1,162,531	1,042,268
Brokerage commissions	118,611	149,258	420,894	562,861
Management fees	180,949	161,115	537,770	482,043
Ongoing offering expenses	97,810	87,089	290,687	260,563
Operating expenses	14,671	13,063	43,603	39,084
Other	5,388	2,513	17,738	9,039

Total expenses	808,457	761,408	2,473,223	2,395,858

Net investment loss	(805,046)	(748,635)	(2,455,133)	(2,376,978)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	377,241	922,475	2,903,223	(8,433)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	1,342,148	1,903,438	(784,504)	2,839,867

Net gain on investments	1,719,389	2,825,913	2,118,719	2,831,434

Net increase (decrease) in net assets from operations	$914,343	$2,077,278	$(336,414)	$454,456

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$36.69	$77.85	$(13.59)	$17.41

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$37.39	$78.88	$(12.71)	$14.68

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series A for the Three Months Ended September 30, 2011 and September 30, 2010: 24,922.98 and 26,683.81, respectively; and for the Nine Months Ended September 30, 2011 and September 30, 2010: 24,748.41 and 26,099.06, respectively.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2011	2010
Increase (decrease) in net assets from operations
Net investment loss	$(2,455,133)	$(2,376,978)
Net realized gain (loss) on futures and forward contracts	2,903,223	(8,433)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(784,504)	2,839,867

Net increase (decrease) in net assets from operations	(336,414)	454,456

Capital share transactions
Issuance of Units	4,025,158	6,324,488
Redemption of Units	(4,507,233)	(4,908,525)

Net increase (decrease) in net assets from capital share transactions	(482,075)	1,415,963

Net increase (decrease) in net assets	(818,489)	1,870,419

Net assets, beginning of period	38,556,938	33,312,495

Net assets, end of period	$37,738,449	$35,182,914

Units, beginning of period	24,863.954	24,594.117
Issuance of Units	2,578.344	4,779.538
Redemption of Units	(2,905.072)	(3,677.030)

Units, end of period	24,537.226	25,696.626

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(336,414)	$454,456
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(39,384,521)	(44,745,121)
Sales and maturities of U.S. government securities	46,107,937	45,510,000
Amortization of discounts and premiums	(6,688)	(12,223)
Due from brokers	(6,404,844)	(500,075)
Unrealized appreciation on open forward contracts	(12,918)	(222,614)
Futures contracts purchased	3,242,324	(2,256,749)
Unrealized depreciation on open forward contracts	145,335	(237,208)
Futures contracts sold	(2,590,237)	(123,296)
Payable to Superfund Green, L.P. – Series B	—	73,411
Management fees payable	(1,294)	57,030
Fees payable	(9,649)	47,318

Net cash provided by (used in) operating activities	749,031	(1,955,071)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	4,071,962	6,640,983
Redemptions, net of change in redemptions payable	(4,601,231)	(4,571,740)

Net cash provided by (used in) financing activities	(529,269)	2,069,243

Net increase in cash	219,762	114,172

Cash, beginning of period	770,535	611,470

Cash, end of period	$990,297	$725,642

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

U.S. Government securities, at fair value (amortized cost of $11,400,000 and $22,280,495 as of September 30, 2011, and December 31, 2010, respectively)	$11,400,000	$22,280,495

Due from brokers	31,521,628	28,947,633

Unrealized appreciation on open forward contracts	590,007	585,137

Futures contracts sold	3,773,186	—

Futures contracts purchased	—	5,898,383

Cash	209,649	1,299,407

Total assets	47,494,470	59,011,055

LIABILITIES

Unrealized depreciation on open forward contracts	383,310	140,994

Futures contracts purchased	720,546	—

Futures contracts sold	—	964,520

Subscriptions received in advance	48,800	921,595

Redemptions payable	513,950	2,198,137

Management fees	71,529	87,933

Fees payable	143,670	189,343

Total liabilities	1,881,805	4,502,522

NET ASSETS	$45,612,665	$54,508,533

Number of Units	25,599.587	30,734.730

Net asset value per Unit	$1,781.77	$1,773.52

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 25, 2011 (amortized cost $11,400,000), securities are held in margin accounts as collateral for open futures and forwards	$11,400,000	25.0%	$11,400,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.3	590,007

Total unrealized appreciation on forward contracts		1.3	590,007

Unrealized depreciation on forward contracts
Currency		(0.8)	(383,310)

Total unrealized depreciation on forward contracts		(0.8)	(383,310)

Total forward contracts, at fair value		0.5%	$206,697

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.2)%	$(102,675)
Financial		(0.7)	(331,388)
Food & Fiber		(0.2)	(100,594)
Indices		(0.3)	(118,010)
Livestock		0.1	31,390
Metals		(0.2)	(99,269)

Total futures contracts purchased		(1.5)	(720,546)

Futures contracts sold
Currency		0.9	400,783
Energy		4.7	2,140,410
Financial		0.2	111,713
Food & Fiber		1.1	493,779
Indices		(0.0)*	(9,710)
Metals		1.4	636,211

Total futures contracts sold		8.3	3,773,186

Total futures contracts, at fair value		6.8%	$3,052,640

Futures and forward contracts by country composition
Australia		0.1%	$41,869
European Monetary Union		0.4	182,339
Great Britain		0.2	95,457
Japan		(0.7)	(327,058)
United States		6.3	2,867,919
Other		1.0	398,811

Total futures and forward contracts by country		7.3%	$3,259,337

*	Due to rounding

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2010

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $22,280,495), securities are held in margin accounts as collateral for open futures and forwards	$22,285,000	40.9%	$22,280,495

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.1	585,137

Total unrealized appreciation on forward contracts		1.1	585,137

Unrealized depreciation on forward contracts
Currency		(0.3)	(140,994)

Total unrealized depreciation on forward contracts		(0.3)	(140,994)

Total forward contracts, at fair value		0.8%	$444,143

Futures contracts, at fair value
Futures contracts purchased
Currency		2.9%	$1,606,845
Energy		0.9	485,138
Financial		0.6	349,013
Food & Fiber		1.1	610,940
Indices		0.5	297,507
Livestock		0.4	230,540
Metals		4.3	2,318,400

Total futures contracts purchased		10.7	5,898,383

Futures contracts sold
Currency		0.1	76,106
Energy		(0.1)	(71,611)
Financial		(0.1)	(51,158)
Indices		0.1	30,193
Metals		(1.7)	(948,050)

Total futures contracts sold		(1.7)	(964,520)

Total futures contracts, at fair value		9.0%	$4,933,863

Futures and forward contracts by country composition
Australia		0.0 *%	$21,629
Canada		0.3	156,660
European Monetary Union		0.4	241,342
Great Britain		0.3	170,649
Japan		1.9	1,033,074
United States		4.8	2,589,404
Other		2.1	1,165,248

Total futures and forward contracts by country		9.8%	$5,378,006

*	Due to rounding

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment income
Interest income	$3,269	$11,064	$22,099	$18,198

Total income	3,269	11,064	22,099	18,198

Expenses
Selling commission	494,077	538,545	1,579,324	1,534,457
Brokerage commissions	218,998	236,459	849,946	1,177,016
Management fee	228,508	216,669	730,437	677,278
Ongoing offering expenses	123,517	117,120	394,827	366,098
Operating expenses	18,528	17,567	59,225	54,913
Other	8,173	1,910	29,505	9,596

Total expenses	1,091,801	1,128,270	3,643,264	3,819,358

Net investment loss	(1,088,532)	(1,117,206)	(3,621,165)	(3,801,160)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	717,798	1,605,495	6,195,674	(1,699,731)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	2,284,784	4,026,792	(2,118,669)	5,803,333

Net gain on investments	3,002,582	5,632,287	4,077,005	4,103,602

Net increase in net assets from operations	$1,914,050	$4,515,081	$455,840	$302,442

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$71.05	$131.54	$15.80	$8.69

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period)	$63.19	$134.38	$8.25	$13.39

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series B for the Three Months Ended September 30, 2011 and September 30, 2010: 26,938.23 and 34,323.71, respectively; and for the Nine Months Ended September 30, 2011 and September 30, 2010: 28,856.74 and 34,795.34, respectively

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2011	2010
Increase in net assets from operations

Net investment loss	$(3,621,165)	$(3,801,160)
Net realized gain (loss) on futures and forward contracts	6,195,674	(1,699,731)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,118,669)	5,803,333

Net increase in net assets from operations	455,840	302,442

Capital share transactions
Issuance of Units	3,798,596	3,164,439
Redemption of Units	(13,150,304)	(6,897,464)

Net decrease in net assets from capital share transactions	(9,351,708)	(3,733,025)

Net decrease in net assets	(8,895,868)	(3,430,583)
Net assets, beginning of period	54,508,533	51,823,348

Net assets, end of period	$45,612,665	$48,392,765

Units, beginning of period	30,734.730	35,626.349
Issuance of Units	2,121.401	2,241.350
Redemption of Units	(7,256.544)	(4,903.143)

Units, end of period	25,599.587	32,964.556

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$455,840	$302,442
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(53,812,239)	(61,834,527)
Sales and maturities of U.S. government securities	64,702,087	67,755,000
Amortization of discounts and premiums	(9,353)	(17,142)
Due from brokers	(2,573,995)	3,525,562
Unrealized appreciation on open forward contracts	(4,870)	(480,069)
Futures contracts purchased	6,618,929	(4,458,794)
Unrealized depreciation on open forward contracts	242,316	(613,102)
Futures contracts sold	(4,737,706)	(251,368)
Receivable from Superfund Green, L.P. – Series A	—	(73,411)
Management fees payable	(16,404)	66,760
Fees payable	(45,673)	44,724

Net cash provided by operating activities	10,818,932	3,966,075

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,925,801	3,231,939
Redemptions, net of change in redemptions payable	(14,834,491)	(6,855,134)

Net cash used in financing activities	(11,908,690)	(3,623,195)

Net increase (decrease) in cash	(1,089,758)	342,880

Cash, beginning of period	1,299,407	30,588

Cash, end of period	$209,649	$373,468

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. - SERIES A and SUPERFUND GREEN, L.P. - SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

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

Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instruments; accordingly, the cost of securities plus accreted discount, or minus amortized premium approximates fair value (See Section 3 – Fair Value Measurements).

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of assets and liabilities as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting – Balance Sheet.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 20011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments change some fair value measurement principles and disclosure requirements. The adoption of this guidance is not expected to have a material impact upon the Fund’s financial position and results of operations.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value, the Fund separates its financial instruments into two categories: U.S. government securities and derivative contracts.

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuance, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. As of January 1, 2010, the Fund adopted ASU 2010-06 except for the disclosures about purchases, sales, issuance, and settlements in the rollforward activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Fund’s financial statement disclosures.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended September 30, 2011, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2011, and December 31, 2010:

Superfund Green, L.P.

	Balance September 30, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$20,750,000	$—	$20,750,000	$—
Unrealized appreciation on open forward contracts	883,643	—	883,643	—
Futures contracts sold	5,917,656	5,917,656	—	—

Total Assets Measured at Fair Value	$27,551,299	$5,917,656	$21,633,643	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$585,920	$—	$585,920	$—
Futures contract purchased	1,123,438	1,123,438	—	—

Total Liabilities Measured at Fair Value	$1,709,358	$1,123,438	$585,920	$—

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$38,347,223	$—	$38,347,223	$—
Unrealized appreciation on open forward contracts	865,855	—	865,855	—
Futures contracts purchased	8,737,815	8,737,815	—	—

Total Assets Measured at Fair Value	$47,950,893	$8,737,815	$39,213,078	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$198,269	$—	$198,269	$—
Futures contracts sold	1,410,287	1,410,287	—	—

Total Liabilities Measured at Fair Value	$1,608,556	$1,410,287	$198,269	$—

Superfund Green, L.P. – Series A

	$00,000,000	$00,000,000	$00,000,000		$00,000,000
	Balance September 30, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,350,000	$—	$9,350,000		$—
Unrealized appreciation on open forward contracts	293,636	—	293,636		—
Futures contracts sold	2,144,470	2,144,470	—		—

Total Assets Measured at Fair Value	$11,788,106	$2,144,470	$9,643,636		$—

LIABILITIES
Unrealized depreciation on open forward contracts	$202,610	$—	$202,610		$—
Futures contract purchased	402,892	402,892	—		—

Total Liabilities Measured at Fair Value	$605,502	$402,892	$202,610	$

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$16,066,728	$—	$16,066,728	$—
Unrealized appreciation on open forward contracts	280,718	—	280,718	—
Futures contracts purchased	2,839,432	2,839,432	—	—

Total Assets Measured at Fair Value	$19,186,878	$2,839,432	$16,347,446	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$57,275	$—	$57,275	$—
Futures contracts sold	445,767	445,767	—	—

Total Liabilities Measured at Fair Value	$503,042	$445,767	$57,275	$—

Superfund Green, L.P. - Series B

	Balance September 30, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$11,400,000	$—	$11,400,000		$—
Unrealized appreciation on open forward contracts	590,007	—	590,007		—
Futures contracts sold	3,773,186	3,773,186	—		—

Total Assets Measured at Fair Value	$15,763,193	$3,773,186	$11,990,007	$

LIABILITIES
Unrealized depreciation on open forward contracts	$383,310	$—	$383,310		$—
Futures contracts purchased	720,546	720,546	—		—

Total Liabilities Measured at Fair Value	$1,103,856	$720,546	$383,310	$

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$22,280,495	$—	$22,280,495	$—
Unrealized appreciation on open forward contracts	585,137	—	585,137	—
Futures contracts purchased	5,898,383	5,898,383	—	—

Total Assets Measured at Fair Value	$28,764,015	$5,898,383	$22,865,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$140,994	$—	$140,994	$—
Futures contracts sold	964,520	964,520	—	—

Total Liabilities Measured at Fair Value	$1,105,514	$964,520	$140,994	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2011 and December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2011	Liability Derivatives at September 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$883,643	$—	$883,643

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(585,920)	(585,920)

Futures contracts	Futures contracts purchased	—	(1,123,438)	(1,123,438)

Futures contracts	Futures contracts sold	5,917,656	—	5,917,656

Totals		$6,801,299	$(1,709,358)	$5,091,941

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$865,855	$—	$865,855

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(198,269)	(198,269)

Futures contracts	Futures contracts purchased	8,737,815	—	8,737,815

Futures contracts	Futures contracts sold	—	(1,410,287)	(1,410,287)

Totals		$9,603,670	$(1,608,556)	$7,995,114

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(940,516)	$319,538

Futures contracts	Net realized gain on futures and forward contracts	2,035,555	3,307,394

Total		$1,095,039	$3,626,932

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$123,404	$(369,861)

Futures contracts	Net realized gain (loss) on futures and forward contracts	8,975,493	(2,533,312)

Total		$9,098,897	$(2,903,173)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain on futures and forward contracts	$753,210	$796,489

Futures contracts	Net realized gain on futures and forward contracts	1,774,760	5,133,741

Total		$2,527,970	$5,930,230

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(2,965,723)	$1,552,992

Futures contracts	Net realized gain on futures and forward contracts	1,257,559	7,090,208

Total		$(1,708,164)	$8,643,200

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$21,905	0.0	*	$(542,427)	(0.7)	$861,738	1.0	$(43,493)	(0.1)	$297,723
Currency	—	—		(163,888)	(0.2)	629,518	0.8	—	—	465,630
Financial	244,697	0.3		(768,311)	(0.9)	231,892	0.3	(46,141)	(0.1)	(337,863)
Food & Fiber	—	—		(151,728)	(0.2)	772,370	0.9	(4,373)	(0.0)*	616,269
Indices	—	—		(178,420)	(0.2)	182,194	0.2	(176,740)	(0.2)	(172,966)
Metals	6,150	0.0	*	(159,138)	(0.2)	999,175	1.2	(31)	(0.0)*	846,156
Energy	—	—		—	—	3,330,762	4.0	(970)	(0.0)*	3,329,792
Livestock	47,510	0.1		(310)	(0.0)*	—	—	—	—	47,200

Totals	$320,262	0.4		$(1,964,222)	(2.4)	$7,007,649	8.4	$(271,748)	(0.3)	$5,091,941

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$738,372	0.8	$(54,386)	(0.1)	$127,483	0.1		$(143,883)	(0.2)	$667,586
Currency	2,396,944	2.6	(3,962)	(0.0)*	191,700	0.2		(76,838)	(0.1)	2,507,844
Financial	560,237	0.6	(31,749)	(0.0)	29,494	0.0	*	(113,327)	(0.1)	444,655
Food & Fiber	902,002	1.0	(1,593)	(0.0)*	—	—		—	—	900,409
Indices	762,166	0.8	(339,028)	(0.4)	61,638	0.1		(8,315)	(0.0)*	476,461
Metals	3,486,182	3.7	(28,851)	(0.0)*	—	—		(1,392,238)	(1.5)	2,065,093
Energy	791,456	0.9	(96,149)	(0.1)	—	—		(102,401)	(0.1)	592,906
Livestock	340,330	0.4	(170)	(0.0)*	—	—		—	—	340,160

Totals	$9,977,689	10.7	$(555,888)	(0.6)	$410,315	0.4		$(1,837,002)	(2.0)	$7,995,114

*	Due to rounding

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	116	154	$1,015,396	$1,090,392

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	2,872	448
Financial	4,189	753
Food & Fiber	616	214
Indices	1,478	1620
Metals	584	351
Energy	741	1,260
Livestock	182	114

Total	10,778	4,914

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	202	160	$1,626,165	$1,161,403

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,085	660
Financial	5,293	1,819
Food & Fiber	536	230
Indices	4,500	1,239
Metals	1,094	65
Energy	458	612
Livestock	735	1,191

Total	14,903	5,976

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	$0,000,000	$0,000,000	$0,000,000
	For the Three Months Ended September 30, 2011
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(940,516)	$319,538	$(620,978)
Currency	(3,017,759)	239,967	(2,777,792)
Financial	10,261,015	(1,227,849)	9,033,166
Food & Fiber	(1,522,865)	388,804	(1,134,061)
Indices	(949,356)	(987,513)	(1,936,869)
Metals	1,321,443	1,014,184	2,335,627
Livestock	(494,180)	57,270	(436,910)
Energy	(3,562,743)	3,822,531	259,788

Total net trading gains	$1,095,039	$3,626,932	$4,721,971

	$0,000,000	$0,000,000	$0,000,000
	For the Nine Months Ended September 30, 2011
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$123,404	$(369,861)	$(246,457)
Currency	974,851	(2,042,215)	(1,067,364)
Financial	11,392,830	(782,518)	10,610,312
Food & Fiber	(2,108,744)	(284,137)	(2,392,881)
Indices	(4,535,244)	(649,427)	(5,184,671)
Metals	4,170,620	(1,218,936)	2,951,684
Livestock	(233,690)	(292,960)	(526,650)
Energy	(685,130)	2,736,881	2,051,751

Total net trading gains (losses)	$9,098,897	$(2,903,173)	$6,195,724

	$0,000,000	$0,000,000	$0,000,000
	For the Three Months Ended September 30, 2010
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$753,210	$796,489	$1,549,699
Currency	3,571,998	777,899	4,349,897
Financial	3,092,386	(3,331,431)	(239,045)
Food & Fiber	(550,285)	1,327,047	776,762
Indices	(1,404,650)	1,021,441	(383,209)
Metals	332,880	3,788,411	4,121,291
Livestock	(6,980)	82,280	75,300
Energy	(3,260,589)	1,468,094	(1,792,495)

Total net trading gains	$2,527,970	$5,930,230	$8,458,200

	$0,000,000	$0,000,000	$0,000,000
	For the Nine Months Ended September 30, 2010
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,965,723)	$1,552,992	$(1,412,731)
Currency	(696,270)	2,224,949	1,528,679
Financial	12,291,242	209,500	12,500,742
Food & Fiber	(1,296,991)	205,073	(1,091,918)
Indices	(1,642,649)	(1,854,718)	(3,497,367)
Metals	(682,817)	5,177,931	4,495,114
Livestock	(520,650)	103,720	(416,930)
Energy	(6,194,306)	1,023,753	(5,170,553)

Total net trading gains (losses)	$(1,708,164)	$8,643,200	$6,935,036

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2011 and December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2011	Liability Derivatives at September 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$293,636	$—	$293,636

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(202,610)	(202,610)

Futures contracts	Futures contracts purchased	—	(402,892)	(402,892)

Futures contracts	Futures contracts sold	2,144,470	—	2,144,470

Totals		$2,438,106	$(605,502)	$1,832,604

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$280,718	$—	$280,718

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(57,275)	(57,275)

Futures contracts	Futures contracts purchased	2,839,432	—	2,839,432

Futures contracts	Futures contracts sold	—	(445,767)	(445,767)

Totals		$3,120,150	$(503,042)	$2,617,108

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(320,274)	$101,711

Futures contracts	Net realized gain on futures and forward contracts	697,515	1,240,437

Total		$377,241	$1,342,148

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$45,281	$(132,417)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,857,942	(652,087)

Total		$2,903,223	$(784,504)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain on futures and forward contracts	$218,000	$259,422

Futures contracts	Net realized gain on futures and forward contracts	704,475	1,644,016

Total		$922,475	$1,903,438

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(815,878)	$459,821

Futures contracts	Net realized gain on futures and forward contracts	807,445	2,380,046

Total		$(8,433)	$2,839,867

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$9,007	0.0	*	$(189,593)	(0.5)	$284,629	0.8	$(13,017)	(0.0	)*	$91,026
Currency	—	—		(61,213)	(0.2)	228,735	0.6	—	—		167,522
Financial	82,538	0.2		(274,764)	(0.7)	86,171	0.2	(12,133)	(0.0	)*	(118,188)
Food & Fiber	—	—		(51,134)	(0.1)	276,122	0.7	(1,904)	(0.0	)*	223,084
Indices	—	—		(60,410)	(0.2)	67,891	0.2	(52,727)	(0.2)		(45,246)
Metals	3,425	0.1		(57,144)	(0.2)	362,933	1.0	—			309,214
Energy	—	—		—	—	1,189,552	3.2	(170)	(0.0	)*	1,189,382
Livestock	15,910	0.0	*	(100)	(0.0)*	—	—	—	—		15,810

Totals	$110,880	0.3		$(694,358)	(1.9)	$2,496,033	6.7	$(79,951)	(0.2)		$1,832,604

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$239,419	0.6	$(21,762)	(0.0	)*	$41,299	0.1		$(35,513)	(0.1)	$223,443
Currency	787,461	2.0	(1,324)	(0.0	)*	63,900	0.2		(25,144)	(0.1)	824,893
Financial	189,781	0.5	(10,306)	(0.0	)*	5,112	0.0	*	(37,787)	(0.1)	146,800
Food & Fiber	290,036	0.8	(567)	(0.0	)*	—	—		—	—	289,469
Indices	236,418	0.6	(110,787)	(0.3)		27,165	0.1		(4,035)	(0.0)*	148,761
Metals	1,148,734	3.0	(9,803)	(0.0	)*	—	—		(444,188)	(1.2)	694,743
Energy	241,741	0.6	(31,572)	(0.1)		—	—		(30,790)	(0.1)	179,379
Livestock	109,680	0.3	(60)	(0.0	)*	—	—		—	—	109,620

Totals	$3,243,270	8.4	$(186,181)	(0.4)		$137,476	0.4		$(577,457)	(1.6)	$2,617,108

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	51	68	$320,692	$355,831

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	961	167
Financial	1,427	274
Food & Fiber	229	76
Indices	558	563
Metals	199	123
Energy	251	445
Livestock	61	39

Total	3,737	1,755

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	81	56	$483,120	$343,572

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	695	215
Financial	1,346	759
Food & Fiber	224	52
Indices	1,607	350
Metals	361	28
Energy	287	590
Livestock	81	12

Total	4,682	2,062

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(320,274)	$101,711	$(218,563)
Currency	(1,083,305)	85,425	(997,880)
Financial	3,537,672	(421,554)	3,116,118
Food & Fiber	(568,854)	154,381	(414,473)
Indices	(355,453)	(315,621)	(671,074)
Metals	518,876	358,656	877,532
Livestock	(165,410)	19,640	(145,770)
Energy	(1,186,011)	1,359,510	173,499

Total net trading gains (losses)	$377,241	$1,342,148	$1,719,389

	$0,000,000	$0,000,000	$0,000,000
	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$45,281	$(132,417)	$(87,136)
Currency	249,122	(657,369)	(408,247)
Financial	3,866,587	(264,988)	3,601,599
Food & Fiber	(765,814)	(66,384)	(832,198)
Indices	(1,411,370)	(194,007)	(1,605,377)
Metals	1,533,810	(385,529)	1,148,281
Livestock	(83,850)	(93,810)	(177,660)
Energy	(530,543)	1,010,000	479,457

Total net trading gains (losses)	$2,903,223	$(784,504)	$2,188,719

	$0,000,000	$0,000,000	$0,000,000
	For the Three Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$218,000	$259,422	$477,422
Currency	1,195,663	254,913	1,450,576
Financial	1,036,289	(1,082,926)	(46,637)
Food & Fiber	(175,293)	420,277	244,984
Indices	(521,452)	324,133	(197,319)
Metals	159,677	1,198,546	1,358,223
Livestock	(600)	29,960	29,360
Energy	(989,809)	499,113	(490,696)

Total net trading gains	$922,475	$1,903,438	$2,825,913

	$0,000,000	$0,000,000	$0,000,000
	For the Nine Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(815,878)	$459,821	$(356,057)
Currency	(83,225)	699,458	616,233
Financial	3,920,646	33,843	3,954,489
Food & Fiber	(458,064)	109,031	(349,033)
Indices	(560,533)	(492,437)	(1,052,970)
Metals	(85,092)	1,623,549	1,538,457
Livestock	(156,600)	34,560	(122,040)
Energy	(1,769,687)	372,042	(1,397,645)

Total net trading gains (losses)	$(8,433)	$2,839,867	$2,831,434

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2011 and December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2011	Liability Derivatives at September 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$590,007	$—	$590,007

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(383,310)	(383,310)

Futures contracts	Futures contracts purchased	—	(720,546)	(720,546)

Futures contracts	Futures contracts sold	3,773,186	—	3,773,186

Totals		$4,363,193	$(1,103,856)	$3,259,337

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$585,137	$—	$585,137

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(140,994)	(140,994)

Futures contracts	Futures contracts purchased	5,898,383	—	5,898,383

Futures contracts	Futures contracts sold	—	(964,520)	(964,520)

Totals		$6,483,520	$(1,105,514)	$5,378,006

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(620,242)	$217,827

Futures contracts	Net realized gain on futures and forward contracts	1,338,040	2,066,957

Total		$717,798	$2,284,784

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$78,123	$(237,444)

Futures contracts	Net realized gain (loss) on futures and forward contracts	6,117,551	(1,881,225)

Total		$6,195,674	$(2,188,669)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain on futures and forward contracts	$535,210	$537,067

Futures contracts	Net realized gain on futures and forward contracts	1,070,285	3,489,725

Total		$1,605,495	$4,026,792

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(2,149,845)	$1,093,171

Futures contracts	Net realized gain on futures and forward contracts	450,114	4,710,162

Total		$(1,699,731)	$5,803,333

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$12,898	0.0	*	$(352,834)	(0.8)	$577,109	1.4	$(30,476)	(0.1)		$206,697
Currency	—	—		(102,675)	(0.2)	400,783	0.9	—	—		298,108
Financial	162,159	0.4		(493,547)	(1.1)	145,721	0.3	(34,008)	(0.1)		(219,675)
Food & Fiber	—	—		(100,594)	(0.2)	496,248	1.1	(2,469)	(0.0	)*	393,185
Indices	—	—		(118,010)	(0.3)	114,303	0.3	(124,013)	(0.3)		(127,720)
Metals	2,725	0.0	*	(101,994)	(0.2)	636,242	1.4	(31)	(0.0	)*	536,942
Energy	—	—		—	—	2,141,210	4.7	(800)	(0.0	)*	2,140,410
Livestock	31,600	0.1		(210)	(0.0)*	—	—	—	—		31,390

Totals	$209,382	0.5		$(1,269,864)	2.8	$4,511,616	10.1	$(191,797)	0.5		$3,259,337

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$498,953	0.9	$(32,624)	(0.1)		$86,184	0.2		$(108,370)	(0.2)	$444,143
Currency	1,609,483	2.9	(2,638)	(0.0	)*	127,800	0.2		(51,694)	(0.1)	1,682,951
Financial	370,456	0.6	(21,443)	(0.0	)*	24,382	0.0	*	(75,540)	(0.1)	297,855
Food & Fiber	611,966	1.1	(1,026)	(0.0	)*	—	—		—	—	610,940
Indices	525,748	0.9	(228,241)	(0.4)		34,473	0.1		(4,280)	(0.0)*	327,700
Metals	2,337,448	4.3	(19,048)	(0.0	)*	—	—		(948,050)	(1.7)	1,370,350
Energy	549,715	1.0	(64,577)	(0.1)		—	—		(71,611)	(0.1)	413,527
Livestock	230,650	0.4	(110)	(0.0	)*	—	—		—	—	230,540

Totals	$6,734,419	12.1	$(369,707)	(0.6)		$272,839	0.5		$(1,259,545)	(2.2)	$5,378,006

*	Due to rounding

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	65	86	$694,704	$734,561

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	1,911	281
Financial	2,762	479
Food & Fiber	387	138
Indices	920	1,057
Metals	385	228
Energy	490	815
Livestock	121	75

Total	7,041	3,159

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	121	104	$1,143,045	$817,831

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	1,390	445
Financial	3,947	1,060
Food & Fiber	312	159
Indices	2,893	889
Metals	733	37
Energy	171	22
Livestock	654	1,179

Total	10,221	3,895

*	Based on quarterly holdings

Series B trading results by market sector:

	$0,000,000	$0,000,000	$0,000,000
	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(620,242)	$217,827	$(402,415)
Currency	(1,934,454)	154,542	(1,779,912)
Financial	6,723,343	(806,295)	5,917,048
Food & Fiber	(954,011)	234,423	(719,588)
Indices	(593,903)	(671,892)	(1,265,795)
Metals	802,567	655,528	1,458,095
Livestock	(328,770)	37,630	(291,140)
Energy	(2,376,732)	2,463,021	86,289

Total net trading gains (losses)	$717,798	$2,284,784	$3,002,582

	$0,000,000	$0,000,000	$0,000,000
	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$78,123	$(237,444)	$(159,321)
Currency	725,729	(1,384,846)	(659,117)
Financial	7,526,243	(517,530)	7,008,713
Food & Fiber	(1,342,930)	(217,753)	(1,560,683)
Indices	(3,123,874)	(455,420)	(3,579,294)
Metals	2,636,810	(833,407)	1,803,403
Livestock	(149,840)	(199,150)	(348,990)
Energy	(154,587)	1,726,881	1,572,294

Total net trading gains (losses)	$6,195,674	$(2,118,669)	$4,077,005

	$0,000,000	$0,000,000	$0,000,000
	For the Three Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$535,210	$537,067	$1,072,277
Currency	2,376,335	522,986	2,899,321
Financial	2,056,097	(2,248,505)	(192,408)
Food & Fiber	(374,992)	906,770	531,778
Indices	(883,198)	697,308	(185,890)
Metals	173,203	2,589,865	2,763,068
Livestock	(6,380)	52,320	45,940
Energy	(2,270,780)	968,981	(1,301,799)

Total net trading gains	$1,605,495	$4,026,792	$5,632,287

	$0,000,000	$0,000,000	$0,000,000
	For the Nine Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,149,845)	$1,093,171	$(1,056,674)
Currency	(613,045)	1,525,491	912,446
Financial	8,370,596	175,657	8,546,253
Food & Fiber	(838,927)	96,042	(742,885)
Indices	(1,082,116)	(1,362,281)	(2,444,397)
Metals	(597,725)	3,554,382	2,956,657
Livestock	(364,050)	69,160	(294,890)
Energy	(4,424,619)	651,711	(3,772,908)

Total net trading gains (losses)	$(1,699,731)	$5,803,333	$4,103,602

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of September 30, 2011 and December 31, 2010, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. On October 31, 2011, MF Global, Inc. (“MF Global”) reported to the SEC and Commodity Futures Trading Commission (“CFTC”) possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in recent weeks and began reducing its exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global have been reduced by almost 75% and steps were initiated to transfer all remaining trading positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. Refer to the Subsequent events note for the Fund’s potential exposure to the MF Global liquidation.

6.	Allocation of net profits and losses

In accordance with the Fund’s Fifth Amended and Restated Limited Partnership Agreement, net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

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

As of September 30, 2011, Superfund Capital Management owned 386.799 Units of Series A, representing 1.55% of the total issued Units of Series A, and 531.231 Units of Series B, representing 2.05% of the total issued Units of Series B, having a combined value of $1,541,431.50.

8.	Financial highlights

Financial highlights for the period January 1 through September 30 are as follows:

	2011		2010
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(0.8)%	0.5%	1.1%	0.9%

Incentive fees*	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	(0.8)%	0.5%	1.1%	0.9%

Ratios to average partners’ capital**
Operating expenses before incentive fees	8.6%	9.2%	9.3%	10.4%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	8.6%	9.2%	9.3%	10.4%

Net investment loss**	(8.5)%	(9.2)%	(9.2)%	(10.4)%

Net asset value per unit, beginning of period	$1,550.72	$1,773.52	$1,354.49	$1,454.64
Net investment loss	(99.06)	(124.40)	(91.36)	(108.86)
Net gain on investments	86.35	132.65	106.04	122.25

Net asset value per unit, end of period	$1,538.01	$1,781.77	$1,369.17	$1,468.03

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(13.59)	$15.80	$17.41	$8.69

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(12.71)	$8.25	$14.68	$13.39

*	Not annualized
**	Annualized, except for incentive fees
***	Weighted average number of Units outstanding for Series A for the Nine Months Ended September 30, 2011 and September 30, 2010: 24,748.41 and 26,099.06, respectively; and for Series B the Nine Months Ended September 30, 2011 and September 30, 2010: 28,856.74 and 34,795.34, respectively.

Financial highlights for the period July 1 through September 30 are as follows:

	2011		2010
	Series A	Series B	Series A	Series B
Total return before incentive fees*	2.5%	3.7%	6.1%	10.1%

Incentive fees*	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees*	2.5%	3.7%	6.1%	10.1%

Ratios to average partners’ capital**
Operating expenses before incentive fees	8.4%	8.8%	8.8%	9.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	8.4%	8.8%	8.8%	9.7%

Net investment loss**	(8.4)%	(8.8)%	(8.6)%	(9.6)%

Net asset value per unit, beginning of period	$1,500.62	$1,718.58	$1,290.29	$1,333.65
Net investment loss	(32.62)	(40.45)	(28.35)	(32.84)
Net gain on investments	70.01	103.64	107.22	167.22

Net asset value per unit, end of period	$1,538.01	$1,781.77	$1,369.17	$1,468.03

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$36.69	$71.05	$77.85	$131.54

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$37.39	$63.19	$78.88	$134.38

*	Not annualized
**	Annualized, except for incentive fees
***	Weighted average number of Units outstanding for Series A for the Three Months Ended September 30, 2011 and September 30, 2010: 24,922.98 and 26,683.81, respectively; and for Series B for the Three Months Ended September 30, 2011 and September 30, 2010: 26,938.23 and 34,323.71, respectively.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $6,444,268 and $1,650,050, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $883,643 and $585,920, respectively, at September 30, 2011.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $2,313,277 and $571,699, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $293,636 and $202,610, respectively, at September 30, 2011.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $4,130,991 and $1,078,351, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $590,007 and $383,310, respectively, at September 30, 2011.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., , and Rosenthal Collins Group, L.L.C. Prior to its insolvency filing, the Fund used MF Global as one of its futures commission merchants. Refer to the Subsequent Events note for the Fund’s potential exposure to the MF Global liquidation.

Superfund Capital Management monitors and attempts to control the Fund’s risk exposure on a daily basis through financial, credit, and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.

The majority of these futures and forwards mature within one year of September 30, 2011. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements with the exception of the following:

On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a SIPC-led liquidation proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. As of October 31, 2011 approximately $1.49 million of Series A assets were still on deposit in accounts at MF Global. These assets represent approximately 4.2% of Series A’s net asset value of approximately $35.20 million. As of October 31, 2011 approximately $2.35 million of Series B’s assets were still on deposit in accounts at MF Global. These assets represent approximately 5.8% of Series B’s net asset value of approximately $40.46 million. Of the approximately $1.49 million of Series A assets and $2.35 million of Series B assets held at MF Global as of October 31, 2011, approximately $360,000 and $40,000, respectively, were held in customer segregated accounts. The remaining assets held at MF Global (approximately $1.31 million for Series A and $2.31 million for Series B) were held in customer secured accounts at the firm. To the best of our knowledge, there have been no reports of any deficiencies in the customer secured accounts. Superfund Capital Management, Inc. does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of either Series. However, because MF Global is still in the liquidation process, the MF Global liquidation proceedings may have an impact on the ability of Superfund Green, L.P. to: satisfy redemptions requests in the normal 20-day time period; adequately value redemption requests in the ordinary timeframe; accept new subscriptions and properly value the net asset value for new subscribers; and provide for accurate valuation in the Superfund Green, L.P.’s account statements provided to participants. There can be no assurances that Superfund Green, L.P. will have immediate access to any or all of its assets in accounts held at MF Global and as to the amount or value of those assets in the context of the bankruptcy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2011, the Fund has accepted subscriptions totaling $2,113,325, and redemptions over the same period totaled $5,548,412. For the quarter ended September 30, 2011, subscriptions totaling $1,525,249 in Series A and $588,076 in Series B have been accepted and redemptions over the same period totaled $1,461,992 in Series A and $4,086,420 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011

Series A:

Net results for the quarter ended September 30, 2011, were a gain of 2.5% in net asset value compared to the quarter ending June 30, 2011. In this period, Series A experienced a net increase in net assets from operations of $914,343. This increase consisted of interest income of $3,411, trading gains of $1,719,389, and total expenses of $808,457. Expenses included $180,949 in management fees, $97,810 in ongoing offering expenses, $14,671 in operating expenses, $391,028 in selling commissions, $118,611 in brokerage commissions, and $5,388 in other expenses. At September 30, 2011, and June 30, 2011, the net asset value per Unit of Series A was $1,538.01 and $1,500.62, respectively.

Series B:

Net results for the quarter ended September 30, 2011, were a gain of 3.7% in net asset value compared to the quarter ending June 30, 2011. In this period, Series B experienced a net increase in net assets from operations of $1,914,050. This increase consisted of interest income of $3,269, trading gains of $3,002,582, and total expenses of $1,091,801. Expenses included $228,508 in management fees, $123,517 in ongoing offering expenses, $18,528 in operating expenses, $494,077 in selling commissions, $218,998 in brokerage commissions, and $8,173 in other expenses. At September 30, 2011 and June 30, 2011, the net asset value per Unit of Series B was $1,781.77 and $1,718.58, respectively.

Nine Months Ended September 30, 2011

Series A:

Net results for the nine-month period ended September 30, 2011, were a loss of 0.8% in net asset value compared to the year ending December 31, 2010. In this period, Series A experienced a net decrease in net assets from operations of $336,414. This decrease consisted of interest income of $18,090, trading gains of $2,118,719, and total expenses of $2,473,223. Expenses included $537,770 in management fees, $290,687 in ongoing offering expenses, $43,603 in operating expenses, $1,162,531 in selling commissions, $420,894 in brokerage commissions, and $17,738 in other expenses. At September 30, 2011 and December 31, 2010, the net asset value per Unit of Series A was $1,538.01 and $1,550.72, respectively.

Series B:

Net results for the nine-month period ended September 30, 2011, were a gain of 1.1% in net asset value compared to the year ending December 31, 2010. In this period, Series B experienced a net increase in net assets from operations of $455,840. This increase consisted of interest income of $22,099, trading gains of $4,077,005, and total expenses of $3,643,264. Expenses included $730,437 in management fees, $394,827 in ongoing offering expenses, $59,225 in operating expenses, $1,579,324 in selling commissions, $849,946 in brokerage commissions, and $29,505 in other expenses. At September 30, 2011, and December 31, 2010, the net asset value per Unit of Series B was $1,781.77 and $1,773.52, respectively.

Fund Results as of 3rd Quarter 2011:

In September, the Fund’s trading strategies posted disappointing results as economic uncertainty spiked, precipitating a severe bout of commodity market liquidation and corresponding flight to the U.S. dollar and treasuries. Equities came under pressure early as poor U.S. unemployment data and growing dysfunction in European money markets prompted liquidation. Values remained under duress for the balance of the month as the International Monetary Fund, the U.S. Federal Reserve (the “Fed”), and the European Central Bank (“ECB”) offered bearish assessments of downside risks to global growth. The U.S. dollar gained along with U.S. and European treasuries as investors flocked to safe haven assets while awaiting further clarity from European authorities. Gold and silver reversed August’s gains on a stronger U.S. dollar, increased margin requirements, and collateral damage from commodity and equity market liquidation. Grains and soft commodities were hit particularly hard amid the fundamental reassessment of demand, a stronger U.S. dollar and improved production prospects. The Fund’s short-term strategies further detracted from overall performance as losses in currencies and energies offset gains in bonds, metals, and stocks. The Fund experienced significant losses in grains and agricultural markets in September. Losses were seen in grain market trades amid global economic concerns, weakening demand, seasonal harvest pressure and a strong U.S. dollar. Positions in agricultural products underperformed as the combination of excellent production and the increasing likelihood of a global recession resulted in heavy liquidation. Allocations to currencies and money markets also yielded negative returns in September. Losses in currency markets resulted from a massive flight out of risk assets, including commodities, commodity currencies, and emerging market equities, which propelled the dollar sharply higher against a global basket of currencies. Positions in global money markets lost ground in September as continued instability in financial markets led to choppy action at the top of the recent range. Pressure continued to mount on European officials as major bank shares fell amid reports of rising dysfunction in the inter-bank lending market. This prompted the major central banks to coordinate funding and stability to the system. The Fund’s models produced gains in metals and bonds in September. Metals markets saw positive results overall as the seemingly intractable European debt crisis escalated pessimism regarding industrial metal demand. The Fund’s bond portfolio continued to perform well during September as fear and central bank intervention drove major sovereign debt prices higher. As world commodity and equity prices fell, investors invested in cash into the safe haven assets of medium and long-term sovereign debt. Other markets, relative to those discussed above, did not have a substantial impact on the month’s overall negative performance.

In August, the Fund’s trading strategies yielded mixed results as volatility continued to rise in conjunction with political and economic uncertainty. Global contagion fears escalated to new levels during the month following the downgrade of U.S. debt and heightened fears of a downgrade of French debt. The Fund’s trend following models produced gains in bonds and money markets as safe haven capital flooded to sovereign debt. The Fund’s short-term strategies also contributed positively to overall performance as gains in bonds, metals, and energies offset losses in stocks and currencies. The Fund’s allocation to bond markets outperformed once again in August as the fear trade picked up momentum amid flagging consumer sentiment as governments continued to fail to address long-term deficit challenges. U.S. bonds increased over 7% as safe haven demand surged with the S&P downgrade of U.S. debt and subsequent heavy liquidation in global equity markets. The trading strategies also produced gains from short-term interest rate futures positions in August as the uptrend remained firmly entrenched. Short-term rate futures around the world spiked higher early in the month as equities sold off in response to uncertainty surrounding the debt of both sovereigns as well as major financial institutions. Somewhat paradoxically this led to a flight to safety to some of the very sovereigns that were coming under fire, most notably the U.S. Allocations to equities markets yielded negative results in August as global markets collapsed under the weight of fears surrounding the stability of major international banks. Equity market volatility skyrocketed as S&P’s downgrade of U.S. debt was followed by fears of a French downgrade due to exposure to Italy. Global growth expectations contracted quickly sending Italian (-15.7%), Spanish (-8.9%), and French (-11.4%) indices sharply lower, prompting regulators to establish short-selling bans. Short sellers responded by attacking Europe’s leading economy, sending Germany’s DAX to a loss of 19.4%. Asian markets also suffered amid global contagion fears, as Japan (-9%), Korea (-13%), and Singapore (-9.7%) witnessed double-digit declines. Late month news that Warren Buffet was investing $5 billion in embattled Bank of America shares along with a surprisingly strong U.S. durable goods number and a Greek bank merger restored some measure of confidence while limiting losses in the Dow Jones Industrial Average (the “Dow”) to 4.1%. The Fund’s currencies positions also yielded negative returns in August as the euro and U.S. dollar settled into tight ranges while risk currencies reversed lower. Other market sectors, relative to those discussed above, did not have a substantial influence on the Fund’s relatively flat performance in the month of August.

In July, the Fund’s trading strategies bounced back to produce strong returns as global contagion fears resulted in strong moves for safe haven assets at the expense of risk. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds and stocks offset small losses in currencies, metals and energies. The strongest performing sectors on the month were bonds, metals, and currencies, with bonds having the most substantial returns. Meanwhile, stock indices and grains produced moderate losses. The Fund’s bond positions performed well in July on speculation that there is an increasing likelihood of a debt-related slowdown in Europe and the U.S. German bonds rallied on demand for safe haven assets as CPI figures remained muted despite factory orders and exports easily surpassing expectations. The health of major banks in Italy and Spain came into question forcing Spanish and Italian yield to soar amid increasing loan losses for private banks. In the U.S., the combination of a disappointing early month jobs report and debt ceiling related slowdown fears supported the steady trend higher. Allocations to metals produced positive results on the month as policy maker deadlocks in Europe and the U.S. drove investors to the perceived safety of gold and silver. December gold finished 8.4% higher, surpassing the $1,637 level, while September silver added 15.2% to finish just over the $40 mark. London copper added 4.5% due to strong U.S. corporate earnings and a 20% increase in Chinese refined copper imports following May’s domestic stocks drawdown. An early month Chinese rate hike and a somewhat disappointing gross domestic product (“GDP”) report did little to slow the advance. The Fund’s currency market positions yielded positive results in July as early U.S. dollar strength reversed mid-month, giving way to concern over the risks associated with a failure to raise the U.S. debt ceiling. The first half of the month saw significant euro weakness amid conflicting signals from various euro zone officials as to the ultimate fate of their heavily indebted members and the monetary union itself. The U.S. dollar rallied over 2% while the euro gave up over 3% amid Greek default talk and heightening Italian solvency concerns. From there, the U.S dollar reversed as global investors sought protection from a potential U.S. default as debt ceiling negotiations faltered. The Fund yielded slightly negative results in the stock indices sector in July as global markets continued to retrace from spring highs amid debt worries. Grain positions also experienced moderate losses in July on weather related yield uncertainty.

For the 3rd quarter of 2011, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the currencies sector.

In June, the Fund’s trading strategies yielded negative results as the correction in stocks and commodities that began in May continued, only to reverse late in the month. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds, metals, and stocks offset losses in currencies and energies. The Fund underperformed in equities futures trading in June as stagnating growth and European sovereign debt worries sent indices sharply lower. European equities plummeted as EU officials, private creditors, and the Greek government struggled to find a workable solution to the crisis. Meanwhile, the Fund’s bond strategies outperformed across the board in June, responding in a classic inverse manner to the factors affecting equities. German bonds moved steadily higher early as uncertainty over the status of Greek debt intensified. Lower than expected German factory orders and industrial production supported values as well. Australian bonds rallied, due in part to the attractive yield differential versus the U.S., Europe, and Japan. The Fund’s allocation to global energy markets produced losses as the recent correction continued in June, reflecting increasing pessimism for economic prospects. Energy markets and commodity currencies sold off while treasuries gained on safe haven flows as softening manufacturing data prompted the ECB and the Fed to lower their longer term inflation estimates. However, with a late month agreement on a new aid package, equities and other risk assets reversed higher, while treasuries gave back earlier gains. Late month losses in previous metals and choppy action in base metals led to negative performance in that sector. The Fund’s trading models also produced losses in grains in June as improving weather and declining demand prospects associated with macroeconomic concerns led to sharp reversals. Gold and silver finished lower on the inflation outlook while grains sold off as excellent weather and an uncertain demand outlook led to higher inventory estimates.

In May, the Fund’s medium to long term trading strategies underperformed as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals, and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing, and GDP combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all-time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil, and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the dollar, and a surprise 8% upward revision in 2010-11 the U.S. Department of Agriculture (“USDA”) corn ending stocks.

In April, the Fund’s allocation to global stock indices performed well in April as the uptrend in equities continued. The Dow rose 4.4%, reaching mid-2008 highs on excellent quarterly earnings. Late-month results from Apple and IBM easily offset the downgrade of the U.S. credit outlook by S&P. European equities generally ignored sovereign debt worries, finishing broadly higher as surging Germany factory orders and industrial production set a positive tone. However, Greece’s ASE-20 moved back to its lows as debt restructuring rumors rattled investors. Asian indices tracked steadily higher, continuing to capitalize on China’s dynamic growth. Japan’s Nikkei (+1.3%) broke higher late as disaster recovery efforts progressed. The Fund yielded negative results in global bond markets in April as a mid-month reversal produced losses. German bunds continued their recent trend lower early in the month as strong economic data at home combined with sovereign debt fears on the periphery to drive yields higher. Ongoing inflation fears ahead of the ECB’s 25 basis point rate hike also exerted pressure. Values then recovered somewhat before vaulting higher in conjunction with the downgrade of the U.S. credit outlook by S&P as investors received a sobering reminder of the potential long-term risks to global growth prospects. The Fund experienced minor gains from its allocation to short-term interest rate futures in April in mixed action. Eurodollar futures trended higher as the Fed officially reiterated its commitment to completing the second round of quantitative easing (“QE2”) after some doubts were expressed last month. Euribor futures finished mixed as the ECB maintained its vigilant stance on inflation by raising their discount rate 25 basis points as expected. Allocations to currency markets yielded strong results in April as recent trends extended amid accelerating U.S. dollar weakness. The euro surged to its highest level since December of 2009 as an S&P downgrade of the U.S. credit outlook prompted severe U.S dollar weakness as the month came to a close. The Australian dollar marched 6.2% higher amid excellent export growth, while the New Zealand dollar rose by approximately the same percentage on a rising appetite for yield and risk as global investors sought to offset asset deterioration linked to inflation. The Colombian peso added another 5.5% amid heavy foreign direct investment flows into the oil and mining industries. Sweden’s krona and Brazil’s real also gained significantly as rate hikes attracted yield hungry investors. The Fund’s grain positions suffered losses in April amid heightened volatility as values fluctuated along with uncertain weather. Soybeans finished lower on the prospect of U.S. corn acres shifting to soybeans due to an excessively wet spring. A potentially record breaking South American crop led China to cancel U.S. purchases, while a bearish commodity call by Goldman Sachs pressured values as well. Wheat sold off late, losing 7% of its value as forecasts for badly needed rains in winter wheat areas offset the bullish effects of excessive moisture in spring wheat regions. Corn traded to all-time highs above $7.80 as poor planting progress threatened to exacerbate historically tight supplies. The Fund’s allocation to agricultural markets also resulted in losses for April as growing supplies offset the weaker U.S. dollar. June cattle (-6.2%) fell throughout the month after establishing record highs on April 4th as the USDA reported that commercial red-meat production reached a record high. June hogs also reversed to finish 8.4% lower as the after a reported 12% increase in frozen pork stocks versus last year. Cotton fell sharply on concern that China’s attempts to slow inflation using higher interest rates and reserve rate requirements would cut into demand. Meanwhile, July NY coffee established 14-year highs amid poor weather in South America. Allocations to metals outperformed in April as exceptional U.S. dollar weakness and rising inflation throughout the world propelled precious metals sharply higher. Gold saw an 8.1% gain, surpassing the $1,550 per ounce mark. July silver tacked on another 28%, pushing its year to date return to over 50% in frenzied action. Copper futures lost 3.4% as the U.S. credit downgrade and another reserve requirement hike in China dampened the growth outlook for the world’s two largest copper consumers.

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

In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after CPI readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in West Texas Intermediate (“WTI”) crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil, and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya, and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 British thermal unit (“btu’) level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month.

In January, the Fund’s allocation to global equities finished mixed in January as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese, and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 program persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative Fed monetary policy. Their focus, in contrast to the ECB, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portugal, Spain, and Italian bond auctions provided support to these recently battered economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar, offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March Comex copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead, and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical, and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200k barrels of production, and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.

For the 1st quarter of 2011, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the bonds sector.

Three Months Ended September 30, 2010

Series A:

Net results for the quarter ended September 30, 2010, were a gain of 6.1% in net asset value compared to the quarter ending June 30, 2010. In this period, Series A experienced a net increase in net assets from operations of $2,077,278. This increase consisted of interest income of $12,773, trading gains of $2,825,913, and total expenses of $761,408. Expenses included $161,115 in management fees, $87,089 in ongoing offering expenses, $13,063 in operating expenses, $348,370 in selling commissions, $149,258 in brokerage commissions, and $2,513 in other expenses. At September 30, 2011, and June 30, 2010, the net asset value per Unit of Series A was $1,369.17 and $1,290.29, respectively.

Series B:

Net results for the quarter ended September 30, 2010, were a gain of 10.1% in net asset value compared to the quarter ending June 30, 2010. In this period, Series B experienced a net increase in net assets from operations of $4,515,081. This increase consisted of interest income of $11,064, trading gains of $5,632,287, and total expenses of $1,128,270. Expenses included $216,669 in management fees, $117,120 in ongoing offering expenses, $17,567 in operating expenses, $538,545 in selling commissions, $236,459 in brokerage commissions, and $1,910 in other expenses. At September 30, 2010, and June 30, 2010, the net asset value per Unit of Series B was $1,468.03 and $1,333.65, respectively.

Nine Months Ended September 30, 2010

Series A:

Net results for the nine months ended September 30, 2011, were a gain of 1.1% in net asset value compared to year ending December 31, 2009. In this period, Series A experienced a net increase in net assets from operations of $454,456. This increase consisted of interest income of $18,880, trading gains of $2,831,434, and total expenses of $2,395,858. Expenses included $482,043 in management fees, $260,563 in ongoing offering expenses, $39,084 in operating expenses, $1,042,268 in selling commissions, $562,861 in brokerage commissions, and $9,039 in other expenses. At September 30, 2010, and December 31, 2009, the net asset value per Unit of Series A was $1,369.17 and $1,354.49, respectively.

Series B:

Net results for the nine months ended September 30, 2011, were a gain of 0.9% in net asset value compared to the year ending December 31, 2009. In this period, Series B experienced a net increase in net assets from operations of $302,442. This increase consisted of interest income of $18,198, trading gains of $4,103,602, and total expenses of $3,819,358. Expenses included $677,278 in management fees, $366,098 in ongoing offering expenses, $54,913 in operating expenses, $1,534,457 in selling commissions, $1,177,016 in brokerage commissions, and $9,596 in other expenses. At September 30, 2010, and December 31, 2009, the net asset value per Unit of Series B was $1,468.03 and $1,454.64, respectively.

Fund Results as of 3rd Quarter 2010:

In September, the Fund’s allocation to global equities proved successful as equities moved sharply higher. Indices in the United States (“U.S.”) experienced gains as the combined effects of excellent technology earnings and elevated M&A activity drove the Nasdaq index 13.1% higher. Although short positions in European indices experienced losses as the Dow Jones Eurostoxx, France’s CAC-40 and Spain’s IBEX finished 5.0%, 6.4% and 2.5% higher, respectively, long positions in Korea’s Kospi index, which finished 7.4% higher, performed well amid upward revisions in the country’s current account surplus. A mixture of long and short positions led the Fund to an overall gain in the stock indices sector. The long-term upward trend in Canadian 3-month bank acceptance and Australian 90-day bank bill futures reversed, resulting in losses for the Fund’s short rates allocation. The selloff in Canada of 3-month bank notes was attributed to the Bank of Canada raising rates by 25 basis points for the third time since June, along with a better than expected rebound in Canadian employment and household spending. Australian short-term interest rates sold off dramatically in response to employers adding more jobs than forecast. In the U.S., 3-month Eurodollar futures bucked the global trend, trading higher as better than expected economic data was overshadowed by statements that the Fed was prepared to implement a second wave of unconventional monetary easing. Long positions in short-term interest rate products led the Fund to an overall loss on the month. Negative dollar statements by the Fed served as a catalyst for extreme currency market moves worldwide. The Australian dollar led the way, finishing 9.0% higher on the U.S. dollar. The Swiss franc finished 3.5% higher as investors perceived a safe haven play with the Japanese yen and U.S. dollar in tumult. Emerging market currencies also performed well as the South African rand, Brazilian real, and Korean won finished 6.0%, 3.7% and 4.8% higher, respectively. The Fund’s long positions in currency markets led to an overall gain on the month. The Fund obtained strong results from its allocation to the metals markets in September as investors sought safety from the devaluation of fiat currencies and exposure to alternative assets. As the dollar collapsed to a seven-month low, silver gained 12.2% on the month, breeching a 30-year high. Long positions in base metals performed well as positive early month manufacturing readings in the U.S. and China sent copper futures higher. London copper added 8.5% amid falling inventories while aluminum and nickel posted gains of 14.7% and 12.4%, respectively. December gold futures marched higher in September, finishing up 4.7% on the month and establishing a new all-time high above $1,300 per ounce. Long positions in the metals sector led the Fund to an overall gain on the month.

In August, the Fund’s allocations to global equity futures markets underperformed as heightening uncertainty continued to drive market volatility. The Dow Jones index finished the month down 3.9% as a poor labor market, deteriorating durable goods sales, and acute housing market declines challenged investor confidence. The Fund also lost ground in Europe as markets reversed lower with France’s CAC 40, Spain’s IBEX 35 and Italy’s MIB 40 finishing 4.2%, 2.7%, and 6.3% lower, respectively. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The strong upward trend in U.S. Treasury bond futures persisted with the front-month contract trading to an 18-month high while front-month 10-year Japanese government bond futures traded up to their highest level since 2003 as Japan’s gross domestic product (“GDP”) growth missed expectations by rising at an annualized rate of only 0.4%. A mixture of long and short bond futures positions led the Fund to an overall gain on the month. The Fund’s net long allocation to short-term interest rate futures yielded positive returns in August due to the prevailing fear that global growth was languishing. The long-term upward trend in 3-month Eurodollar futures extended higher after the U.S. Federal Reserve reversed plans to exit from monetary stimulus and decided to keep its bond holdings level with the possibility of resuming purchases. Long positions in the interest rate sector led the Fund to an overall gain on the month. The Fund experienced gains from its allocation to currency markets as positions in the Japanese yen and the Swiss franc performed well amid a growing sense of uncertainty surrounding the global economic recovery. Japan’s currency rallied to a 15-year high against the U.S. dollar while the Swiss franc ended the month 2.2% higher. Alternatively, long positions in the Canadian dollar and Mexican peso ended the month 3.5% and 4.1% lower against the U.S. dollar as investors curbed exposure to these major U.S. trade partners’ currencies amid flagging U.S. data. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s trading systems yielded positive results in the metals sector as strong gains on long positions in gold outweighed negative performance in base metals. December gold contracts finished 5.5% higher as investment demand surged, more than doubling in the second quarter. Meanwhile, results suffered in the base metals as these markets succumbed to the same inputs that supported gold. In China, aluminum production was shuttered by another 330,000 tons while manufacturing grew at the slowest pace in 17 months, sparking fears of a double dip recession. These factors led to the possibility of weakening demand, subsequently putting downside pressure on London aluminum and nickel, which ended the month down 5.3% and 1.5%, respectively. A mixture of long and short metals positions led the Fund to an overall gain on the month. The Fund also saw strong results in global energy markets as these products established solid trends for most of August. Demand prospects for natural gas declined as July’s new and existing home sales data unexpectedly fell while initial jobless claims rose. Milder weather and the reduced threat of Atlantic hurricanes moving into the Gulf of Mexico pushed stockpiles to near-record highs. The Fund’s short positions in natural gas produced substantial gains as front-month futures traded well below the 50/100/200 day moving averages, finishing with a loss of 22.4% on the month. Rising U.S. jobless claims, contracting manufacturing and a widening trade deficit sent October crude down 9.3% on the month. A mixture of long and short positions in the energy sector led the Fund to an overall gain for the month.

In July, equities rallied impressively despite macroeconomic data that continued to point to various challenges moving forward. Strong corporate earnings reports, increased certainty following the passage of the Dodd-Frank financial reform law, and a settlement between the SEC and Goldman Sachs combined to produce sharply higher equity prices. The S&P 500 rallied to finish the month 7.0% higher, stopping out the Fund’s short positions early in the month. Asian equities also moved higher, fueled by growing optimism in China. The Hang Seng index responded with steady returns, finishing the month 4.4% higher, while Australia’s SPI 200 gained 4.7% on the month. In Europe, the UK’s FTSE 100 and the Amsterdam EOE Index recovered most of the prior month’s losses, ending the month 7.2% and 4.4% higher, respectively, due in part to positive European bank stress tests results. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The U.S. dollar index declined 5.4% on the month amid falling U.S. household sentiment, poor private sector job growth, and expectations of rate increase diminishing. Accordingly, investors rotated assets into alternative safe haven currencies such as the Japanese yen and the Swiss franc, which ended the month 2.4% and 3.5% higher, respectively. The Australian dollar finished the month 7.4% higher as prospects for higher interest rates increased amid strong consumer prices and surging metals markets. Asian regional currencies also fared well as the Singapore dollar and New Zealand dollar finished the month 2.6% and 6.0% higher, respectively, benefitting from a return of risk appetite and increasing comfort with Chinese growth prospects following a sharp reversal higher in Chinese equities. The Fund’s long positions in the currency sector led to an overall gain on the month. The energy sector languished as mixed fundamental data produced choppy range-bound markets in both crude oil and natural gas. Large natural gas reserves caused prices to fall throughout the month even as above-average temperatures across the U.S. bolstered cooling demand. Similarly, short positions in crude oil suffered as positive U.S. retail sales figures and the IMF boosting its growth forecast sent values higher. A decrease in jobless claims combined with improving confidence in Europe’s economic recovery to spur initiation of long positions by month-end as September crude oil futures finished 3.7% higher on the month. A mixture of long and short positions in the energy sector led the Fund to an overall loss on the month.

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

In May, the Fund’s allocation to global equities lost ground as weakness in the global financial system from April carried over into the month. Germany’s Dax, the U.K.’s FTSE, and the Dow finished the month down 2.1%, 5.2%, and 7.6%, respectively. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector on the month. The Fund’s long positions in the global bond futures markets provided positive returns as the sovereign debt crisis in the euro area intensified, prompting the purchase of safe-haven government securities. Front-month U.S. 30-year Treasury bonds posted 18-month highs on speculation that the debt contagion could hamper the fragile global economic rebound. The Fund’s long positions in the bond sector led to an overall gain on the month. Fallout from a lack of European consensus in dealing with the sovereign debt crisis triggered soaring borrowing costs that closely resembled the levels seen following the 2008 collapse of Lehman Brothers. The euro and Swiss franc fell 7.3% and 6.8%, respectively, while the regional currencies of Hungary, Poland, and Denmark also declined 11.0%, 12.7%, and 7.8%, respectively. The Fund experienced an overall loss on the month from its mixture of long and short currency sector positions. July crude oil traded as low as $67.24 per barrel on May 25th before a late-month rally based on strong consumer confidence and durable goods orders led to a close of $73.98, which still represented a 16.2% loss for the month. Gasoline and heating oil followed crude oil lower as front-month contracts finished the month down 15.4% and 14.1%, respectively. A mixture of long and short positions led the Fund to a relatively large loss in the energies sector for the month.

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

For the 2nd quarter of 2010, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the energy sector

Fund results for 1st Quarter 2010:

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

In February, world bond markets experienced volatile action as sovereign debt contagion worries spread while economic data showed promising signs. The Fund’s net short position in U.S. 30-year Treasury bonds resulted in small losses as futures rallied near month-end despite better than expected economic reports. In Europe, March bonds surged at month-end to finish moderately higher, producing overall gains for the Fund’s long positions. Overall, a mixture of long and short positions in the bonds sector produced a gain for the Fund for the month. Global short-term interest rate futures traded higher in February, continuing a strong-upward trend and providing the Fund with positive returns. In the U.S., three-month Eurodollar futures rallied to new highs after the Fed unexpectedly raised the discount rate but reaffirmed that the federal funds rate will remain at exceptionally low levels for an extended period. The Fund’s long positions in the interest rates sector resulted in a gain for the month. Fundamentals in the grain sector improved enough to offset the U.S. dollar rally. May soybeans, wheat and corn finished the month 3.9%, 6.3% and 5.7% higher, respectively. A mixture of long and short positions in the grains sector led to a loss for the Fund on the month. The Fund experienced positive returns in global energy markets in February as macroeconomic data continued to show strength. Crude oil finished 8.5% higher, while the ample supply of natural gas proved too much to keep prices high for long. Natural gas finished 6.1% lower, benefiting the Fund’s short positions in this market. A mixture of long and short positions in the energy sector led to an overall loss for the Fund on the month. New York and London front-month sugar futures reversed sharply, finishing the month 19.2% and 9.8% lower, respectively, while May New York cocoa contracts lost 10.2% on the month. Chinese cotton production was estimated to have fallen 15% from the prior year, propelling May cotton to a gain of 16.7% on the month. A mixture of long and short positions in the agricultural sector led to a loss for the Fund on the month.

In January, global equities continued to trend higher but reversed sharply by month-end. In the U.S., the Dow and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the U.K.’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the U.S. dollar following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17%, while lead and copper lost 17.1% and 9%, respectively, on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month.

For the 1st quarter of 2010, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currency sector.

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

Prior to its insolvency filing, the Fund used MF Global as one of its futures commission merchants. On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a SIPC-led liquidation proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. As of October 31, 2011 approximately $1.49 million of Series A assets were still on deposit in accounts at MF Global. These assets represent approximately 4.2% of Series A’s net asset value of approximately $35.20 million. As of October 31, 2011 approximately $2.35 million of Series B’s assets were still on deposit in accounts at MF Global. These assets represent approximately 5.8% of Series B’s net asset value of approximately $40.46 million. Superfund Capital Management does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of either Series.

OFF-BALANCE SHEET ARRANGEMENTS

The Fund does not engage in off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of each Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2011 and December 31, 2010.

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE FUND’S POSITIONS

Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing U.S. Treasury Bills. Superfund Capital Management believes the cost of securities plus accreted discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency or swap contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures. Please see Note 3 of the Financial Statements, Fair Value Measurements, for more detailed information regarding valuation of the Fund’s positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There were no sales of unregistered securities during the quarter ended September 30, 2011.

(c) Pursuant to the Fund’s Fifth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2011:

Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2011	314.415	1,583.91
August 31, 2011	202.469	1,582.54
September 30, 2011	455.140	1,538.01

	972.024

Series B:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2011	1,417.837	1,864.46
August 31, 2011	641.418	1,867.42
September 30, 2011	288.449	1,781.77

	2,347.704

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	SUPERFUND GREEN, L.P.
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