Form 10-K
period 2011-12-31
SUPERFUND GREEN, L.P.
filed 2012-03-29
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated May 13, 2011, included within the Post-Effective Amendment No. 2 to Superfund Green, L.P.’s Registration Statement on Form S-1 (File No. 333-162132), is incorporated by reference into Item 1 and Item 5.

PART I

Item 1. Business.

(a) General Development of Business

Superfund Green, L.P. (the “Fund”) is a limited partnership which was organized on May 3, 2002 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Fifth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund is organized as two separate series of limited partnership units (the “Units”), Series A and Series B (each, a “Series”). The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The general partner and trading manager of the Fund is Superfund Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is subject to the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission (the “CFTC”) and the rules of the National Futures Association (the “NFA”).

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

In the initial and continuing offering periods through December 31, 2011, a total of $128,197,974 has been invested in Series A and a total of $147,591,363 has been invested in Series B. A total of $106,241,462 has been redeemed from Series A and a total of $106,102,188 has been redeemed from Series B during these same periods.

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

(c) Narrative Description of the Business

A description of the business of the Fund, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Fund’s Prospectus dated May 13, 2011, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges to Each Series” and such description is incorporated herein by reference from the Prospectus.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in certain futures contracts. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a new separate position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. These position limits are not yet effective and there is considerable uncertainty surrounding their application. All accounts controlled by Superfund Capital Management, including the accounts of each Series, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit Superfund Capital Management may modify the trading decisions for the Fund or be forced to liquidate certain futures positions, possibly resulting in losses.

The Fund may also trade in dealer markets for forward and swap contracts, which are not currently regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not currently subject to regulation by any United States (“U.S.”) government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010. Dodd-Frank mandates that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by Dodd-Frank may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing and the possible imposition of new or increased fees.

When the provisions of Dodd-Frank related to over-the-counter derivatives go into effect and the CFTC promulgates rules pursuant to Dodd-Frank, each Series may be limited to engaging in foreign currency futures transactions and, for off-exchange transactions, “retail forex transactions” which could limit each Series’ potential currency forward counterparties. Limiting each Series’ potential currency forward counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of counterparties with whom each Series may be required to trade could be weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its currency forward transactions. Superfund Capital Management will continue to monitor this situation.

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

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

As of December 31, 2011, there were 1,240 holders of Series A Units and 1,774 holders of Series B Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Fund during 2011 or 2010. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus, dated May 13, 2011, included within the Registration Statement on Form S-1 (File No. 333-162132), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2011:

Series A:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2011	203.500	1,417.51
November 30, 2011	648.416	1,374.37
December 31, 2011	510.680	1,306.48

Total	1,362.596

Series B:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2011	239.812	1,573.49
November 30, 2011	1,127.437	1,498.54
December 31, 2011	999.329	1,391.44

Total	2,366.578

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2011, subscriptions totaling $8,758,785 for the Fund as a whole, $4,697,837 in Series A and $4,060,948 in Series B had been accepted and redemptions over the same period totaled $22,962,184 for the Fund as a whole, $6,354,664 in Series A and $16,607,520 in Series B.

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

On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a Securities Investor Protection Corporation (“SIPC”)-led liquidation proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. As of December 31, 2011 approximately $1.27 million of Series A’s assets were still on deposit in accounts at MF Global. These assets represent approximately 4.1% of Series A’s net asset value of approximately $30.88 million as of December 31, 2011. As of December 31, 2011 approximately $2.35 million of Series B’s assets were still on deposit in accounts at MF Global. These assets represent approximately 7.2% of Series B’s net asset value of approximately $32.55 million. There can be no assurance that all of the Fund’s assets currently held at MF Global will be returned to the Fund or the length of time it will take for such return.

Other than these limitations on liquidity, the Fund’s assets are expected to be highly liquid.

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Results of Operations

2011

Series A:

Net results for the year ended December 31, 2011 were a loss of 15.7% in net asset value compared to the preceding year. In this period, Series A experienced a net decrease in net assets from operations of $6,022,225. This net decrease consisted of interest income of $20,663, trading losses of $2,517,097 and total expenses of $3,525,791. Expenses included $693,659 in management fees, $374,951 in ongoing offering expenses, $56,243 in operating expenses, $1,499,588 in selling commissions, $544,421 in brokerage commissions, $337,063 attributable to the MF Global reserve and $19,866 in other expenses. At December 31, 2011 and December 31, 2010, the net asset value per Unit of Series A was $1,306.48 and $1,550.72, respectively.

Series B:

Net results for the year ended December 31, 2011 were a loss of 21.5% in net asset value compared to the preceding year. In this period, Series B experienced a net decrease in net assets from operations of $9,410,149. This net increase consisted of interest income of $23,699, trading losses of $4,389,015 and total expenses of $5,044,833. Expenses included $904,883 in management fees, $489,121 in ongoing offering expenses, $73,370 in operating expenses, $1,956,503 in selling commissions, $1,060,080 in brokerage commissions, $529,613 attributable to the MF Global reserve and $31,263 in other expenses. At December 31, 2011 and December 31, 2010, the net asset value per Unit of Series B was $1,391.44 and $1,773.52, respectively.

Fund results for 4th Quarter 2011:

In December, the Fund’s trading strategies posted disappointing results as macroeconomic factors continued to shake markets, resulting in another volatile month of trading. Equities finished the year on a small upswing as positive economic news from the U.S. elevated markets from their intra-month lows despite the European debt crisis continuing to weigh heavily on global markets. The U.S. dollar trended higher to the detriment of gold, with gold futures trading below the 200-day moving average. Grains rallied as reduced yields for soybeans and corn drove prices higher while soft commodities’ values remained suppressed on steady output. Meanwhile, base metals lagged as stockpiles of aluminum increased to record highs while demand for copper decreased. Crude oil experienced a volatile trade with growing tensions between the U.S. and Iran threatening to disrupt the oil supply. The Fund’s allocation to the energy sector yielded losses in December as conflicting macroeconomic factors injected volatility into the markets. A modest improvement in U.S. economic data, including positive job reports, supported energy prices and helped sustain crude to just above the $100 per barrel. These increases, however, were reversed as proposed European Union (“EU”) summit resolutions were viewed as insufficient to produce significant growth in Europe, resulting in multi-week lows. Calls for sanctions against Iran and the potential interruption to Middle Eastern supplies abruptly halted the slide and sent crude markets higher at the end of the month. For the month, natural gas (-16.5%) remained heavily bearish as a result of above-normal temperatures across the upper Midwest and East Coast and reported inventories significantly above the five-year average. The Fund experienced negative results in the metals markets in December as gains made in base metals were offset by losses in gold. The European debt crisis and related demand concerns significantly impacted metals prices over the second half of the year. Short positions in aluminum (-4.27%) prospered as fears of a recession in the euro-zone weakened demand for the base metal and as aluminum inventories increased to record levels. Copper also suffered from similar demand concerns as data out of China, the world’s largest user of the metal, indicated stockpiles increased while industrial output slowed. Silver (-14.9%) hit a four-month low after a sell-off spurred by Euro concerns. Meanwhile, gold (-10.5%) dropped below its 200-day moving average mid-month for the first time in over two years. The Fund’s money market positions yielded negative returns in December. Short-term interest rates remained on the decline as investors continued to favor the safety of money markets. Rates rose slightly from their lows throughout December as the European Central Bank (“ECB”) continued attempting to add liquidity to the markets by increasing access to its lending facilities. The U.S. also maintained its own easy monetary policy in order to boost liquidity and support economic recovery. The Fund’s money market positions declined slightly as money markets fell back near the end of the month. The Fund’s bond portfolio produced modest losses in December as external factors disrupted prices. While a mid-month auction of U.S. notes displayed its strongest demand since 1993, European political and central bank decisions drove prices lower. U.S. 10-year T-Note futures (+1.4%) gained on the month while 2-year T-Notes remained flat. In Europe, German bund prices dipped after the ECB’s decision to lend €489 billion to capitalize insolvent European banks. In Asia, Korean T-Bonds trended higher in December before dropping significantly after Kim Jong-Il’s death, ending nearly flat on the month.

In November, the Fund’s trading strategies underperformed as the continuing euro-zone debt crisis resulted in high market volatility and left investors searching for safe haven investments. Indices pared early heavy losses by month’s end as a coordinated effort by central banks in the euro-zone, U.S., Canada, Switzerland, United Kingdom (the “U.K.”), and Japan to lower the cost of dollar funding gave much needed optimism to the markets. Bond yields rose significantly higher in Europe and Japan, with Germany unable to sell nearly a third of its bond offering and the Japanese benchmark 10-year Japanese Government Bond’s high yields making borrowing potentially unsustainable. The U.S. dollar resumed its status as a safe haven currency in November as investors reallocated from gold and the Swiss franc. Overall, the metals sector moved lower to the benefit of the Fund’s positions as global demand concerns from the euro-zone debt crisis along with slowing Chinese economic growth suppressed prices. Strong U.S. Thanksgiving retail sales and an increase in consumer confidence drove crude oil to over $100 per barrel. The Fund’s short-term strategies performed poorly as gains in energies were offset by losses in currencies and short rates. The Fund’s allocation to currencies experienced significant losses in November as the U.S. dollar reversed sharply as investors sought a safe haven currency in the face of global market turmoil. The U.S. dollar rose sharply against almost every global currency as uncertainty over the sovereign debt of some European nations continued to shake markets. The euro, Swiss franc, Canadian dollar and Brazilian real all finished with losses against the U.S. dollar with only the Japanese yen finishing with a modest gain as that currency drifted higher after last month’s late intervention. The Fund experienced strong gains in the global energy markets in November with long crude oil and short natural gas positions leading the way. Both Nymex and Brent Crude rallied into month-end on record U.S. Thanksgiving retail sales, strong consumer confidence and a proposed ban on EU imports of Iranian oil. U.S. domestic crude stocks fell to 330.8 million barrels in November, the lowest level since January 2010, propelling crude 32% higher since early October while reaching $100 a barrel for the first time since July. The Fund’s bond portfolio produced losses in November as uncertainty over the euro-zone’s credit worthiness drove European yields to significant highs. Euro-zone uncertainty also lowered yields in the U.S. for most of November before a decision by central banks around the world to cut the U.S. dollar overnight index-swap rate reversed some of the U.S. 30-year note’s price increases in November. Japanese yields spiked at the end of November just days before a critical 2-year, 2.7 trillion Japanese yen offering. The Fund’s allocation to global equity markets yielded modest negative returns in November. Equity markets around the globe declined sharply early in the month as policy makers continued to search for solutions to growing economic tensions. Global markets moved up sharply late in the month, however, punctuated by news of a 6-nation coordinated central bank action aimed at easing strains within the banking system. As a result, significant early-month negative returns in Italy, Spain, Germany and Japan were pared, while the U.S. experienced positive returns for November despite large early-November losses.

In October, the Fund’s trading strategies posted disappointing results as renewed optimism precipitated a return to risk after September’s historic liquidation. Indices led the way higher, posting impressive gains as strong U.S. corporate earnings and gross domestic product (“GDP”) figures and a preliminary debt crisis agreement in Europe sent values higher. While central bank statements remained downbeat, bonds sold off as the bold action in Europe in dealing with the debt crisis inspired optimism. Crude oil and base metals also rallied as September’s losses appeared to have attracted renewed physical demand. Gold futures recovered from recent slides as weakening in the U.S. dollar and prospects for easy money in the U.S. and Europe for the foreseeable future supported values. Currencies reversed as yield-seeking investors redeployed capital after the euro-zone averted disaster, Japanese authorities intervened, and commodity currencies rose. Agricultural products finished mixed as a weaker U.S. dollar was offset by higher production. The Fund’s short-term strategies were unable to keep pace with the velocity of the change in direction as losses in bonds, currencies, energies and stocks offset gains in metals trading. The Fund experienced significant losses in bonds markets in October. Losses in bond markets arose as optimism over the economic outlook strengthened as the month progressed. U.S. and German bund yields rallied from their lows even as consumer confidence remained depressed as European policy makers tackled their sovereign debt issue in a comprehensive manner. The Fund’s allocation to currencies produced losses in October as the risk on/risk off dynamic that has prevailed in 2011 continued with a dramatic return to risk. September’s U.S. dollar liquidity operations and substantial progress between European sovereigns, banks and bond holders on a way forward out of the debt crisis combined to send the euro 3.7% higher. The late-month debt agreement prompted a temporary return to risk, sending capital flowing back into European regions such as Norway, Russia, Sweden and Poland. Commodity currencies also benefitted as macroeconomic risks receded with strong U.S. corporate earnings and a 2.5% rise in third quarter U.S. GDP. The Australian dollar, Canadian dollar and Brazilian real moved sharply higher in yet another extreme move. The Japanese government intervened for the fourth time in just over a year, sending the yen to intra-day declines of 4.7% after reaching post-war highs against the dollar earlier in the month. Allocations to stock and global energy markets also yielded negative returns in October. The Fund’s strategies in global equity markets suffered as markets reversed higher in volatile trade. U.S. equities led the way with the S&P 500 rising 11% for the month. Although consumer confidence and employment figures remained weak, investors gained confidence on impressive corporate earnings and U.S. GDP growth. In Europe, concerns over sovereign debt issues abated as the late-month summit finally yielded some tangible solutions to the crisis. The Fund’s allocations to global energy markets underperformed as encouraging economic news out of the U.S. and increasing optimism from European policy makers caused a sharp reversal from September’s liquidation. On October 31, 2011, MF Global reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by SIPC would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. On November 21, 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, the General Partner caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall as of October 31, 2011. The reserve taken reduced the net asset value of Series A by approximately 0.95% and Series B by approximately 1.29%.

For the fourth quarter of 2011, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currencies sector.

Fund results for 3rd Quarter 2011:

In September, the Fund’s trading strategies posted disappointing results as economic uncertainty spiked, precipitating a severe bout of commodity market liquidation and corresponding flight to the U.S. dollar and treasuries. Equities came under pressure early as poor U.S. unemployment data and growing dysfunction in European money markets prompted liquidation. Values remained under duress for the balance of the month as the International Monetary Fund (the “IMF”), the U.S. Federal Reserve (the “Fed”) and the ECB offered bearish assessments of downside risks to global growth. The U.S. dollar gained along with U.S. and European treasuries as investors flocked to safe haven assets while awaiting further clarity from European authorities. Gold and silver reversed August’s gains on a stronger U.S. dollar, increased margin requirements and collateral damage from commodity and equity market liquidation. Grains and soft commodities were hit particularly hard amid the fundamental reassessment of demand, a stronger U.S. dollar and improved production prospects. The Fund’s short-term strategies further detracted from overall performance as losses in currencies and energies offset gains in bonds, metals and stocks. The Fund experienced significant losses in grains and agricultural markets in September. Losses were seen in grain market trades amid global economic concerns, weakening demand, seasonal harvest pressure and a strong U.S. dollar. Positions in agricultural products underperformed as the combination of excellent production and the increasing likelihood of a global recession resulted in heavy liquidation. Allocations to currencies and money markets also yielded negative returns in September. Losses in currency markets resulted from a massive flight out of risk assets, including commodities, commodity currencies and emerging market equities, which propelled the U.S. dollar sharply higher against a global basket of currencies. Positions in global money markets lost ground in September as continued instability in financial markets led to choppy action at the top of the recent range. Pressure continued to mount on European officials as major bank shares fell amid reports of rising dysfunction in the inter-bank lending market. This prompted the major central banks to coordinate funding and stability to the system. The Fund’s models produced gains in metals and bonds in September. Metals markets saw positive results overall as the seemingly intractable European debt crisis escalated pessimism regarding industrial metal demand. The Fund’s bond portfolio continued to perform well during September as fear and central bank intervention drove major sovereign debt prices higher. As world commodity and equity prices fell, investors invested into the safe haven assets of medium and long-term sovereign debt. Other markets, relative to those discussed above, did not have a substantial impact on the month’s overall negative performance.

In August, the Fund’s trading strategies yielded mixed results as volatility continued to rise in conjunction with political and economic uncertainty. Global contagion fears escalated to new levels during the month following the downgrade of U.S. debt and heightened fears of a downgrade of French debt. The Fund’s trend following models produced gains in bonds and money markets as safe haven capital flooded to sovereign debt. The Fund’s short-term strategies also contributed positively to overall performance as gains in bonds, metals, and energies offset losses in stocks and currencies. The Fund’s allocation to bond markets outperformed once again in August as the fear trade picked up momentum amid flagging consumer sentiment as governments continued to fail to address long-term deficit challenges. U.S. bonds increased over 7% as safe haven demand surged with the S&P downgrade of U.S. debt and subsequent heavy liquidation in global equity markets. The trading strategies also produced gains from short-term interest rate futures positions in August as the uptrend remained firmly entrenched. Short-term rate futures around the world spiked higher early in the month as equities sold off in response to uncertainty surrounding the debt of both sovereigns as well as major financial institutions. Somewhat paradoxically this led to a flight to safety to some of the very sovereigns that were coming under fire, most notably the U.S. Allocations to equities markets yielded negative results in August as global markets collapsed under the weight of fears surrounding the stability of major international banks. Equity market volatility increased as S&P’s downgrade of U.S. debt was followed by fears of a French downgrade due to exposure to Italy. Global growth expectations contracted quickly sending Italian (-15.7%), Spanish (-8.9%) and French (-11.4%) indices sharply lower, prompting regulators to establish short-selling bans. Short sellers responded by attacking Europe’s leading economy, sending Germany’s DAX to a loss of 19.4%. Asian markets also suffered amid global contagion fears, as Japan (-9%), Korea (-13%) and Singapore (-9.7%) witnessed double-digit declines. Late month news that Warren Buffet was investing $5 billion in embattled Bank of America shares along with a surprisingly strong U.S. durable goods number and a Greek bank merger restored some measure of confidence while limiting losses in the Dow Jones Industrial Average (the “Dow”) to 4.1%. The Fund’s currencies positions also yielded negative returns in August as the euro and U.S. dollar settled into tight ranges while risk currencies reversed lower. Other market sectors, relative to those discussed above, did not have a substantial influence on the Fund’s relatively flat performance in the month of August.

In July, the Fund’s trading strategies bounced back to produce strong returns as global contagion fears resulted in strong moves for safe haven assets at the expense of risk. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds and stocks offset small losses in currencies, metals and energies. The strongest performing sectors on the month were bonds, metals and currencies, with bonds having the most substantial returns. Meanwhile, stock indices and grains produced moderate losses. The Fund’s bond positions performed well in July on speculation that there is an increasing likelihood of a debt-related slowdown in Europe and the U.S. German bunds rallied on demand for safe haven assets as Consumer Price Index (“CPI”) figures remained muted despite factory orders and exports easily surpassing expectations. The health of major banks in Italy and Spain came into question forcing Spanish and Italian yield to soar amid increasing loan losses for private banks. In the U.S., the combination of a disappointing early month jobs report and debt ceiling related slowdown fears supported the steady trend higher. Allocations to metals produced positive results on the month as policy maker deadlocks in Europe and the U.S. drove investors to the perceived safety of gold and silver. December gold finished 8.4% higher, surpassing the $1,637 level, while September silver added 15.2% to finish just over the $40 mark. London copper added 4.5% due to strong U.S. corporate earnings and a 20% increase in Chinese refined copper imports following May’s domestic stocks drawdown. An early month Chinese rate hike and a somewhat disappointing GDP report did little to slow the advance. The Fund’s currency market positions yielded positive results in July as early U.S. dollar strength reversed mid-month, giving way to concern over the risks associated with a failure to raise the U.S. debt ceiling. The first half of the month saw significant euro weakness amid conflicting signals from various euro-zone officials as to the ultimate fate of their heavily indebted members and the monetary union itself. The U.S. dollar rallied over 2% while the euro gave up over 3% amid Greek default talk and heightening Italian solvency concerns. From there, the U.S dollar reversed as global investors sought protection from a potential U.S. default as debt ceiling negotiations faltered. The Fund yielded slightly negative results in the stock indices sector in July as global markets continued to retrace from spring highs amid debt worries. Grain positions also experienced moderate losses in July on weather related yield uncertainty.

For the third quarter of 2011, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the currencies sector.

Fund results for 2nd Quarter 2011:

In June, the Fund’s trading strategies yielded negative results as the correction in stocks and commodities that began in May continued, only to reverse late in the month. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds, metals and stocks offset losses in currencies and energies. The Fund underperformed in equities futures trading in June as stagnating growth and European sovereign debt worries sent indices sharply lower. European equities plummeted as EU officials, private creditors and the Greek government struggled to find a workable solution to the crisis. Meanwhile, the Fund’s bond strategies outperformed across the board in June, responding in a classic inverse manner to the factors affecting equities. German bonds moved steadily higher early as uncertainty over the status of Greek debt intensified. Lower than expected German factory orders and industrial production supported values as well. Australian bonds rallied, due in part to the attractive yield differential versus the U.S., Europe and Japan. The Fund’s allocation to global energy markets produced losses as the recent correction continued in June, reflecting increasing pessimism for economic prospects. Energy markets and commodity currencies sold off while treasuries gained on safe haven flows as softening manufacturing data prompted the ECB and the Fed to lower their longer term inflation estimates. However, with a late month agreement on a new aid package, equities and other risk assets reversed higher, while treasuries gave back earlier gains. Late month losses in previous metals and choppy action in base metals led to negative performance in that sector. The Fund’s trading models also produced losses in grains in June as improving weather and declining demand prospects associated with macroeconomic concerns led to sharp reversals. Gold and silver finished lower on the inflation outlook while grains sold off as excellent weather and an uncertain demand outlook led to higher inventory estimates.

In May, the Fund’s medium to long term trading strategies underperformed as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing and GDP combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all-time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the U.S. dollar and a surprise 8% upward revision in 2010-11 U.S. Department of Agriculture (“USDA”) corn ending stocks.

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

For the second quarter of 2011, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the energy sector.

Fund results for 1st Quarter 2011:

In March, the Fund’s allocation to global equity markets underperformed as a sharp countertrend reversal following the disaster in Japan produced losses for the Fund’s strategies. Equity markets opened the month moving sideways as the reemergence of sovereign debt and inflation worries in Europe offset steady expansion in global manufacturing. From there the Nikkei plunged 25.0% on panic-induced selling following the events of March 11th. Results for the Fund’s models experienced losses as most leading indices participated in the selloff as risk appetite abated. Equities quickly recovered as the focus shifted to the growth to be generated by rebuilding Japan. Nikkei futures finished only 7.7% lower on the month while shares in South Korea and Hong Kong finished 9.1% and 0.9% higher, respectively, on the belief that these markets are well positioned to fill the temporary void left by the decimated Japanese manufacturing sector. U.S. equity markets also experienced small gains as macroeconomic data continued on a positive trajectory. A mixture of long and short positions in equity markets led the Fund to an overall loss. The Fund’s positions in the bond sector experienced gains in March despite volatile market conditions as geopolitical instability in Libya and Japan and financial instability in Europe led investors to the relative safety of treasuries. Positions in 10-year Japanese Government Bonds experienced gains as the market opened the month near unchanged before rallying sharply in response to a nearly 20.0% washout in equities following the disaster. The Fund experienced losses in German bund futures as the market finished lower on news of improving employment, factory orders and retail sales. Meanwhile, the sovereign debt situation continued to evolve amid several debt downgrades of peripheral states, prompting investors to demand more yield to hold German debt even as EU leaders agreed to an expanded bailout package for troubled states. Results in U.S. bonds also experienced losses in turbulent trading activity as strong economic prospects offset geopolitical safe haven buying. A mixture of long and short bond positions led the Fund to an overall gain on the month. The Fund’s currency positions experienced gains in March as interest rate expectations and unsettling geopolitical developments dominated trading activity. June euro futures advanced 2.9% despite debt downgrades of Greece, Portugal and Spain as the ECB chairman continued to express the need for extreme vigilance with respect to the growing threat of inflation. The Swiss franc benefitted as investors sought shelter from the U.S.’s quantitative easing and Europe’s sovereign debt troubles. The yen rose over 4.0% following the catastrophic earthquake, amid expectations for a massive repatriation of capital to rebuild the stricken nation. However, in the first coordinated G7 intervention since the 2000 support for the euro, central bankers crushed the rally on March 18th, leading to a loss of 1.6% on the month. The Mexican peso outperformed as the oil producing nation saw slowing inflation complimented by expectations for continuing strong GDP growth. A mixture of long and short currency positions led the Fund to an overall gain on the month.

In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after CPI readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in West Texas Intermediate (“WTI”) crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 British thermal unit (“btu’) level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month.

In January, the Fund’s allocation to global equities finished mixed as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative Fed monetary policy. Their focus, in contrast to the ECB, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portugal, Spain and Italian bond auctions provided support to these recently battered economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar, offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March Comex copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200,000 barrels of production and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.

For the first quarter of 2011, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the bonds sector.

2010

Series A:

Net results for the year ended December 31, 2010 were a gain of 14.5% in net asset value compared to the preceding year. In this period, Series A experienced a net increase in net assets from operations of $5,090,804. This net increase consisted of interest income of $28,761, trading gains of $8,264,993 and total expenses of $3,202,950. Expenses included $656,877 in management fees, $355,069 in ongoing offering expenses, $53,260 in operating expenses, $1,420,292 in selling commissions, $702,326 in brokerage commissions and $15,126 in other expenses. At December 31, 2010 and December 31, 2009, the net asset value per Unit of Series A was $1,550.72 and $1,354.49, respectively.

Series B:

Net results for the year ended December 31, 2010 were a gain of 21.9% in net asset value compared to the preceding year. In this period, Series B experienced a net increase in net assets from operations of $10,177,233. This net increase consisted of interest income of $30,069, trading gains of $15,192,242 and total expenses of $5,045,078. Expenses included $924,148 in management fees, $499,541 in ongoing offering expenses, $74,929 in operating expenses, $1,998,175 in selling commissions, $1,529,233 in brokerage commissions and $19,052 in other expenses. At December 31, 2010 and December 31, 2009, the net asset value per Unit of Series B was $1,773.52 and $1,454.64, respectively.

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

In November, results in equity indices, while mixed overall, led to modest gains. Positions in Europe were profitable as contagion risks for peripheral members of the EU rose. Spain’s IBEX, Italy’s MIB40 and Greece’s ASE20 finished the month down 13.8%, 10.8% and 11.7%, respectively, while Japan’s Nikkei finished the month 8.2% higher. A mixture of long and short stock indices positions led the Fund to an overall gain on the month. The Fund’s allocation to global bond markets finished with gains for the month as long term debt futures finished steadily lower. The size of the debt problem in weaker EU nations and the need for collectivization of that debt forced bund and gilt yields higher. U.S. treasuries moved sharply lower as the size of the Fed’s second round of QE2 came in well above expectations. A mixture of long and short bond positions led the Fund to an overall gain on the month. In the U.S., 3-month Eurodollars moved steadily lower over the month as longer term inflation prospects rose with the announcement of QE2 by the Fed and strong macroeconomic reports. In Europe, long positions in 3-month Euribor futures finished higher as prospects for low rates increased as the need to establish competitive growth rates became critical amid the serious funding shortfalls. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund incurred losses in the currency markets in November as European sovereign risk returned to the forefront, reversing trends in various currency pairs. The euro reversed dramatically, finishing the month down 6.3% against the U.S. dollar, as Ireland’s heavily levered banking sector sought assistance from the EU and International Monetary Fund. Investors moved back into the U.S. dollar, which finished the month 4.9% higher, as currencies in Denmark, Hungary and Sweden finished 6.3%, 10.4% and 4.5% lower, respectively. A mixture of long and short currencies positions led the Fund to an overall loss on the month. The Fund experienced losses in grain markets in November as tightening monetary conditions in China and a stronger U.S. dollar led to depreciation in the grain markets. March corn finished 8.5% lower after breaching the $6 mark early in the month. March wheat contracts finished with a loss of 8.8%, off over 20% from contract highs made in August. The Fund’s long positions in the grains sector led to an overall loss on the month.

In October, the stock indices sector continued to perform well as stock indices in all regions advanced. In the U.S., the Nasdaq finished 6.3% higher, as technology shares led the benchmark higher as a result of positive earnings. In Asia, China’s H-shares finished 6.0% higher as investors continued to favor Chinese growth prospects. In Europe, the German DAX finished 6.2% higher as factory orders and industrial production figures exceeded expectations. The Fund’s mixture of long and short positions led the stock indices sector to an overall gain on the month. The Fund experienced gains in its currency allocations as the U.S. dollar continued its steady decline, finishing the month 1.9% lower against the U.S. dollar, while the Fed signaled to the world its commitment to providing additional stimulus as needed to support growth. The Fund obtained gains in the Japanese yen, which finished the month 3.6% higher against the U.S. dollar, as the Japanese approved quantitative easing and their positive current account combined with low yields in the U.S. attracted domestic and foreign capital. A mixture of long and short positions in the currencies sector led the Fund to an overall gain on the month. December gold contracts finished the month 3.7% higher, falling just shy of reaching the $1,400 per ounce level. December silver contract positions also posted gains, finishing the month 12.6% higher, as silver approached a 30-year high on belief that it provides both diversification from the U.S. dollar and exposure to economic growth in its role as an industrial metal. Base metals also performed well with London copper and zinc advancing 2.2% and 10.5% higher, respectively. The Fund’s long positions in metals produced an overall gain on the month.

For the fourth quarter of 2010, the most profitable market group overall was the stock indices sector, while the greatest losses were attributable to positions in the interest rates sector.

Fund results for 3rd Quarter 2010:

In September, the Fund’s allocation to stock indices led to gains as equities moved sharply higher. Indices in the U.S. experienced gains as the combined effects of excellent technology earnings and elevated merger and acquisition activity led the Nasdaq index 13.1% higher. Although short positions in European indices experienced losses as the Dow Jones Eurostoxx, France’s CAC40 and Spain’s IBEX finished 5.0%, 6.4% and 2.5% higher, respectively, long positions in Korea’s Kospi index, which finished 7.4% higher, performed well amid upward revisions in the country’s current account surplus. A mixture of long and short positions led the Fund to an overall gain in the stock indices sector. The long-term upward trend in Canadian 3-month bank acceptance and Australian 90-day bank bill futures reversed, resulting in losses for the Fund’s short interest rates allocation. The selloff in Canada of 3-month bank notes was attributed to the Bank of Canada raising interest rates by 25 basis points for the third time since June, along with a better than expected rebound in Canadian employment and household spending. Australian short-term interest rates sold off dramatically in response to employers adding more jobs than forecasted. In the U.S., 3-month Eurodollar futures bucked the global trend, trading higher as better than expected economic data was overshadowed by statements that the Federal was prepared to implement QE2. Long positions in short-term interest rate products led the Fund to an overall loss on the month. Negative U.S. dollar statements by the Fed served as a catalyst for extreme currency market moves worldwide. The Australian dollar led the way, finishing 9.0% higher against the U.S. dollar. The Swiss franc finished 3.5% higher against the U.S. dollar as investors perceived a safe haven play with the Japanese yen and U.S. dollar in tumult. Emerging market currencies also performed well as the South African rand, Brazilian real and Korean won finished 6.0%, 3.7% and 4.8% higher against the U.S. dollar, respectively. The Fund’s long positions in currency markets led to an overall gain on the month. The Fund achieved gains from its allocation to the metals markets in September as investors sought safety from the devaluation of fiat currencies and exposure to alternative assets. As the U.S. dollar fell to a seven-month low, silver gained 12.2% on the month, breeching a 30-year high. Long positions in base metals performed well as positive early month manufacturing readings in the U.S. and China sent copper futures higher. London copper added 8.5% amid falling inventories while aluminum and nickel posted gains of 14.7% and 12.4%, respectively. December gold futures marched higher in September, finishing up 4.7% on the month and establishing a new all-time high above $1,300 per ounce. Long positions in the metals sector led the Fund to an overall gain on the month.

In August, the Fund’s allocations to stock indices resulted in losses as heightening uncertainty continued to drive market volatility. The Dow finished the month down 3.9% as a poor labor market, deteriorating durable goods sales and acute housing market declines reduced investor confidence. The Fund also experienced losses in Europe as markets turned lower with France’s CAC 40, Spain’s IBEX 35 and Italy’s MIB 40 finishing 4.2%, 2.7% and 6.3% lower, respectively. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The strong upward trend in U.S. Treasury bond futures persisted with the front-month contract trading to an 18-month high while front-month 10-year Japanese government bond futures traded up to their highest level since 2003 as Japan’s GDP growth missed expectations by rising at an annualized rate of only 0.4%. A mixture of long and short bond futures positions led the Fund to an overall gain on the month. The Fund’s net long allocation to short-term interest rate futures yielded positive returns in August due to the prevailing fear that global growth was languishing. The long-term upward trend in 3-month Eurodollar futures extended higher after the Fed reversed plans to exit from monetary stimulus and decided to keep its bond holdings level with the possibility of resuming purchases. Long positions in the interest rate sector led the Fund to an overall gain on the month. The Fund experienced gains from its allocation to currency markets as positions in the Japanese yen and the Swiss franc performed well amid a growing sense of uncertainty surrounding the global economic recovery. Japan’s currency rallied to a 15-year high against the U.S. dollar while the Swiss franc ended the month 2.2% higher. Alternatively, the Fund’s long positions in the Canadian dollar and Mexican peso resulted in losses as the Canadian dollar and Mexican peso ended the month 3.5% and 4.1% lower, respectively, against the U.S. dollar as investors curbed exposure to these major U.S. trade partners’ currencies amid flagging U.S. data. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund achieved positive results in the metals sector as strong gains on long positions in gold outweighed negative performance in base metals. December gold contracts finished 5.5% higher as investment demand surged, more than doubling in the second quarter. Meanwhile, results suffered in the base metals as these markets succumbed to the same inputs that supported gold. In China, aluminum production was shuttered by another 330,000 tons while manufacturing grew at the slowest pace in 17 months, sparking fears of a double dip recession. These factors led to the possibility of weakening demand, subsequently putting downside pressure on London aluminum and nickel, which ended the month down 5.3% and 1.5%, respectively. A mixture of long and short metals positions led the Fund to an overall gain on the month. The Fund also saw strong results in global energy markets as these products established solid trends for most of August. Demand prospects for natural gas declined as July’s new and existing home sales data unexpectedly fell while initial jobless claims rose. Milder weather and the reduced threat of Atlantic hurricanes moving into the Gulf of Mexico pushed stockpiles to near-record highs. The Fund’s short positions in natural gas produced substantial gains as front-month futures traded well below the 50/100/200 day moving averages, finishing with a loss of 22.4% on the month. Rising U.S. jobless claims, contracting manufacturing and a widening trade deficit sent October crude down 9.3% on the month. A mixture of long and short positions in the energy sector led the Fund to an overall gain for the month.

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

Fund results for 2nd Quarter 2010:

In June, the Fund’s allocations to stock indices underperformed as volatile action resulted in losses. Extremely poor housing and retail sales figures spurred profit-taking, leaving front-month Dow futures down 3.5% on the month. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector for the month. Stronger results were obtained in the global bond markets as weaker than expected fundamental and inflation data complemented intensifying euro area sovereign debt risk, thus prompting widespread buying of bonds. September 30-year U.S. Treasury bonds surged after U.S. employment increased less than previously forecasted with private payrolls accounting for only 10.0% of the jobs added. A mixture of long and short positions led the Fund to an overall gain in the bond sector for the month. Allocations to the energy sector underperformed amid significant losses in natural gas futures following an 18.0% rally through mid-month. Mild weather moved in toward the end of the month, sending values sharply lower and leaving the August contract with only a modest gain of 4.7%. A mixture of long and short positions led the Fund to an overall loss in the energy sector for the month.

In May, the Fund’s allocation to stock indices lost ground as weakness in the global financial system from April carried over into the month. Germany’s DAX, U.K.’s FTSE and the Dow finished the month down 2.1%, 5.2% and 7.6%, respectively. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector on the month. The Fund’s long positions in the global bond futures markets provided positive returns as the sovereign debt crisis in the euro area intensified, prompting the purchase of safe-haven government securities. Front-month U.S. 30-year Treasury bonds posted 18-month highs on speculation that the debt contagion could hamper the fragile global economic rebound. The Fund’s long positions in the bond sector led to an overall gain on the month. Fallout from a lack of European consensus in dealing with the sovereign debt crisis triggered soaring borrowing costs that closely resembled the levels seen following the 2008 collapse of Lehman Brothers. The euro and Swiss franc fell 7.3% and 6.8% against the U.S. dollar, respectively, while the regional currencies of Hungary, Poland and Denmark also declined 11.0%, 12.7% and 7.8% against the U.S. dollar, respectively. The Fund experienced an overall loss on the month from its mixture of long and short currency sector positions. July crude oil traded as low as $67.24 per barrel on May 25th before a late-month rally based on strong consumer confidence and durable goods orders led to a close of $73.98, which still represented a 16.2% loss for the month. Gasoline and heating oil followed crude oil lower as front-month contracts finished the month down 15.4% and 14.1%, respectively. A mixture of long and short positions led the Fund to a relatively large loss in the energies sector for the month.

In April, equity markets around the globe finished with mixed results. Stocks came under acute pressure in Europe as concerns continued over the financial condition of several EU members. Japan’s Nikkei and Australia’s SPI finished with modest losses, down 0.4% and 1.2%, respectively, while gains were seen in Taiwan and Singapore, finishing 1.1% and 3.1% higher, respectively, as those economies benefited from rebounding export demand. In the U.S., the Nasdaq and the Dow finished the month 2.1% and 1.5% higher, respectively. A mixture of long and short positions led the Fund to an overall gain on the month in the stock indices sector. Early month news that the U.S. economy added 162,000 jobs combined with excellent growth in the U.S. services industry propelled crude oil futures to their highest levels since the fall of 2008. Later in the month, excellent U.S. corporate earnings, rising consumer confidence and the loss of a production platform in the Gulf of Mexico propelled July crude to a 4.3% gain. June gasoline futures finished 4.1% higher as a late month inventory report showed supplies had fallen more than expected. A mixture of long and short positions led the Fund to an overall gain in the energies sector on the month. The Fund experienced strong gains on its June gold futures, as the metal finished the month 5.8% higher. The Fund’s long positions in the metals sector resulted in gains for the month.

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

In January, global equities continued to trend higher but reversed sharply by month-end. In the U.S., the Dow and Nasdaq finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the U.K.’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the U.S. dollar following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively, on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month.

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

On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation led by SIPC would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act.

As of December 31, 2011 approximately $1.27 million of Series A assets were still on deposit in an account(s) at MF Global. These assets represented approximately 4.1% of Series A’s net asset value of approximately $30.88 million as of December 31, 2011. On October 31, 2011, Series A recorded a reserve that reduced the net asset value by $337,063 (or approximately $14.26 per Series A Unit) as of December 31, 2011.

As of December 31, 2011 approximately $2.35 million of Series B assets were still on deposit in an account(s) at MF Global. These assets represent approximately 7.2% of Series B’s net asset value of approximately $32.55 million as of December 31, 2011. On October 31, 2011, Series B recorded a reserve that reduced the net asset value by $529,613 (or approximately $22.51 per Series B Unit) as of December 31, 2011.

The General Partner does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund. However, because MF Global is still in the liquidation process as of today, further developments in the MF Global liquidation proceedings may have an impact on the ability of the Fund to:

•	satisfy redemption requests in the normal 20-day time period;

•	adequately value redemption requests in the ordinary timeframe;

•	accept new subscriptions and properly value the net asset value for new subscribers; and

•	provide for accurate valuation in the Fund’s account statements provided to Limited Partners.

There can be no assurances:

•	that the Fund will have immediate access to any or all of its assets in accounts held at MF Global; and

•	as to the amount or value of those assets in the context of the bankruptcy.

Future actions involving MF Global may impact the Fund’s ability to value the portion of its assets held at MF Global and/or delay the payment of a Limited Partner’s pro rata share of such assets upon redemption.

Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2011, and December 31, 2010.

Critical Accounting Policies – Valuation of the Fund’s Positions

Superfund Capital Management believes that the accounting policies that are most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing U.S. Treasury bills. Superfund Capital Management believes the cost of securities plus accredited discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets are valued on a daily basis using objective measures.

Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. generally accepted accounting principles (“U.S. GAAP”) more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Superfund Capital Management is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. Superfund Capital Management is currently evaluating the implications of ASU No. 2011-04 and its impact on the financial statements.

ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. As of January 1, 2010, the Fund adopted ASU 2010-06 except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Fund’s financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

Financial statements appear beginning on page 25 of this report. Supplementary data is not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in Superfund Capital Management’s internal controls with respect to each Series individually, as well as the Fund as a whole, or in other factors applicable to each Series individually, as well as the Fund as a whole, that could materially affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Superfund Capital Management is responsible for establishing and maintaining adequate internal control over the financial reporting of each Series individually, as well as the Fund as a whole. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Superfund Capital Management’s internal control over financial reporting includes those policies and procedures that:

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

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

The Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, Exhibit 31.01, Exhibit 31.02, Exhibit 32.01 and Exhibit 32.02 hereto, respectively, are applicable with respect to each Series individually, as well as to the Fund as a whole.

Item 9B. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 that was not reported on Form 8-K.

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

NIGEL JAMES, age 31, was appointed as President of Superfund Capital Management on July 13, 2006, and was listed with the NFA as a principal and registered as an associated person of Superfund Capital Management on November 28, 2006 and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.

MARTIN SCHNEIDER, age 45, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr Schneider was registered with the NFA as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, a financial services company, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.

GIZELA BENEDEK, age 33, was appointed Treasurer of Superfund Capital Management on July 28, 2010. Ms. Benedek will also serve as Audit Committee Financial Expert for the Fund. Ms. Benedek was listed with the NFA as a principal of Superfund Capital Management on September 10, 2010. From June 2000 to September 2005, Ms. Benedek served as an Associate of PricewaterhouseCoopers, an international accounting firm, in its tax consulting group in Vienna, Austria. In this position, Ms. Benedek provided tax consulting services to investment companies. From October 2005 to December 2005, Ms. Benedek conducted intensive research in connection with her master thesis. From January 2006 to July 2008, Ms. Benedek held the position of Auditing Associate in the auditing group of RSM Exacta Wirtschaftsprufung AG, an Austrian auditing and tax consultancy firm. In this position, Ms. Benedek provided auditing services to private foundations and mid-market companies. From August 2008 through August 2009, she was granted educational leave sponsored by the Austrian government to study for the U.S. CPA exam. Since September 2009, Ms. Benedek has held the role of Financial Counsel for Superfund Distribution and Investment, Inc., a financial services company located in Grenada, West Indies. In this role, Ms. Benedek engages in various internal accounting and auditing functions. Ms. Benedek is a graduate of The University of Economics and Business Administration in Vienna, Austria and is a certified public accountant. Ms. Benedek is a citizen of Austria.

CHRISTIAN BAHA, age 43, is Superfund Capital Management’s founder and sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was listed with the NFA as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, on November 20, 2009. He is also registered with the NFA as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, positions which he has held since July 23, 1999 and June 24, 1997, respectively. He has also been listed as a principal of Superfund Capital Management since May 9, 2001. He was registered with the NFA as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed with the NFA as a principal of Superfund Capital Management and Superfund Advisors, Inc. because he is the sole owner of the foregoing entities. Mr. Baha was also listed as a principal of Superfund USA, Inc., a registered broker-dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

Security Ownership of Management

As of December 31, 2011, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2011, Superfund Capital Management owned 386.799 Units of Series A (non-voting), representing 1.60% of the total issued Units of Series A, and 532.732 Units of Series B (non-voting), representing 2.18% of the total issued Units of Series B, having a combined value of $1,245,854. Losses allocated to Units of Series A and Series B owned by Superfund Capital Management were $297,773 for the year ended December 31, 2011. Selling commissions over the 10% threshold in the amount of $7,003 were rebated to Superfund Capital Management during this period through the purchase of 4.511 Units of Series A. See Note 6. Superfund Capital Management did not make any other contributions to or withdrawals from either Series during this period. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the holder of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13. Certain Relationships And Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance”, “Item 11 Executive Compensation” and “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In 2011, the Series A management fee totaled $693,659, the Series A selling commissions totaled $1,499,588 and the Series A brokerage commissions totaled $544,421. In 2011, the Series B management fee totaled $904,883, the Series B selling commissions totaled $1,956,503 and the Series B brokerage commissions totaled $1,060,080. In 2010, the Series A management fee totaled $656,877, the Series A selling commissions totaled $1,420,292 and the Series A brokerage commissions totaled $702,326. In 2010, the Series B management fee totaled $924,148, the Series B selling commissions totaled $1,998,175 and the Series B brokerage commissions totaled $1,529,233.

Item 14. Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2011 and December 31, 2010, were approximately $108,725 and $107,550, respectively.

Audit-Related Fees

There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2011 and December 31, 2010.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2011 and December 31, 2010.

All Other Fees

There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2011 and December 31, 2010.

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

(3)	Exhibits as required by Item 601 of Regulation S-K.

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.01	Interactive Data File

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on May 13, 2011, with Superfund Green, L.P.’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-162132).

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

EXHIBIT 13.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B (collectively the “Funds”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B as of December 31, 2011 and 2010, and the results of their operations, changes in net assets, and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 29, 2012

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value, (amortized cost $17,650,000 and $38,347,223 as of December 31, 2011 and December 31, 2010, respectively)	$17,650,000	$38,347,223

Due from brokers (net of reserve of $866,676) (See Note 4)	46,453,083	49,302,554

Unrealized appreciation on open forward contracts	372,011	865,855

Futures contracts sold	923,781	—

Futures contracts purchased	114,873	8,737,815

Cash	989,356	2,069,942

Total assets	66,503,104	99,323,389

LIABILITIES

Unrealized depreciation on open forward contracts	243,000	198,269

Futures contracts sold	—	1,410,287

Subscriptions received in advance	154,700	1,180,791

Redemptions payable	2,046,267	3,004,972

Management fees payable	213,322	148,834

Fees payable	416,117	314,765

Total liabilities	3,073,406	6,257,918

NET ASSETS	$63,429,698	$93,065,471

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (cost $17,650,000), securities are held in margin accounts as collateral for open futures and forwards	$17,650,000	27.8%	$17,650,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	372,011

Total unrealized appreciation on forward contracts		0.6	372,011

Unrealized depreciation on forward contracts
Currency		(0.4)	(243,000)

Total unrealized depreciation on forward contracts		(0.4)	(243,000)

Total forward contracts, at fair value		0.2%	$129,011

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3	191,648
Energy		(0.2)	(135,434)
Financial
2 Year U.S. Treasury Note		0.0 *	8,297
Other		0.0 *	23,842
Total Financial		0.1	32,139
Food & Fiber		0.1	60,876
Indices		0.1	45,373
Metals		(0.1)	(79,729)

Total futures contracts purchased		0.2	114,873

Futures contracts sold
Currency		0.4	244,336
Energy		0.3	178,160
Food & Fiber		0.1	35,521
Indices		0.2	98,142
Livestock		0.0 *	21,080
Metals		0.5	346,542

Total futures contracts sold		1.5	923,781

Total futures contracts, at fair value		1.6%	$1,038,654

Futures and forward contracts by country composition
Australia		0.1%	$43,954
European Monetary Union		0.5	305,388
Great Britain		0.1	39,646
Japan		0.4	251,264
United States		0.8	480,241
Other		0.1	47,172

Total futures and forward contracts by country		1.8%	$1,167,665

*	Due to rounding

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

SUPERFUND GREEN, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Investment income, interest	$44,362	$58,830

Expenses
Selling commission	3,456,091	3,418,467
Brokerage commissions	1,604,501	2,231,559
Management fee	1,598,542	1,581,025
Ongoing offering expenses	864,072	854,610
Operating expenses	129,613	128,189
MF Global reserve (See Note 4)	866,676	—
Other	51,129	34,178

Total expenses	8,570,624	8,248,028

Net investment loss	(8,526,262)	(8,189,198)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(78,663)	16,144,514
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(6,827,449)	7,312,721

Net gain (loss) on investments	(6,906,112)	23,457,235

Net increase (decrease) in net assets from operations	$(15,432,374)	$15,268,037

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Increase (decrease) in net assets from operations
Net investment loss	$(8,526,262)	$(8,189,198)
Net realized gain (loss) on futures and forward contracts	(78,663)	16,144,514
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(6,827,449)	7,312,721

Net increase (decrease) in net assets from operations	(15,432,374)	15,268,037

Capital share transactions
Issuance of Units	8,758,785	10,978,166
Redemption of Units	(22,962,184)	(18,316,575)

Net decrease in net assets from capital share transactions	(14,203,399)	(7,338,409)

Net increase (decrease) in net assets	(29,635,773)	7,929,628

Net assets, beginning of year	93,065,471	85,135,843

Net assets, end of year	$63,429,698	$93,065,471

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(15,432,374)	$15,268,037
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(110,846,760)	(144,921,765)
Sales and maturities of U.S. government securities	131,560,024	149,020,000
Amortization of discounts and premiums	(16,041)	(42,401)
Increase (decrease) in due from brokers	2,849,471	(6,064,445)
Increase (decrease) in unrealized appreciation on open forward contracts	493,844	(169,343)
Increase (decrease) in futures contracts purchased	8,622,942	(7,164,054)
Increase (decrease) in unrealized depreciation on open forward contracts	44,731	(1,353,979)
Increase (decrease) in futures contracts sold	(2,334,068)	1,374,655
Increase in management fees	64,488	14,584
Increase in fees payable	101,352	56,749

Net cash provided by operating activities	15,107,609	6,018,038

Cash flows from financing activities
Subscriptions, net of subscriptions received in advance	7,732,694	12,158,957
Redemptions, net of redemptions payable	(23,920,889)	(16,749,111)

Net cash used in financing activities	(16,188,195)	(4,590,154)

Net increase (decrease) in cash	(1,080,586)	1,427,884

Cash, beginning of year	2,069,942	642,058

Cash, end of year	$989,356	$2,069,942

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value (amortized cost $8,300,000 and $16,066,728 as of December 31, 2011 and December 31, 2010, respectively)	$8,300,000	$16,066,728

Due from brokers (net of reserve of $337,063) (See Note 4)	22,845,252	20,354,921

Unrealized appreciation on open forward contracts	129,634	280,718

Futures contracts sold	349,440	—

Futures contracts purchased	42,325	2,839,432

Cash	333,206	770,535

Total assets	31,999,857	40,312,334

LIABILITIES

Unrealized depreciation on open forward contracts	87,311	57,275

Futures contracts sold	—	445,767

Subscriptions received in advance	64,000	259,196

Redemptions payable	674,637	806,835

Management fee payable	101,476	60,901

Fees payable	194,547	125,422

Total liabilities	1,121,971	1,755,396

NET ASSETS	$30,877,886	$38,556,938

Number of Units	23,634.331	24,863.954

Net asset value per Unit	$1,306.48	$1,550.72

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of Net Assets
	Face Value		Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (cost $8,300,000), securities are held in margin accounts as collateral for open futures and forwards	$8,300,000	26.9%	$8,300,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	129,634

Total unrealized appreciation on forward contracts		0.4	129,634

Unrealized depreciation on forward contracts
Currency		(0.3)	(87,311)

Total unrealized depreciation on forward contracts		(0.3)	(87,311)

Total forward contracts, at fair value		0.1%	$42,323

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.2%	$74,826
Energy		(0.2)	(53,540)
Financial
2 Year U.S. Treasury Note		0.0 *	3,156
Other		0.0 *	6,226
Total Financial		0.0 *	9,382
Food & Fiber		0.1	24,213
Indices		0.1	16,419
Metals		(0.1)	(28,975)

Total futures contracts purchased		0.1	42,325

Futures Contracts Sold
Currency		0.3	93,543
Food & Fiber		0.0 *	12,966
Energy		0.2	65,240
Indices		0.1	42,193
Livestock		0.0 *	8,280
Metals		0.4	127,218

Total futures contracts sold		1.1	349,440

Total futures contracts, at fair value		1.2%	$391,765

Futures and forward contracts by country composition
Australian		0.1%	$17,684
European Monetary Union		0.3	114,090
Great Britain		0.1	16,951
Japan		0.2	89,702
United States		0.5	181,301
Other		0.1	14,360

Total futures and forward contracts by country		1.2%	$434,088

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

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

SUPERFUND GREEN, L.P. - SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Investment income, interest	$20,663	$28,761

Expenses
Selling commission	1,499,588	1,420,292
Brokerage commissions	544,421	702,326
Management fee	693,659	656,877
Ongoing offering expenses	374,951	355,069
Operating expenses	56,243	53,260
MF Global reserve (See Note 4)	337,063	—
Other	19,866	15,126

Total expenses	3,525,791	3,202,950

Net investment loss	(3,505,128)	(3,174,189)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(334,077)	5,868,855
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,183,020)	2,396,138

Net gain (loss) on investments	(2,517,097)	8,264,993

Net increase (decrease) in net assets from operations	$(6,022,225)	$5,090,804

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)*	$(246.81)	$196.01

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(244.24)	$196.23

*	Weighted average number of Units outstanding for Series A for the Years Ended December 31, 2011 and December 31, 2010: 24,400.48 and 25,971.98, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Increase (decrease) in net assets from operations:
Net investment loss	$(3,505,128)	$(3,174,189)
Net realized gain (loss) on futures and forward contracts	(334,077)	5,868,855
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,183,020)	2,396,138

Net increase (decrease) in net assets from operations	(6,022,225)	5,090,804

Capital share transactions
Issuance of Units	4,697,837	7,239,910
Redemption of Units	(6,354,664)	(7,086,271)

Net increase (decrease) in net assets from capital share transactions	(1,656,827)	153,639

Net increase (decrease) in net assets	(7,679,052)	5,244,443

Net assets, beginning of year	38,556,938	33,312,495

Net assets, end of year	$30,877,886	$38,556,938

Units, beginning of year	24,863.954	24,594.117
Issuance of Units	3,038.045	5,431.210
Redemption of Units	(4,267.668)	(5,161.373)

Units, end of year	23,634.331	24,863.954

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(6,022,225)	$5,090,804
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(47,684,521)	(60,809,701)
Sales and maturities of U.S. government securities	55,457,937	60,780,000
Amortization of discounts and premiums	(6,688)	(17,759)
Decrease in due from brokers	(2,490,331)	(3,193,478)
Increase (decrease) in unrealized appreciation on open forward contracts	151,084	(93,270)
Increase (decrease) in futures contracts purchased	2,797,107	(2,373,970)
Increase (decrease) in unrealized depreciation on open forward contracts	30,036	(363,992)
Increase (decrease) in futures contracts sold	(795,207)	435,094
Increase in management fee	40,575	8,390
Increase in fees payable	69,125	27,498

Net cash provided by (used in) operating activities	1,546,892	(510,384)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	4,502,641	7,499,106
Redemptions, net of redemptions payable	(6,486,862)	(6,829,657)

Net cash provided by (used in) financing activities	(1,984,221)	669,449

Net increase (decrease) in cash	(437,329)	159,065

Cash, beginning of year	770,535	611,470

Cash, end of year	$333,206	$770,535

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value, (amortized cost $9,350,000 and $22,280,495 as of December 31, 2011 and December 31, 2010, respectively)	$9,350,000	$22,280,495

Due from brokers (net of reserve of $529,613) (See Note 4)	23,607,831	28,947,633

Unrealized appreciation on open forward contracts	242,377	585,137

Futures contracts sold	574,341	—

Futures contracts purchased	72,548	5,898,383

Cash	656,150	1,299,407

Total assets	34,503,247	59,011,055

LIABILITIES

Unrealized depreciation on open forward contracts	155,689	140,994

Redemptions payable	1,371,630	2,198,137

Futures contracts sold	—	964,520

Subscriptions received in advance	90,700	921,595

Management fee payable	111,846	87,933

Fees payable	221,570	189,343

Total liabilities	1,951,435	4,502,522

NET ASSETS	$32,551,812	$54,508,533

Number of Units	23,394.345	30,734.730

Net asset value per Unit	$1,391.44	$1,773.52

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (cost $9,350,000), securities are held in margin accounts as collateral for open futures and forwards	$9,350,000	28.7%	$9,350,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	242,377

Total unrealized appreciation on forward contracts		0.7	242,377

Unrealized depreciation on forward contracts
Currency		(0.5)	(155,689)

Total unrealized depreciation on forward contracts		(0.5)	(155,689)

Total forward contracts, at fair value		0.2%	$86,688

Futures contracts, at fair value
Futures contracts purchased
Currency		0.4%	$116,822
Energy		(0.3)	(81,894)
Financial
2 Year U.S. Treasury Note		0.0 *	5,141
Other		0.0 *	17,616
Total Financial		0.1	22,757
Food & Fiber		0.1	36,663
Indices		0.1	28,954
Metals		(0.2)	(50,754)

Total futures contracts purchased		0.2	72,548

Futures contracts sold
Currency		0.5	150,793
Energy		0.3	112,920
Food & Fiber		0.1	22,555
Indices		0.2	55,949
Livestock		0.0 *	12,800
Metals		0.7	219,324

Total futures contracts sold		1.8	574,341

Total futures contracts, at fair value		2.0%	$646,889

Futures and forward contracts by country composition
Australia		0.1%	$26,270
European Monetary Union		0.5	191,298
Great Britain		0.1	22,695
Japan		0.5	161,562
United States		0.9	298,940
Other		0.1	32,812

Total futures and forward contracts by country		2.2%	$733,577

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES B

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

SUPERFUND GREEN, L.P. - SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Investment income, interest	$23,699	$30,069

Expenses
Selling commission	1,956,503	1,998,175
Brokerage commissions	1,060,080	1,529,233
Management fee	904,883	924,148
Ongoing offering expenses	489,121	499,541
Operating expenses	73,370	74,929
MF Global reserve (See Note 4)	529,613	—
Other	31,263	19,052

Total expenses	5,044,833	5,045,078

Net investment loss	(5,021,134)	(5,015,009)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	255,414	10,275,659
Net change in unrealized appreciation (depreciation) on futures and forward contracts
	(4,644,429)	4,916,583

Net gain (loss) on investments	(4,389,015)	15,192,242

Net increase (decrease) in net assets from operations	$(9,410,149)	$10,177,233

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)*	$(337.97)	$297.46

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during period)	$(382.08)	$318.88

*	Weighted average number of Units outstanding for Series B for the Years Ended December 31, 2011 and December 31, 2010: 27,843.37 and 34,214.30, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Increase (decrease) in net assets from operations
Net investment loss	$(5,021,134)	$(5,015,009)
Net realized gain on futures and forward contracts	255,414	10,275,659
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(4,644,429)	4,916,583

Net increase (decrease) in net assets from operations	(9,410,149)	10,177,233

Capital share transactions
Issuance of Units	4,060,948	3,738,256
Redemption of Units	(16,607,520)	(11,230,304)

Net decrease in net assets from capital share transactions	(12,546,572)	(7,492,048)

Net increase (decrease) in net assets	(21,956,721)	2,685,185

Net assets, beginning of year	54,508,533	51,823,348

Net assets, end of year	$32,551,812	$54,508,533

Units, beginning of year	30,734.730	35,626.349
Issuance of Units	2,282.737	2,613.002
Redemption of Units	(9,623.122)	(7,504.621)

Units, end of year	23,394.345	30,734.730

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(9,410,149)	$10,177,233
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(63,162,239)	(84,112,064)
Sales and maturities of U.S. government securities	76,102,087	88,240,000
Amortization of discounts and premiums	(9,353)	(24,642)
Increase (decrease) in due from brokers	5,339,802	(2,870,967)
Increase (decrease) in unrealized appreciation on open forward contracts	342,760	(76,073)
Increase (decrease) in futures contracts purchased	5,825,835	(4,790,084)
Increase (decrease) in unrealized depreciation on open forward contracts	14,695	(989,987)
Increase (decrease) in futures contracts sold	(1,538,861)	939,561
Increase in management fees	23,913	6,194
Increase in fees payable	32,227	29,251

Net cash provided by operating activities	13,560,717	6,528,422

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	3,230,053	4,659,851
Redemptions, net of redemption payable	(17,434,027)	(9,919,454)

Net cash used in financing activities	(14,203,974)	(5,259,603)

Net increase (decrease) in cash	(643,257)	1,268,819

Cash, beginning of year	1,299,407	30,588

Cash, end of year	$656,150	$1,299,407

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the Fund’s general partner, Superfund Capital Management, Inc. (“Superfund Capital Management”), or by operation of law or a decline in the aggregate net assets of such Series to less than $500,000.

(2)	Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

Pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), audited financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and presented for the Fund as a whole, as the SEC registrant, and for Series A and Series B individually. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Fund generally or any other Series. Accordingly, the assets of one Series of the Fund include only those funds and other assets that are paid to, held by or distributed to the Fund on account of and for the benefit of that Series, including, without limitation, funds delivered to the Fund for the purchase of Units in that Series.

(b)	Valuation of Investments in Futures Contracts, Forward Contracts and U.S Treasury Bills

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

Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instruments; accordingly, the cost of securities plus accreted discount, or minus amortized premium, approximates fair value (See Note (2)(h) – Fair Value Measurements).

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

The Fund does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net realized and unrealized gain (loss) on investments in the statements of operations.

(d)	Investment Transactions, Investment Income and Expenses

Investment transactions are accounted for on a trade-date basis. Interest income and expenses are recognized on the accrual basis. The Fund uses the amortized cost method for valuing U.S. Treasury Bills. Operating expenses of the Fund are allocated to each Series in proportion to the net asset value of the Series at the beginning of each month. Expenses directly attributable to a particular Series are charged directly to that Series.

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

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2009 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

(g)	Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Superfund Capital Management is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. Superfund Capital Management is currently evaluating the implications of ASU No. 2011-04 and its impact on the financial statements.

ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. As of January 1, 2010, the Fund adopted ASU 2010-06 except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Fund’s financial statement disclosures.

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

As of and during the year ended December 31, 2011 and December 31, 2010, the Fund held no investments or derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2011:

Superfund Green, L.P.

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$17,650,000	$—	$17,650,000	$—
Unrealized appreciation on open forward contracts	372,011	—	372,011	—
Futures contracts sold	923,781	923,781	—	—
Futures contracts purchased	114,873	114,873	—	—

Total Assets Measured at Fair Value	$19,060,665	$1,038,654	$18,022,011	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$243,000	$—	$243,000	$—

Total Liabilities Measured at Fair Value	$243,000	$—	$243,000	$—

Superfund Green, L.P. – Series A

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$8,300,000	$—	$8,300,000	$—
Unrealized appreciation on open forward contracts	129,634	—	129,634	—
Futures contracts sold	349,440	349,440	—	—
Futures contracts purchased	42,325	42,325	—	—

Total Assets Measured at Fair Value	$8,821,399	$391,765	$8,429,634	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$87,311	$—	$87,311	$—

Total Liabilities Measured at Fair Value	$87,311	$—	$87,311	$—

Superfund Green, L.P. – Series B

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,350,000	$—	$9,350,000	$—
Unrealized appreciation on open forward contracts	242,377	—	242,377	—
Futures contracts sold	574,341	574,341	—	—
Futures contracts purchased	72,548	72,548	—	—

Total Assets Measured at Fair Value	$10,239,266	$646,889	$9,592,377	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$155,689	$—	$155,689	$—

Total Liabilities Measured at Fair Value	$155,689	$—	$155,689	$—

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2010:

Superfund Green, L.P.

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$38,347,223	$—	$38,347,223	$—
Unrealized appreciation on open forward contracts	865,855	—	865,855	—
Futures contracts purchased	8,737,815	8,737,815	—	—

Total Assets Measured at Fair Value	$47,950,893	$8,737,815	$39,213,078	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$198,269	$—	$198,269	$—
Futures contracts sold	1,410,287	1,410,287	—	—

Total Liabilities Measured at Fair Value	$1,608,556	$1,410,287	$198,269	$—

Superfund Green, L.P. – Series A

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$16,066,728	$—	$16,066,728	$—
Unrealized appreciation on open forward contracts	280,718	—	280,718	—
Futures contracts purchased	2,839,432	2,839,432	—	—

Total Assets Measured at Fair Value	$19,186,878	$2,839,432	$16,347,446	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$57,275	$—	$57,275	$—
Futures contracts sold	445,767	445,767	—	—

Total Liabilities Measured at Fair Value	$503,042	$445,767	$57,275	$—

Superfund Green, L.P. – Series B

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$22,280,495	$—	$22,280,495	$—
Unrealized appreciation on open forward contracts	585,137	—	585,137	—
Futures contracts purchased	5,898,383	5,898,383	—	—

Total Assets Measured at Fair Value	$28,764,015	$5,898,383	$22,865,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$140,994	$—	$140,994	$—
Futures contracts sold	964,520	964,520	—	—

Total Liabilities Measured at Fair Value	$1,105,514	$964,520	$140,994	$—

(3)	Disclosure of derivative instruments and hedging activities

The Fund follows ASC 815, Disclosures about Derivative Instruments and Hedging Activities. ASC 815 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position.

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$372,011	$—	$372,011

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(243,000)	(243,000)

Futures contracts	Futures contracts purchased	114,873	—	114,873

Futures contracts	Futures contracts sold	923,781	—	923,781

Totals		$1,410,665	$(243,000)	$1,167,665

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$865,855	$—	$865,855

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(198,269)	(198,269)

Futures contracts	Futures contracts purchased	8,737,815	—	8,737,815

Futures contracts	Futures contracts sold	—	(1,410,287)	(1,410,287)

Totals		$9,603,670	$(1,608,556)	$7,995,114

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$(441,511)	$(538,574)

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	362,848	(6,288,875)

Total		$(78,663)	$(6,827,449)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$(2,128,246)	$1,523,322

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	18,272,760	5,789,399

Total		$16,144,514	$7,312,721

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$17,051	0.0	*	$(72,108)	(0.1)	$354,960	0.6	$(170,892)	(0.3)	$129,011
Currency	197,746	0.3		(6,098)	(0.0)*	260,294	0.4	(15,958)	(0.0)*	435,984
Financial	130,897	0.1		(98,758)	(0.2)	—	—	—	—	32,139
Food & Fiber	66,564	0.1		(5,688)	(0.0)*	216,359	0.3	(180,838)	(0.3)	96,397
Indices	49,517	0.1		(4,144)	(0.0)*	188,120	0.3	(89,978)	(0.1)	143,515
Metals	—	—		(79,729)	(0.1)	452,224	0.7	(105,682)	(0.2)	266,813
Energy	285	0.0	*	(135,719)	(0.2)	183,020	0.3	(4,860)	(0.0)*	42,726
Livestock	—	—		—	—	43,860	0.1	(22,780)	(0.0)*	21,080

Totals	$462,060	0.6		$(402,244)	(0.6)	$1,698,837	2.7	$(590,988)	(0.9)	$1,167,665

*	Due to rounding

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$738,372	0.8	$(54,386)	(0.1)		$127,483	0.1		$(143,883)	(0.2)	$667,586
Currency	2,396,944	2.6	(3,962)	(0.0	)*	191,700	0.2		(76,838)	(0.1)	2,507,844
Financial	560,237	0.6	(31,749)	(0.0	)*	29,494	0.0	*	(113,327)	(0.1)	444,655
Food & Fiber	902,002	1.0	(1,593)	(0.0	)*	—	—		—	—	900,409
Indices	762,166	0.8	(339,028)	(0.4)		61,638	0.1		(8,315)	(0.0)*	476,461
Metals	3,486,182	3.7	(28,851)	(0.0	)*	—	—		(1,392,238)	(1.5)	2,065,093
Energy	791,456	0.9	(96,149)	(0.1)		—	—		(102,401)	(0.1)	592,906
Livestock	340,330	0.4	(170)	(0.0	)*	—	—		—	—	340,160

Totals	$9,977,689	10.7	$(555,888)	(0.6)		$410,315	0.4		$(1,837,002)	(2.0)	$7,995,114

*	Due to rounding

Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	196	207	$1,603,144	$1,440,368

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	3,591	785
Financial	5,965	1,015
Food & Fiber	442	272
Indices	2,426	1,715
Metals	872	309
Energy	1,138	1,405
Livestock	189	85

Total	14,819	5,793

*	Based on quarterly holdings

Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	173	187	$1,896,542	$(2,119,850)

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,318	263
Financial	5,007	1,784
Food & Fiber	642	650
Indices	3,825	537
Metals	1,129	133
Energy	139	79
Livestock	1,396	943

Total	14,629	4,576

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Year Ended December 31, 2011
	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Net Trading Gain (Loss)
Foreign Exchange	$(441,511)	$(538,575)	$(980,086)
Currency	(3,878,505)	(2,071,860)	(5,950,365)
Financial	7,438,782	(412,516)	7,026,266
Food & Fiber	(1,921,994)	(804,012)	(2,726,006)
Indices	(7,045,520)	(332,946)	(7,378,466)
Metals	3,760,578	(1,798,280)	1,962,298
Livestock	(562,880)	(319,080)	(881,960)
Energy	2,572,387	(550,180)	2,022,207

Total net trading gain	$(78,663)	$(6,827,449)	$(6,906,112)

	For the Year Ended December 31, 2010
	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Net Trading Gain (Loss)
Foreign Exchange	$(2,128,246)	$1,523,322	$(604,924)
Currency	2,744,244	3,138,981	5,883,225
Financial	12,868,844	780,657	13,649,501
Food & Fiber	708,330	(160,053)	548,277
Indices	2,314,961	(1,675,425)	639,536
Metals	5,336,009	3,117,669	8,453,678
Livestock	(697,290)	410,720	(286,570)
Energy	(5,002,338)	176,850	(4,825,488)

Total net trading loss	$16,144,514	$7,312,721	$23,457,235

Superfund Green, L.P.—Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$129,634	$—	$129,634

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(87,311)	(87,311)

Futures contracts	Futures contracts purchased	42,325	—	42,325

Futures contracts	Futures contracts sold	349,440	—	349,440

Totals		$521,399	$(87,311)	$434,088

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$280,718	$—	$280,718

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(57,275)	(57,275)

Futures contracts	Futures contracts purchased	2,839,432	—	2,839,432

Futures contracts	Futures contracts sold	—	(445,767)	(445,767)

Totals		$3,120,150	$(503,042)	$2,617,108

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(149,986)	$(181,120)

Futures contracts	Net realized and unrealized loss on futures and forward contracts	(184,091)	(2,001,900)

Total		$(334,077)	$(2,183,020)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$(522,897)	$457,262

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	6,391,752	1,938,876

Total		$5,868,855	$2,396,138

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$7,369	0.0	*	$(24,481)	(0.1)	$122,265	0.4		$(62,830)	(0.2)	$42,323
Currency	77,234	0.2		(2,408)	(0.0)*	98,600	0.3		(5,057)	(0.0)*	168,369
Financial	47,673	0.1		(38,291)	(0.1)	—	—		—	—	9,382
Food & Fiber	25,776	0.1		(1,563)	(0.0)*	79,767	0.2		(66,801)	(0.2)	37,179
Indices	17,854	0.1		(1,435)	(0.0)*	75,259	0.2		(33,066)	(0.1)	58,612
Metals	—	—		(28,975)	(0.1)	167,018	0.5		(39,800)	(0.1)	98,243
Energy	30	(0.0	)*	(53,570)	(0.2)	70,100	0.2		(4,860)	(0.0)*	11,700
Livestock	—	—		—	—	17,370	0.0	*	(9,090)	(0.0)*	8,280

Totals	$175,936	0.5		$(150,723)	(0.5)	$630,379	1.8		$(221,504)	(0.6)	$434,088

*	Due to rounding

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$239,419	0.6	$(21,762)	(0.0	)*	$41,299	0.1		$(35,513)	(0.1)	$223,443
Currency	787,461	2.0	(1,324)	(0.0	)*	63,900	0.2		(25,144)	(0.1)	824,893
Financial	189,781	0.5	(10,306)	(0.0	)*	5,112	0.0	*	(37,787)	(0.1)	146,800
Food & Fiber	290,036	0.8	(567)	(0.0	)*	—	—		—	—	289,469
Indices	236,418	0.6	(110,787)	(0.3)		27,165	0.1		(4,035)	(0.0)*	148,761
Metals	1,148,734	3.0	(9,803)	(0.0	)*	—	—		(444,188)	(1.2)	694,743
Energy	241,741	0.6	(31,572)	(0.1)		—	—		(30,790)	(0.1)	179,379
Livestock	109,680	0.3	(60)	(0.0	)*	—	—		—	—	109,620

Totals	$3,243,270	8.4	$(186,181)	(0.4)		$137,476	0.4		$(577,457)	(1.6)	$2,617,108

*	Due to rounding

Series A average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	75	81	$421,962	$358,827

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,098	207
Financial	1,769	394
Food & Fiber	149	70
Indices	829	502
Metals	262	107
Energy	314	426
Livestock	57	24

Totals	4,553	1,811

*	Based on quarterly holdings

Series A average* contract volume by market sector for the Year Ended December 31, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	77	82	$559,181	$(609,048)

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	744	86
Financial	1,480	622
Food & Fiber	217	197
Indices	1,289	159
Metals	355	42
Energy	434	305
Livestock	45	25

Totals	4,641	1,518

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Year Ended December 31, 2011
	Net Realized Gain (Loss)	Change in Net Unrealized Loss	Net Trading Gain (Loss)
Foreign Exchange	$(149,986)	$(181,120)	$(331,106)
Currency	(1,590,241)	(656,524)	(2,246,765)
Financial	2,439,482	(137,418)	2,302,064
Food & Fiber	(694,402)	(252,290)	(946,692)
Indices	(2,176,386)	(90,149)	(2,266,535)
Metals	1,374,483	(596,500)	777,983
Livestock	(206,600)	(101,340)	(307,940)
Energy	669,573	(167,679)	501,894

Total net trading gain	$(334,077)	$(2,183,020)	$(2,517,097)

	For the Year Ended December 31, 2010
	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Net Trading Gain (Loss)
Foreign Exchange	$(522,897)	$457,262	$(65,635)
Currency	1,096,391	1,001,488	2,097,879
Financial	4,048,496	224,227	4,272,723
Food & Fiber	176,523	(5,505)	171,018
Indices	792,597	(448,785)	343,812
Metals	1,881,266	978,538	2,859,804
Livestock	(212,180)	129,680	(82,500)
Energy	(1,391,341)	59,233	(1,332,108)

Total net trading loss	$5,868,855	$2,396,138	$8,264,993

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$242,377	$—	$242,377

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(155,689)	(155,689)

Futures contracts	Futures contracts purchased	72,548	—	72,548

Futures contracts	Futures contracts sold	574,341	—	574,341

Totals		$889,266	$(155,689)	$733,577

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$585,137	$—	$585,137

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(140,994)	(140,994)

Futures contracts	Futures contracts purchased	5,898,383	—	5,898,383

Futures contracts	Futures contracts sold	—	(964,520)	(964,520)

Totals		$6,483,520	$(1,105,514)	$5,378,006

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized loss on futures and forward contracts	$(291,525)	$(357,454)

Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	546,939	(4,286,975)

Total		$255,414	$(4,644,429)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$(1,605,349)	$1,066,060

Futures contracts	Realized and unrealized gain on futures and forward contracts	11,881,008	3,850,523

Total		$10,275,659	$4,916,583

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$9,682	0.0	*	$(47,627)	(0.1)	$232,695	0.7		$(108,062)	(0.4)	$86,688
Currency	120,512	0.4		(3,690)	(0.0)*	161,694	0.5		(10,901)	(0.0)*	267,615
Financial	83,224	0.3		(60,467)	(0.2)	—	—		—	—	22,757
Food & Fiber	40,788	0.1		(4,125)	(0.0)*	136,592	0.4		(114,037)	(0.4)	59,218
Indices	31,663	0.1		(2,709)	(0.0)*	112,861	0.4		(56,912)	(0.2)	84,903
Metals	—	—		(50,754)	(0.2)	285,206	0.9		(65,882)	(0.2)	168,570
Energy	255	(0.0	)*	(82,149)	(0.3)	112,920	0.3		—	—	31,026
Livestock	—	—		—	—	26,490	0.0	*	(13,690)	(0.0)*	12,800

Totals	$286,124	0.9		$(251,521)	(0.8)	$1,068,458	3.2		$(369,484)	(1.2)	$733,577

*	Due to rounding

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$498,953	0.9	$(32,624)	(0.1)		$86,184	0.2		$(108,370)	(0.2)	$444,143
Currency	1,609,483	2.9	(2,638)	(0.0	)*	127,800	0.2		(51,694)	(0.1)	1,682,951
Financial	370,456	0.6	(21,443)	(0.0	)*	24,382	0.0	*	(75,540)	(0.1)	297,855
Food & Fiber	611,966	1.1	(1,026)	(0.0	)*	—	—		—	—	610,940
Indices	525,748	0.9	(228,241)	(0.4)		34,473	0.1		(4,280)	(0.0)*	327,700
Metals	2,337,448	4.3	(19,048)	(0.0	)*	—	—		(948,050)	(1.7)	1,370,350
Energy	549,715	1.0	(64,577)	(0.1)		—	—		(71,611)	(0.1)	413,527
Livestock	230,650	0.4	(110)	(0.0	)*	—	—		—	—	230,540

Totals	$6,734,419	12.1	$(369,707)	(0.6)		$272,839	0.5		$(1,259,545)	(2.2)	$5,378,006

*	Due to rounding

Series B average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	121	126	$1,181,182	$1,081,541

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,493	578
Financial	4,196	621
Food & Fiber	293	202
Indices	1,597	1,213
Metals	610	202
Livestock	132	61
Energy	824	979

Totals	10,266	3,982

*	Based on quarterly holdings

Series B average contract volume by market sector for the Year Ended December 31, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	96	105	$1,337,361	$(1,510,802)

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,574	177
Financial	3,527	1,162
Food & Fiber	425	453
Indices	2,536	378
Metals	774	91
Livestock	94	54
Energy	962	638

Totals	9,988	3,058

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Year Ended December 31, 2011
	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Net Trading Gain (Loss)
Foreign Exchange	$(291,525)	$(357,455)	$(648,980)
Currency	(2,288,264)	(1,415,336)	(3,703,600)
Financial	4,999,300	(275,098)	4,724,202
Food & Fiber	(1,227,592)	(551,722)	(1,779,314)
Indices	(4,869,134)	(242,797)	(5,111,931)
Metals	2,386,095	(1,201,780)	1,184,315
Livestock	(356,280)	(217,740)	(574,020)
Energy	1,902,814	(382,501)	1,520,313

Total net trading gain	$255,414	$(4,644,429)	$(4,389,015)

	For the Year Ended December 31, 2010
	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Net Trading Gain (Loss)
Foreign Exchange	$(1,605,349)	$1,066,060	$(539,289)
Currency	1,647,853	2,137,493	3,785,346
Financial	8,820,348	556,430	9,376,778
Food & Fiber	531,807	(154,548)	377,259
Indices	1,522,364	(1,226,640)	295,724
Metals	3,454,743	2,139,131	5,593,874
Livestock	(485,110)	281,040	(204,070)
Energy	(3,610,997)	117,617	(3,493,380)

Total net trading gain	$10,275,659	$4,916,583	$15,192,242

(4)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2011, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. On October 31, 2011, MF Global reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by SIPC would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in the weeks prior to October 31, 2011 and began reducing the Fund’s exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global were reduced and steps were initiated to transfer all remaining positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. On November 21, 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, the General Partner caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall as of October 31, 2011. As of December 31, 2011 approximately $1.27 million of Series A assets were still on deposit in an account(s) at MF Global. These assets represented approximately 4.1% of Series A’s net asset value of approximately $30.88 million as of December 31, 2011. On October 31, 2011, Series A recorded a reserve that reduced the net asset value by $337,063 (or approximately $14.26 per Series A Unit) as of December 31, 2011. As of December 31, 2011 approximately $2.35 million of Series B assets were still on deposit in an account(s) at MF Global. These assets represent approximately 7.2% of Series B’s net asset value of approximately $32.55 million as of December 31, 2011. On October 31, 2011, Series B recorded a reserve that reduced the net asset value by $529,613 (or approximately $22.51 per Series B Unit) as of December 31, 2011. The General Partner does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund. However, because MF Global is still in the liquidation process as of today, further developments in the MF Global liquidation proceedings may have an impact on the ability of the Fund to:

•	satisfy redemption requests in the normal 20-day time period;

•	adequately value redemption requests in the ordinary timeframe;

•	accept new subscriptions and properly value the net asset value for new subscribers; and

•	provide for accurate valuation in the Fund’s account statements provided to Limited Partners.

There can be no assurances:

•	that the Fund will have immediate access to any or all of its assets in accounts held at MF Global; and

•	as to the amount or value of those assets in the context of the bankruptcy.

Future actions involving MF Global may impact the Fund’s ability to value the portion of its assets held at MF Global and/or delay the payment of a Limited Partner’s pro rata share of such assets upon redemption. The foregoing reserve is based upon available information. As additional information becomes available, additional reserves may be taken or prior reserves reversed. As a result, all Limited Partners will participate in any future reserves taken (resulting in decreases in the Fund’s net asset value) or any reversal of prior reserves (resulting in increases in the Fund’s net asset value) to the extent that such Limited Partner holds Units at the time that such reserve is taken or reversed.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum) of net assets, ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading, Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund. For the year ended December 31, 2011, rebated selling commissions amounted to $555,389 for Series A and $643,905 for Series B.

As of December 31, 2011, Superfund Capital Management owned 386.799 Units of Series A, representing 1.60% of the total issued Units of Series A, and 532.732 Units of Series B, representing 2.18% of the total issued Units of Series B, having a combined value of $1,245,854. Losses allocated to Units of Series A and Series B owned by Superfund Capital Management were $297,773 for the year ended December 31, 2011. Selling commissions over the 10% threshold in the amount of $7,003 were rebated to Superfund Capital Management during this period through the purchase of 4.511 Units of Series A. Superfund Capital Management did not make any other contributions to or withdrawals from either Series during this period. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets.

(7)	Financial Highlights

Financial highlights for the year ended December 31, 2011, are as follows:

	SERIES A		SERIES B
Total return*
Total return before incentive fees and MF Global reserve	(14.8)%		(20.3)%
Incentive fees	0.0		0.0
MF Global reserve	(0.9)%		(1.3)%

Total return after incentive fees	(15.7)%		(21.6)%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.5%		9.2%
Incentive fees	0.0		0.0
MF Global reserve	0.9%		1.1%

Total expenses	9.4%		10.3%

Net investment loss	(9.4	) %	(10.2	) %
Net asset value per unit, beginning of period	$1,550.72		$1,773.52
Net investment loss	(143.34)		(178.54)
Net loss on investments	(100.90)		(203.54)
Net asset value per unit, end of period	$1,306.48		$1,391.44

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(246.81)	$(337.97)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(244.24)	$(382.08)

Financial highlights for the year ended December 31, 2010, are as follows:

	SERIES A	SERIES B
Total return
Total return before incentive fees	14.5%	21.9%
Incentive fees	0.0	0.0

Total return after incentive fees	14.5%	21.9%

Ratio to average partners’ capital
Operating expenses before incentive fees	9.1%	10.1%
Incentive fees	0.0	0.5

Total expenses	9.1%	10.1%

Net investment loss	(9.0)%	(10.1)%
Net asset value per unit, beginning of period	$1,354.49	$1,454.64
Net investment loss	(122.46)	(145.97)
Net gain on investments	318.69	464.85

Net asset value per unit, end of period	$1,550.72	$1,773.52

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$196.01	$297.46

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$196.23	$318.88

(8)	Financial Instrument Risk

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $1,788,886 and $750,232, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $372,011 and $243,000, respectively, at December 31, 2011.

For Series A, gross unrealized gains and losses related to exchange traded futures were $676,681 and $284,916, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $129,634 and $87,311, respectively, at December 31, 2011.

For Series B, gross unrealized gains and losses related to exchange traded futures were $1,112,205 and $465,316, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $242,377 and $155,689, respectively, at December 31, 2011.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., and Rosenthal Collins Group, L.L.C. Prior to its insolvency, the Fund used MF Global, Inc. as one of its futures commission merchants. See Note 4 for MF Global discussion.

Superfund Capital Management monitors and attempts to control the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2011. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

(10) Indemnification

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these arrangements is dependent on future claims that may be made against the Fund, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

(11) Subsequent events

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2012.

SUPERFUND GREEN, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James

Nigel James
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Signature	Title with Superfund Capital Management	Date

/s/ Nigel James Nigel James	President (Principal Executive Officer)	March 29, 2012

/s/ Martin Schneider Martin Schneider	Vice President and Director (Principal Financial Officer)	March 29, 2012

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.01	Interactive Data File

The following exhibit is incorporated by reference herein from the exhibits of the same description and number filed on May 13, 2011, with Superfund Green, L.P.’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-162132).

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