Form 10-Q
period 2012-03-31
SUPERFUND GREEN, L.P.
filed 2012-05-15
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B are included in Item 1:

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
US Government securities, at fair value, (amortized cost $9,997,156 and $17,650,000 as of March 31, 2012 and December 31, 2011, respectively)	$9,997,156	$17,650,000

Due from brokers (net of reserve of $866,676 as of March 31, 2012 and December 31, 2011) (See Note 5)	26,930,008	46,453,083

Unrealized appreciation on open forward contracts	268,081	372,011

Futures contracts sold	628,451	923,781

Futures contracts purchased	—	114,873

Cash	18,678,681	989,356

Total assets	56,502,377	66,503,104

LIABILITIES
Unrealized depreciation on open forward contracts	409,202	243,000
Futures contracts purchased	636,526	—
Subscriptions received in advance	10,000	154,700
Redemptions payable	2,127,848	2,046,267
Management fees payable	85,635	213,322
Fees payable	148,800	416,117

Total liabilities	3,418,011	3,073,406

NET ASSETS	$53,084,366	$63,429,698

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2012

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 24, 2012 (amortized cost $9,997,156), securities are held in margin accounts as collateral for open futures and forwards	$10,000,000	18.8%	$9,997,156

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.5	268,081

Total unrealized appreciation on forward contracts		0.5	268,081

Unrealized depreciation on forward contracts
Currency		(0.8)	(409,202)

Total unrealized depreciation on forward contracts		(0.8)	(409,202)

Total forward contracts, at fair value		(0.3)%	$(141,121)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.2	103,382
Energy		(0.4)	(227,906)
Financial		0.2	107,946
Food & Fiber		(0.1)	(42,813)
Indices		0.2	132,681
Metals		(1.3)	(709,816)

Total futures contracts purchased		(1.2)	(636,526)

Futures contracts sold
Currency		(0.2)	(96,893)
Energy		0.0 *	17,400
Food & Fiber		(0.4)	(224,696)
Indices		0.2	119,975
Livestock		0.9	462,280
Metals		0.7	350,385

Total futures contracts sold		1.2	628,451

Total futures contracts, at fair value		0.0 *%	$(8,075)

Futures and forward contracts by country composition
Australia		0.1%	$37,398
Canada		(0.1)	(35,435)
European Monetary Union		(0.0)*	(14,819)
Great Britain		0.0 *	3,939
Japan		0.1	58,067
United States		(0.7)	(348,839)
Other		0.3	150,493

Total futures and forward contracts by country		(0.3)%	$(149,196)

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (cost $17,650,000), securities are held in margin accounts as collateral for open futures and forwards	$17,650,000	27.8%	$17,650,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	372,011

Total unrealized appreciation on forward contracts		0.6	372,011

Unrealized depreciation on forward contracts
Currency		(0.4)	(243,000)

Total unrealized depreciation on forward contracts		(0.4)	(243,000)

Total forward contracts, at fair value		0.2%	$129,011

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3	191,648
Energy		(0.2)	(135,434)
Financial
2 Year U.S. Treasury Note		0.0 *	8,297
Other		0.0 *	23,842
Total Financial		0.1	32,139
Food & Fiber		0.1	60,876
Indices		0.1	45,373
Metals		(0.1)	(79,729)

Total futures contracts purchased		0.2	114,873

Futures contracts sold
Currency		0.4	244,336
Energy		0.3	178,160
Food & Fiber		0.1	35,521
Indices		0.2	98,142
Livestock		0.0 *	21,080
Metals		0.5	346,542

Total futures contracts sold		1.5	923,781

Total futures contracts, at fair value		1.6%	$1,038,654

Futures and forward contracts by country composition
Australia		0.1%	$43,954
European Monetary Union		0.5	305,388
Great Britain		0.1	39,646
Japan		0.4	251,264
United States		0.8	480,241
Other		0.1	47,172

Total futures and forward contracts by country		1.8%	$1,167,665

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	0000000000000	0000000000000
	Three Months Ended March 31,
	2012	2011
Investment income
Interest income	$1,002	$20,045
Other income	1,865	—

Total income	2,867	20,045

Expenses
Management fees	280,977	927,426
Ongoing offering expenses	151,879	503,803
Operating expenses	22,782	428,936
Selling commission	607,514	231,857
Brokerage commissions	279,172	34,779
Other	5,331	18,720

Total expenses	1,347,655	2,145,521

Net investment loss	(1,344,788)	(2,125,476)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(2,129,914)	8,251,746
Net change in unrealized depreciation on futures and forward contracts	(1,316,861)	(6,083,599)

Net gain (loss) on investments	(3,446,775)	2,168,147

Net increase (decrease) in net assets from operations	$(4,791,563)	$42,671

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2012	2011
Increase (decrease) in net assets from operations
Net investment loss	$(1,344,788)	$(2,125,476)
Net realized gain (loss) on futures and forward contracts	(2,129,914)	8,251,746
Net change in unrealized depreciation on futures and forward contracts	(1,316,861)	(6,083,599)

Net increase (decrease) in net assets from operations	(4,791,563)	42,671

Capital share transactions
Issuance of Units	510,996	2,564,652
Redemption of Units	(6,064,765)	(6,630,177)

Net decrease in net assets from capital share transactions	(5,553,729)	(4,065,525)

Net decrease in net assets	(10,345,332)	(4,022,854)

Net assets, beginning of period	63,429,698	93,065,471

Net assets, end of period	$53,084,366	$89,042,617

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(4,791,563)	$42,671
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(9,998,028)	(36,645,497)
Sales and maturities of U.S. government securities	17,650,000	38,355,000
Amortization of discounts and premiums	872	(11,503)
(Increase) decrease in due from brokers	19,523,075	(4,750,599)
(Increase) decrease in unrealized appreciation on open forward contracts	103,930	(215,405)
Increase in futures contracts purchased	751,399	5,647,955
Increase in unrealized depreciation on open forward contracts	166,202	766,304
Increase (decrease) in futures contracts sold	295,330	(115,255)
Decrease in management fee	(127,687)	(5,783)
Decrease in fees payable	(267,317)	(25,321)

Net cash provided by operating activities	23,306,213	3,042,567

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	366,296	3,012,078
Redemptions, net of change in redemptions payable	(5,983,184)	(6,256,901)

Net cash used in financing activities	(5,616,888)	(3,244,823)

Net increase (decrease) in cash	17,689,325	(202,256)

Cash, beginning of period	989,356	2,069,942

Cash, end of period	$18,678,681	$1,867,686

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS

US Government securities, at fair value (amortized cost $4,698,663 and $8,300,000 as of March 31, 2012, and December 31, 2011, respectively)	$4,698,663	$8,300,000

Due from brokers (net of reserve of $337,063 as of March 31, 2012 and December 31, 2011) (See Note 5)	12,464,920	22,845,252

Unrealized appreciation on open forward contracts	107,805	129,634

Futures contracts sold	228,861	349,440

Futures contracts purchased	—	42,325

Cash	9,989,785	333,206

Total assets	27,490,034	31,999,857

LIABILITIES

Unrealized depreciation on open forward contracts	158,153	87,311

Futures contracts purchased	251,463	—

Subscriptions received in advance	—	64,000

Redemptions payable	857,027	674,637

Management fee	41,834	101,476

Fees payable	71,897	194,547

Total liabilities	1,380,374	1,121,971

NET ASSETS	$26,109,660	$30,877,886

Number of Units	21,507	23,634.331

Net asset value per Unit	$1,214.02	$1,306.48

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2012

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 24, 2012 (amortized cost $4,698,663), securities are held in margin accounts as collateral for open futures and forwards	$4,700,000	18.0%	$4,698,663

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	107,805

Total unrealized appreciation on forward contracts		0.4	107,805

Unrealized depreciation on forward contracts
Currency		(0.6)	(158,153)

Total unrealized depreciation on forward contracts		(0.6)	(158,153)

Total forward contracts, at fair value		(0.2)	(50,348)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.2	44,227
Energy		(0.4)	(94,143)
Financial		0.2	44,788
Food & Fiber		(0.1)	(18,174)
Indices		0.2	47,777
Metals		(1.1)	(275,938)

Total futures contracts purchased		(1.0)	(251,463)

Futures Contracts Sold
Currency		(0.1)	(37,866)
Energy		0.0 *	8,160
Food & Fiber		(0.4)	(100,348)
Indices		0.1	37,374
Livestock		0.7	177,790
Metals		0.6	143,751

Total futures contracts sold		0.9	228,861

Total futures contracts, at fair value		(0.3)%	$(22,602)

Futures and forward contracts by country composition
Australian		0.1	$14,670
Canada		(0.1)	(14,471)
European Monetary Union		(0.0)*	(5,011)
Great Britain		(0.0)*	(296)
Japan		0.1	22,970
United States		(0.6)	(140,801)
Other		0.2	49,989

Total futures and forward contracts by country		(0.3)%	$(72,950)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

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

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
Investment income
Interest income	614	8,823
Other income	$671	$—

Total income	1,285	8,823

Expenses
Management fees	136,587	176,809
Ongoing offering expenses	73,831	95,573
Operating expenses	11,075	14,336
Selling commission	295,322	382,289
Brokerage commissions	112,337	162,418
Other	2,732	6,780

Total expenses	631,884	838,205

Net investment loss	(630,599)	(829,382)

Realized and unrealized gain
(loss) on investments
Net realized gain (loss) on futures and forward contracts	(912,453)	2,495,194
Net change in unrealized depreciation on futures and forward contracts	(507,038)	(2,007,136)

Net gain (loss) on investments	(1,419,491)	488,058

Net decrease in net assets from operations	$(2,050,090)	$(341,324)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(90.27)	$(13.53)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(92.46)	$(13.80)

*	Weighted average number of Units outstanding for Series A for Three Months Ended March 31, 2012 and March 31, 2011: 22,711.90 and 25,233.37, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2012	2011
Increase (decrease) in net assets from operations
Net investment loss	$(630,599)	$(829,382)
Net realized gain (loss) on futures and forward contracts	(912,453)	2,495,194
Net change in unrealized depreciation on futures and forward contracts	(507,038)	(2,007,136)

Net decrease in net assets from operations	(2,050,090)	(341,324)

Capital share transactions
Issuance of Units	244,909	894,754
Redemption of Units	(2,963,045)	(1,969,480)

Net decrease in net assets from capital share transactions	(2,718,136)	(1,074,726)

Net decrease in net assets	(4,768,226)	(1,416,050)

Net assets, beginning of period	30,877,886	38,556,938

Net assets, end of period	$26,109,660	$37,140,888

Units, beginning of period	23,634.331	24,863.954
Issuance of Units	187.031	588.064
Redemption of Units	(2,314.538)	(1,286.185)

Units, end of period	21,506.824	24,165.833

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(2,050,090)	$(341,324)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(4,699,071)	(15,166,066)
Sales and maturities of U.S. government securities	8,300,000	16,070,000
Amortization of discounts and premiums	408	(4,815)
(Increase) decrease in due from brokers	10,380,332	(1,935,885)
(Increase) decrease in unrealized appreciation on open forward contracts	21,829	(51,573)
Increase in futures contracts purchased	293,788	1,864,602
Increase in unrealized depreciation on open forward contracts	70,842	234,027
Increase (decrease) in futures contracts sold	120,579	(39,920)
Decrease in management fee	(59,642)	(2,067)
Decrease in fees payable	(122,650)	(9,618)

Net cash provided by operating activities	12,256,325	617,361

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	180,909	1,221,390
Redemptions, net of change in redemptions payable	(2,780,655)	(1,887,107)

Net cash used in financing activities	(2,599,746)	(665,717)

Net increase (decrease) in cash	9,656,579	(48,356)

Cash, beginning of period	333,206	770,535

Cash, end of period	$9,989,785	$722,179

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS

US Government securities, at fair value, (amortized cost $5,298,493 and $9,350,000 as of March 31, 2012 and December 31, 2011, respectively)	$5,298,493	$9,350,000

Due from brokers (net of reserve of $529,613 as of March 31, 2012 and December 31, 2011) (See Note 5)	14,465,088	23,607,831

Unrealized appreciation on open forward contracts	160,276	242,377

Futures contracts sold	399,590	574,341

Futures contracts purchased	—	72,548

Cash	8,688,896	656,150

Total assets	29,012,343	34,503,247

LIABILITIES

Unrealized depreciation on open forward contracts	251,049	155,689

Futures contracts purchased	385,063	—

Subscriptions received in advance	10,000	90,700

Redemptions payable	1,270,821	1,371,630

Management fee payable	43,801	111,846

Fees payable	76,903	221,570

Total liabilities	2,037,637	1,951,435

NET ASSETS	$26,974,706	$32,551,812

Number of Units	21,273.939	23,394.345

Net asset value per Unit	$1,267.97	$1,391.44

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2012

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 24, 2012 (amortized cost $5,298,493), securities are held in margin accounts as collateral for open futures and forwards	$5,300,000	19.6%	$5,298,493

Forward contracts, at fair value
Unrealized appreciation on forward contracts		0.6	160,276

Currency
Total unrealized appreciation on forward contracts		0.6	160,276

Unrealized depreciation on forward contracts		(0.9)	(251,049)

Currency
Total unrealized depreciation on forward contracts		(0.9)	(251,049)

Total forward contracts, at fair value		(0.3)%	$(90,773)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.2%	$59,155
Energy		(0.5)	(133,763)
Financial		0.2	63,158
Food & Fiber		(0.1)	(24,639)
Indices		0.3	84,904
Metals		(1.6)	(433,878)

Total futures contracts purchased		(1.5)	(385,063)

Futures contracts sold
Currency		(0.2)	(59,027)
Energy		0.0 *	9,240
Food & Fiber		(0.5)	(124,348)
Indices		0.3	82,601
Livestock		1.1	284,490
Metals		0.8	206,634

Total futures contracts sold		1.5	399,590

Total futures contracts, at fair value		0.0 *%	$14,527

Futures and forward contracts by country composition
Australia		0.1%	$22,728
Canada		(0.1)	(20,964)
European Monetary Union		(0.0)*	(9,808)
Great Britain		0.0 *	4,235
Japan		0.1	35,097
United States		(0.8)	(208,038)
Other		0.4	100,504

Total futures and forward contracts by country		(0.3)%	$(76,246)

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

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

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
Investment income
Interest income	388	11,222
Other income	$1,194	$—

Total income	1,582	11,222

Expenses
Management fees	144,390	252,127
Ongoing offering expenses	78,048	136,284
Operating expenses	11,707	20,443
Selling commission	312,192	545,137
Brokerage commissions	166,835	341,385
Other	2,599	11,940

Total expenses	715,771	1,307,316

Net investment loss	(714,189)	(1,296,094)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(1,217,461)	5,756,552
Net change in unrealized depreciation on futures and forward contracts	(809,823)	(4,076,463)

Net gain (loss) on investments	(2,027,284)	1,680,089

Net increase (decrease) in net assets from operations	$(2,741,473)	$383,995

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(121.61)	$12.30

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(123.47)	$13.25

*	Weighted average number of Units outstanding for Series B for Three Months Ended March 31, 2012 and March 31, 2011: 22,543.47 and 31,210.46, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2012	2011
Increase (decrease) in net assets from operations
Net investment loss	$(714,189)	$(1,296,094)
Net realized gain (loss) on futures and forward contracts	(1,217,461)	5,756,552
Net change in unrealized depreciation on futures and forward contracts	(809,823)	(4,076,463)

Net increase (decrease) in net assets from operations	(2,741,473)	383,995

Capital share transactions
Issuance of Units	266,087	1,669,898
Redemption of Units	(3,101,720)	(4,660,697)

Net decrease in net assets from capital share transactions	(2,835,633)	(2,990,799)

Net decrease in net assets	(5,577,106)	(2,606,804)

Net assets, beginning of period	32,551,812	54,508,533

Net assets, end of period	$26,974,706	$51,901,729

Units, beginning of period	23,394.345	30,734.730
Issuance of Units	190.470	952.148
Redemption of Units	(2,310.876)	(2,639.053)

Units, end of period	21,273.939	29,047.825

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(2,741,473)	$383,995
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(5,298,957)	(21,479,431)
Sales and maturities of U.S. government securities	9,350,000	22,285,000
Amortization of discounts and premiums	464	(6,688)
(Increase) decrease in due from brokers	9,142,743	(2,814,714)
(Increase) decrease in unrealized appreciation on open forward contracts	82,101	(163,832)
Increase in futures contracts purchased	457,611	3,783,353
Increase in unrealized depreciation on open forward contracts	95,360	532,277
Increase (decrease) in futures contracts sold	174,751	(75,335)
Decrease in management fee	(68,045)	(3,716)
Decrease in fees payable	(144,667)	(15,703)

Net cash provided by operating activities	11,049,888	2,425,206

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	185,387	1,790,688
Redemptions, net of change in redemptions payable	(3,202,529)	(4,369,794)

Net cash used in financing activities	(3,017,142)	(2,579,106)

Net increase (decrease) in cash	8,032,746	(153,900)
Cash, beginning of period	656,150	1,299,407

Cash, end of period	$8,688,896	$1,145,507

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

SUPERFUND GREEN, L.P.

1. Nature of operations

Organization and Business

Superfund Green, L.P. (the “Fund”), a Delaware limited partnership, commenced operations on November 5, 2002. The Fund was organized to trade speculatively in the United States (“U.S.”) and international commodity futures and forward markets using a fully-automated computerized trading system. The Fund has issued two classes of units (“Units”), Series A and Series B (each, a “Series”). The two Series are traded and managed the same way except for the degree of leverage.

The term of the Fund shall continue until December 31, 2050, unless terminated earlier by the Fund’s general partner, Superfund Capital Management, Inc. (“Superfund Capital Management”) or by operation of law or a decline in the aggregate net assets of such Series to less than $500,000.

2. Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Superfund Capital Management has evaluated the application of ASC Topic 740, Income Taxes (“ASC 740”), to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2008 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. The Fund adopted ASU 2011-04 as of January 1, 2012. The adoption of the provisions of ASU 2011-4 has not had a material impact on the Fund’s financial statement disclosures.

3. Fair Value Measurements

The Fund follows ASC 820, Fair Value Measurements and Disclosures, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended March 31, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2012 and December 31, 2011:

Superfund Green, L.P.

	Balance March 31, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,997,156	$—	$9,997,156	$—
Unrealized appreciation on open forward contracts	268,081	—	268,081	—
Futures contracts sold	1,235,487	1,235,487	—	—
Futures contracts purchased	810,971	810,971	—	—

Total Assets Measured at Fair Value	$12,311,695	$2,046,458	$10,265,237	$—

LIABILITIES
Futures contracts sold	$607,036	$607,036	$—	$—
Futures contracts purchased	1,447,497	1,447,497	—	—
Unrealized depreciation on open forward contracts	409,202	—	409,202	—

Total Liabilities Measured at Fair Value	$2,463,735	$2,054,533	$409,202	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$17,650,000	$—	$17,650,000	$—
Unrealized appreciation on open forward contracts	372,011	—	372,011	—
Futures contracts sold	923,781	923,781	—	—
Futures contracts purchased	114,873	114,873	—	—

Total Assets Measured at Fair Value	$19,060,665	$1,038,654	$18,022,011	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$243,000	$—	$243,000	$—

Total Liabilities Measured at Fair Value	$243,000	$—	$243,000	$—

Superfund Green, L.P.—Series A

	Balance March 31, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,698,663	$—	$4,698,663	$—
Unrealized appreciation on open forward contracts	107,805	—	107,805	—
Futures contracts sold	476,546	476,546	—	—
Futures contracts purchased	329,950	329,950	—	—

Total Assets Measured at Fair Value	$5,612,964	$806,496	$4,806,468	$—

LIABILITIES
Futures contracts sold	$247,685	$247,685	$—	$—
Futures contracts purchased	581,413	581,413	—	—
Unrealized depreciation on open forward contracts	158,153	—	158,153	—

Total Liabilities Measured at Fair Value	$987,251	$829,098	$158,153	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$8,300,000	$—	$8,300,000	$—
Unrealized appreciation on open forward contracts	129,634	—	129,634	—
Futures contracts sold	349,440	349,440	—	—
Futures contracts purchased	42,325	42,325	—	—

Total Assets Measured at Fair Value	$8,821,399	$391,765	$8,429,634	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$87,311	$—	$87,311	$—

Total Liabilities Measured at Fair Value	$87,311	$ ___—	$87,311	$—

Superfund Green, L.P.—Series B

	Balance March 31, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$5,298,493	$—	$5,298,493	$—
Unrealized appreciation on open forward contracts	160,276	—	160,276	—
Futures contracts sold	758,941	758,941	—	—
Futures contracts purchased	481,021	481,021	—	—

Total Assets Measured at Fair Value	$6,698,731	$1,239,962	$5,458,769	$—

LIABILITIES
Futures contracts sold	$359,351	359,351	$—	$—
Futures contracts purchased	866,084	866,084	—	—
Unrealized depreciation on open forward contracts	251,049	—	251,049	—

Total Liabilities Measured at Fair Value	$1,476,484	$1,225,435	$251,049	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,350,000	$—	$9,350,000	$—
Unrealized appreciation on open forward contracts	242,377	—	242,377	—
Futures contracts sold	574,341	574,341	—	—
Futures contracts purchased	72,548	72,548	—	—

Total Assets Measured at Fair Value	$10,239,266	$646,889	$9,592,377	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$155,689	$—	$155,689	$—

Total Liabilities Measured at Fair Value	$155,689	$—	$155,689	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2012	Liability Derivatives at March 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$268,081	$—	$268,081
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(409,202)	(409,202)
Futures contracts	Futures contracts purchased	810,971	(1,447,497)	(636,526)
Futures contracts	Futures contracts sold	1,235,487	(607,036)	628,451

Totals		$2,314,539	$(2,463,735)	$(149,196)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$372,011	$—	$372,011
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(243,000)	(243,000)
Futures contracts	Futures contracts purchased	114,873	—	114,873
Futures contracts	Futures contracts sold	923,781	—	923,781

Totals		$1,410,665	$(243,000)	$1,167,665

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$92,368	$(270,134)
Futures contracts	Realized and unrealized loss on futures and forward contracts	(2,222,282)	(1,046,727)

Total		$(2,129,914)	$(1,316,861)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$298,722	$(550,899)
Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	7,953,024	(5,532,700)

Total		$8,251,746	$(6,083,599)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$31,116	0.1		$(243,930)	(0.5)	$236,965	0.4		$(165,272)	(0.3)	$(141,121)
Currency	202,156	0.4		(98,774)	(0.2)	34,092	0.1		(130,985)	(0.2)	6,489
Financial	152,517	0.3		(44,571)	(0.1)	—	—		—	—	107,946
Food & Fiber	32,050	0.1		(74,863)	(0.1)	86,600	0.2		(311,296)	(0.6)	(267,509)
Indices	330,741	0.6		(198,060)	(0.4)	175,059	0.3		(55,084)	(0.1)	252,656
Metals	56,627	0.1		(766,443)	(1.4)	460,057	0.9		(109,672)	(0.2)	(359,431)
Energy	36,880	0.1		(264,786)	(0.5)	17,400	0.0	*	—	—	(210,506)
Livestock	—	0.0	*	—	—	462,280	0.9		—	—	462,280

Totals	$842,087	1.6		$(1,694,427)	(3.2)	$1,472,453	2.8		$(772,309)	(1.4)	$(149,196)

*	Due to rounding

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$17,051	0.0	*	$(72,108)	(0.1)	$354,960	0.6	$(170,892)	(0.3)	$129,011
Currency	197,746	0.3		(6,098)	(0.0)*	260,294	0.4	(15,958)	(0.0)*	435,984
Financial	130,897	0.1		(98,758)	(0.2)	—	—	—	—	32,139
Food & Fiber	66,564	0.1		(5,688)	(0.0)*	216,359	0.3	(180,838)	(0.3)	96,397
Indices	49,517	0.1		(4,144)	(0.0)*	188,120	0.3	(89,978)	(0.1)	143,515
Metals	—	—		(79,729)	(0.1)	452,224	0.7	(105,682)	(0.2)	266,813
Energy	285	0.0	*	(135,719)	(0.2)	183,020	0.3	(4,860)	(0.0)*	42,726
Livestock	—	—		—	—	43,860	0.1	(22,780)	(0.0)*	21,080

Totals	$462,060	0.6		$(402,244)	(0.6)	$1,698,837	2.7	$(590,988)	(0.9)	$1,167,665

*	Due to rounding

Superfund Green, L.P. average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	160	99	$1,294,358	$1,174,224

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,608	929
Financial	3,476	636
Food & Fiber	321	382
Indices	1,461	712
Metals	1,361	266
Energy	72	239
Livestock	936	276

Total	9,395	3,539

*	Based on quarterly holdings

Superfund Green, L.P. average* contract volume by market sector for the three months ended March 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	276	186	$1,356,841	$1,217,946

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	4,292	174
Financial	6,732	1,821
Food & Fiber	300	13
Indices	3,716	1,633

Metals	1,234	295
Energy	301	0
Livestock	1,589	1,140

Total	18,441	5,262

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$92,368	$(270,134)	$(177,766)
Currency	(2,199,877)	(429,495)	(2,629,372)
Financial	(1,539,652)	75,807	(1,463,845)
Food & Fiber	(978,538)	(363,905)	(1,342,443)
Indices	(182,180)	109,142	(73,038)
Metals	(140,169)	(626,246)	(766,415)
Livestock	(128,284)	441,200	312,916
Energy	2,946,418	(253,230)	2,693,188

Total net trading losses	$(2,129,914)	$(1,316,861)	$(3,446,775)

	For the Three Months Ended March 31, 2011
	Net Realized Gain (Losses)	Change in Net Unrealized Losses	Net Trading Gains (Losses)
Foreign Exchange	$298,722	$(550,899)	$(252,177)
Currency	1,409,990	(1,509,230)	(99,240)
Financial	(1,911,340)	(514,134)	(2,425,474)
Food & Fiber	766,470	(885,436)	(118,966)
Indices	(727,490)	(467,542)	(1,195,032)
Metals	1,826,873	(1,853,292)	(26,419)
Livestock	506,630	(47,600)	459,030
Energy	6,081,891	(255,466)	5,826,425

Total net trading gains (losses)	$8,251,746	$(6,083,599)	$2,168,147

Superfund Green, L.P.—Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2012	Liability Derivatives at March 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$107,805	$—	$107,805

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(158,153)	(158,153)

Futures contracts	Futures contracts purchased	329,950	(581,413)	(251,463)

Futures contracts	Futures contracts sold	476,546	(247,685)	228,861

Totals		$914,301	$(987,251)	$(72,950)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$129,634	$—	$129,634

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(87,311)	(87,311)

Futures contracts	Futures contracts purchased	42,325	—	42,325

Futures contracts	Futures contracts sold	349,440	—	349,440

Totals		$521,399	$(87,311)	$434,088

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$27,182	$(92,672)

Futures contracts	Realized and unrealized loss on futures and forward contracts	(939,635)	(414,366)

Total		$(912,453)	$(507,038)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$96,792	$(182,455)

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	2,398,402	(1,824,681)

Total		$$2,495,194	$(2,007,136)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$13,104	0.1		$(91,626)	(0.4)	$94,701	0.4		$(66,527)	(0.3)	$(50,348)
Currency	83,681	0.4		(39,454)	(0.2)	13,951	0.1		(51,817)	(0.2)	6,361
6,361Financial	63,547	0.2		(18,759)	(0.0)*	—	—		—	—	44,788
Food & Fiber	12,840	0.1		(31,014)	(0.1)	29,192	0.1		(129,540)	(0.5)	(118,522)
Indices	131,286	0.5		(83,509)	(0.3)	59,998	0.2		(22,624)	(0.1)	85,151
Metals	25,421	0.1		(301,359)	(1.2)	187,455	0.7		(43,704)	(0.1)	(132,187)
Energy	13,175	0.0	*	(107,318)	(0.4)	8,160	0.0	*	—	—	(85,983)
Livestock	—	—		—	—	177,790	0.7		—	—	177,790

Totals	$343,054	1.3		$(673,039)	(2.6)	$571,247	2.2		$(314,212)	(1.2)	$(72,950)

*	Due to rounding

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$7,369	0.0	*	$(24,481)	(0.1)	$122,265	0.4		$(62,830)	(0.2)	$42,323
Currency	77,234	0.2		(2,408)	(0.0)*	98,600	0.3		(5,057)	(0.0)*	168,369
Financial	47,673	0.1		(38,291)	(0.1)	—	—		—	—	9,382
Food & Fiber	25,776	0.1		(1,563)	(0.0)*	79,767	0.2		(66,801)	(0.2)	37,179
Indices	17,854	0.1		(1,435)	(0.0)*	75,259	0.2		(33,066)	(0.1)	58,612
Metals	—	—		(28,975)	(0.1)	167,018	0.5		(39,800)	(0.1)	98,243
Energy	30	0.0	*	(53,570)	(0.2)	70,100	0.2		(4,860)	(0.0)*	11,700
Livestock	—	—		—	—	17,370	0.0	*	(9,090)	(0.0)*	8,280

Totals	$175,936	0.5		$(150,723)	(0.5)	$630,379	1.8		$(221,504)	(0.6)	$434,088

*	Due to rounding

Series A average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	75	47	$474,513	$429,754

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	659	383
Financial	1,397	240
Food & Fiber	130	152
Indices	579	288
Metals	554	103
Livestock	29	94
Energy	380	110

Totals	3,803	1,417

*	Based on quarterly holdings

Series A average* contract volume by market sector for the three months ended March 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	123	88	$401,376	$332,179

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,412	57
Financial	2,173	536
Food & Fiber	109	4
Indices	1,302	499
Metals	391	138
Livestock	95
Energy	486	374

Totals	6,091	1,696

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended March 31, 2012
	Net Realized Gain (Losses)	Change in Net Unrealized Gain (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$27,182	$(92,672)	$(65,490)
Currency	(923,845)	(162,007)	(1,085,852)
Financial	(623,614)	35,406	(588,208)
Food & Fiber	(394,315)	(155,701)	(550,016)
Indices	(59,412)	26,539	(32,873)
Metals	(70,445)	(230,431)	(300,876)
Livestock	(50,524)	169,510	118,986
Energy	1,182,520	(97,682)	1,084,838

Total net trading losses	$(912,453)	$(507,038)	$(1,419,491)

	For the Three Months Ended March 31, 2011
	Net Realized Gain (Losses)	Change in Net Unrealized Losses	Net Trading Gains (Losses)
Foreign Exchange	$96,792	$(182,455)	$(85,663)
Currency	461,955	(497,591)	(35,636)
Financial	(600,646)	(126,627)	(727,273)
Food & Fiber	243,842	(285,178)	(41,336)
Indices	(209,772)	(186,812)	(396,584)
Metals	613,621	(627,106)	(13,485)
Livestock	151,440	(2,860)	148,580
Energy	1,737,962	(98,507)	1,639,455

Total net trading gains (losses)	$2,495,194	$(2,007,136)	$488,058

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2012	Liability Derivatives at March 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$160,276	$—	$160,276

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(251,049)	(251,049)

Futures contracts	Futures contracts purchased	481,021	(866,084)	(385,063)

Futures contracts	Futures contracts sold	758,941	(359,351)	399,590

Totals		$1,400,238	$(1,476,484)	$(76,246)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$242,377	$—	$242,377

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(155,689)	(155,689)

Futures contracts	Futures contracts purchased	72,548	—	72,548

Futures contracts	Futures contracts sold	574,341	—	574,341

Totals		$889,266	$(155,689)	$733,577

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$65,186	$(177,462)

Futures contracts	Net realized and unrealized loss on futures and forward contracts	(1,282,647)	(632,361)

Total		$(1,217,461)	$(809,823)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2011:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$201,930	$(368,444)

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	5,554,622	(3,708,019)

Total		$5,756,552	$(4,076,463)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2012 and December 30, 2011:

	As of March 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$18,012	0.1	$(152,304)	(0.5)	$142,264	0.5		$(98,745)	(0.4)	$(90,773)
Currency	118,475	0.4	(59,320)	(0.2)	20,141	0.1		(79,168)	(0.3)	128
Financial	88,970	0.3	(25,812)	(0.1)	—	—		—	—	63,158
Food & Fiber	19,210	0.1	(43,849)	(0.2)	57,408	0.2		(181,756)	(0.7)	(148,987)
Indices	199,455	0.7	(114,551)	(0.4)	115,061	0.4		(32,460)	(0.1)	167,505
Metals	31,206	0.1	(465,084)	(1.7)	272,602	1.0		(65,968)	(0.2)	(227,244)
Energy	23,705	0.1	(157,468)	(0.6)	9,240	0.0	*	—	—	(124,523)
Livestock	—	—	—	—	284,490	1.1		—	—	284,490

Totals	$499,033	1.8	$(1,018,388)	(3.7)	$901,206	3.3		$(458,097)	(1.7)	$(76,246)

*	Due to rounding

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$9,682	0.0	*	$(47,627)	(0.1)	$232,695	0.7		$(108,062)	(0.4)	$86,688
Currency	120,512	0.4		(3,690)	(0.0)*	161,694	0.5		(10,901)	(0.0)*	267,615
Financial	83,224	0.3		(60,467)	(0.2)	—	—		—	—	22,757
Food & Fiber	40,788	0.1		(4,125)	(0.0)*	136,592	0.4		(114,037)	(0.4)	59,218
Indices	31,663	0.1		(2,709)	(0.0)*	112,861	0.4		(56,912)	(0.2)	84,903
Metals	—	—		(50,754)	(0.2)	285,206	0.9		(65,882)	(0.2)	168,570
Energy	255	0.0	*	(82,149)	(0.3)	112,920	0.3		—	—	31,026
Livestock	—	—		—	—	26,490	0.0	*	(13,690)	(0.0)*	12,800

Totals	$286,124	0.9		$(251,521)	(0.8)	$1,068,458	3.2		$(369,484)	(1.2)	$733,577

*	Due to rounding

Series B average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	85	52	$819,845	$744,470

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	949	546
Financial	2,079	396
Food & Fiber	191	230
Indices	882	424
Metals	807	163
Livestock	43	145
Energy	556	166

Totals	5,592	2,122

*	Based on quarterly holdings

Series B average* contract volume by market sector for the three months ended March 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	153	98	$955,465	$885,767

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,880	117
Financial	4,559	1,285
Food & Fiber	191	9
Indices	2,414	1,134
Metals	843	157
Livestock	206	—
Energy	1,103	766

Totals	12,349	3,566

*	Based on quarterly holdings

The Fund’s trading results by market sector:

	For the Three Months Ended March 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$65,186	$(177,462)	$(112,276)
Currency	(1,276,032)	(267,488)	(1,543,520)
Financial	(916,038)	40,401	(875,637)
Food & Fiber	(584,223)	(208,204)	(792,427)
Indices	(122,768)	82,603	(40,165)
Metals	(69,724)	(395,815)	(465,539)
Livestock	(77,760)	271,690	193,930
Energy	1,763,898	(155,548)	1,608,350

Total net trading losses	$(1,217,461)	$(809,823)	$(2,027,284)

	For the Three Months Ended March 31, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Losses	Net Trading Gains (Losses)
Foreign Exchange	$201,930	$(368,444)	$(166,514)
Currency	948,035	(1,011,639)	(63,604)
Financial	(1,310,694)	(387,507)	(1,698,201)
Food & Fiber	522,628	(600,258)	(77,630)
Indices	(517,718)	(280,730)	(798,448)
Metals	1,213,252	(1,226,186)	(12,934)
Livestock	355,190	(44,740)	310,450
Energy	4,343,929	(156,959)	4,186,970

Total net trading gains (losses)	$5,756,552	$(4,076,463)	$1,680,089

5. Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of March 31, 2012 and December 31, 2011, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. On October 31, 2011, MF Global reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in the weeks prior to October 31, 2011 and began reducing the Fund’s exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global were reduced and steps were initiated to transfer all remaining positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. In the fourth quarter of 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, Superfund Capital Management caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall. Series A recorded a reserve that reduced the net asset value by approximately $337,000 and Series B recorded a reserve that reduced the net asset value by approximately $529,000. As of March 31, 2012 approximately $902,600 of Series A assets were still on deposit in an account(s) at MF Global. These assets represented approximately 3.5% of Series A’s net asset value of approximately $26.11 million as of March 31, 2012. As of March 31, 2012 approximately $1.777 million of Series B assets were still on deposit in an account(s) at MF Global. These assets represent approximately 6.6% of Series B’s net asset value of approximately $26.97 million as of March 31, 2012. Through March 31, 2012, there has been no change to the Series A reserve, which represents approximately 1.3% of the net assets of Series A as of March 31, 2012 (or approximately $15.67 per Series A Unit). Through March 31, 2012, there has been no change to the Series B reserve, which represents approximately 2.0% of the net assets of Series B as of March 31, 2012 (or approximately $24.89 per Series B Unit). In December 2011 and January 2012, the Fund received distributions from the SIPC liquidation trustee of a portion of the Fund’s assets on deposit at MF Global. In total, Series A received approximately $288,300 in distributions and Series B received approximately $72,400. The receipt of these distributions has not impacted the reserves established on October 31, 2011. In April, the Court in the MF Global liquidation proceeding authorized the additional distribution of up to approximately $600 million of segregated customer assets and $50 million in secured customer assets. To date, the Fund has not received its portion of these distributions. Superfund Capital Management has concluded that receipt of the Fund’s estimated portion of these distributions will not have an impact on the reserves already taken, which continue to represent reasonable estimations of the potential exposure to MF Global. Superfund Capital Management does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund. However, because MF Global is still in the liquidation process, further developments in the MF Global liquidation proceedings may have an impact on the ability of the Fund to:

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

6. Allocation of net profits and losses

In accordance with the Fund’s Sixth Amended and Restated Limited Partnership Agreement, net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Subscriptions received in advance, if any, represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.

7. Related party transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, Inc. (“Superfund USA”), an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each Limited Partner on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund.

As of March 31, 2012, Superfund Capital Management owned 386.799 Units of Series A, representing 1.74% of the total issued Units of Series A, and 535.499 Units of Series B, representing 2.40% of the total issued Units of Series B, having a combined value of $1,148,578.40.

8. Financial highlights

Financial highlights for the period January 1 through March 31 are as follows:

	2012		2011
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(7.1)%	(8.9)%	(0.9)%	0.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(7.1)%	(8.9)%	(0.9)%	0.7%

Ratios to average partners’ capital**
Operating expenses before incentive fees	2.1%	2.3%	8.9%	9.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	2.1%	2.3%	8.9%	9.7%

Net investment loss	(2.1)%	(2.3)%	(8.8)%	(9.6)%

Net asset value per unit, beginning of period	$1,306.48	$1,391.44	$1,550.72	$1,773.52
Net investment loss	(27.48)	(31.38)	(33.19)	(41.85)
Net gain on investments	(64.98)	(92.09)	19.39	55.10

Net asset value per unit, end of period	$1,214.02	$1,267.97	$1,536.92	$1,786.77

Other per Unit information:

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(90.27)	$(121.61)	$(13.53)	$12.30

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(92.46)	$(123.47)	$(13.80)	$13.25

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $2,046,459 and $2,054,534, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $268,081 and $409,202, respectively, at March 31, 2012.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $806,496 and $829,098, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $107,805 and $158,153, respectively, at March 31, 2012.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $1,239,963 and $1,225,436, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $160,276 and $251,049, respectively, at March 31, 2012.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., and Rosenthal Collins Group, L.L.C. Prior to its insolvency, the Fund used MF Global, Inc. as one of its futures commission merchants. See Note 5 for additional discussion of MF Global.

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

The majority of these futures and forwards mature within one year of March 31, 2012. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

A Limited Partner may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which the redemption is to be effective. Redemptions will generally be paid within twenty days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. The Prospectus of the Fund dated May 8, 2012 included within the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-162132) provides if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.

11. Indemnification

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these arrangements is dependent on future claims that may be made against the Fund, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

12. Subsequent events

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2012, the Fund has accepted subscriptions totaling $510,996 and redemptions over the same period totaled $6,064,765. For the quarter ended March 31, 2012, subscriptions totaling $244,909 in Series A and $266,087 in Series B have been accepted and redemptions over the same period totaled $2,963,045 in Series A and $3,101,720 in Series B.

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

On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a SIPC-led liquidation proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. As of March 31, 2012 approximately $902,600 of Series A assets were still on deposit in an account(s) at MF Global. These assets represented approximately 3.5% of Series A’s net asset value of approximately $26.11 million as of March 31, 2012. As of March 31, 2012 approximately $1.777 million of Series B assets were still on deposit in an account(s) at MF Global. These assets represent approximately 6.6% of Series B’s net asset value of approximately $26.97 million as of March 31, 2012. There can be no assurance that all of the Fund’s assets currently held at MF Global will be returned to the Fund or the length of time it will take for such return.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012

Series A:

Net results for the quarter ended March 31, 2012, were a loss of 7.1% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $2,050,090. This decrease consisted of income of $1,285, trading losses of $1,419,491 and total expenses of $631,884. Expenses included $136,587 in management fees, $73,831 in ongoing offering expenses, $11,075 in operating expenses, $295,322 in selling commissions, $112,337 in brokerage commissions and $2,732 in other expenses. At March 31, 2012 and December 31, 2011, the net asset value per Unit of Series A was $1,214.02 and 1,306.48, respectively.

Series B:

Net results for the quarter ended March 31, 2012, were a loss of 8.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $2,741,473. This decrease consisted of income of $1,582, trading losses of $2,027,284 and total expenses of $715,771. Expenses included $144,390 in management fees, $78,048 in ongoing offering expenses, $11,707 in operating expenses, $312,192 in selling commissions, $166,835 in brokerage commissions and $2,599 in other expenses. At March 31, 2012 and December 31, 2011, the net asset value per Unit of Series B was $1,267.97 and 1,391.44 respectively.

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The United States (“U.S.”) economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone gross domestic product unexpectedly contracted as the region struggles to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Federal Reserve (the “Fed”) reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The European Central Bank (“ECB”) continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak gross domestic product (“GDP”), an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. Japanese Government Bonds (“JGB”) came under pressure as the Bank of Japan (“BOJ”) resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow Jones Industrial Average (the “Dow Jones”) (+1.2%) and the Standard and Poor 500 (the “S&P 500”) (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%), and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions.

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq Stock Market (the “Nasdaq”) hit 11-year highs and the Dow Jones closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. Chicago Board of Trade (“CBOT”) corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27th, injecting €530 billion of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in Bunds and 10-year Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed chairman Bernanke quelled hopes for QE3. Immediately prior to the plunge, gold and silver each hit multi-month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate Comex (+2.1%) and LME copper (+2.2%).

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. European Union (“EU”) negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. Nymex gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the United States, minutes from the Federal Open Market Committee of the Fed revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The European Central Bank, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the United Kingdom, the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish U.S. Department of Agriculture (“USDA”) figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in Nymex crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel.

For the first quarter of 2012, the most profitable market group overall was the energy sector while the greatest losses were attributable to positions in the currency sector.

Three Months Ended March 31, 2011

Series A:

Net results for the quarter ended March 31, 2011, were a loss of 0.89% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $341,324. This decrease consisted of interest income of $8,823, trading gains of $488,058 and total expenses of $838,205. Expenses included $176,809 in management fees, $95,573 in ongoing offering expenses, $14,336 in operating expenses, $382,289 in selling commissions, $162,418 in brokerage commissions and $6,780 in other expenses. At March 31, 2011 and December 31, 2010, the net asset value per Unit of Series A was $1,536.92 and 1,550.72, respectively.

Series B:

Net results for the quarter ended March 31, 2011, were a gain of 0.74% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $383,995. This increase consisted of interest income of $11,222, trading gains of $1,680,089 and total expenses of $1,307,316. Expenses included $252,127 in management fees, $136,284 in ongoing offering expenses, $20,443 in operating expenses, $545,137 in selling commissions, $341,385 in brokerage commissions and $11,940 in other expenses. At March 31, 2011 and December 31, 2010, the net asset value per Unit of Series B was $1,786.77 and 1,773.52 respectively.

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

In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after Consumer Price Index (“CPI”) readings showed that prices were increasing at a 4.0% annualized rate, the highest level since the fall of 2008. Meanwhile, central bankers in Peru,

Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in West Texas Intermediate (“WTI”) crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil, and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya, and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breech of the $4 British thermal unit level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month.

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

In the fourth quarter of 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, Superfund Capital Management caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall. Series A recorded a reserve that reduced the net asset value by approximately $337,000 and Series B recorded a reserve that reduced the net asset value by approximately $529,000. As of March 31, 2012 approximately $902,600 of Series A assets were still on deposit in an account(s) at MF Global. These assets represented approximately 3.5% of Series A’s net asset value of approximately $26.11 million as of March 31, 2012. As of March 31, 2012 approximately $1.777 million of Series B assets were still on deposit in an account(s) at MF Global. These assets represent approximately 6.6% of Series B’s net asset value of approximately $26.97 million as of March 31, 2012. Through March 31, 2012, there has been no change to the Series A reserve, which represents approximately 1.3% of the net assets of Series A as of March 31, 2012 (or approximately $15.67 per Series A Unit). Through March 31, 2012, there has been no change to the Series B reserve, which represents approximately 2.0% of the net assets of Series B as of March 31, 2012 (or approximately $24.89 per Series B Unit). In December 2011 and January 2012, the Fund received distributions from the SIPC liquidation trustee of a portion of the Fund’s assets on deposit at MF Global. In total, Series A received approximately $288,300 in distributions and Series B received approximately $72,400. The receipt of these distributions has not impacted the reserves established on October 31, 2011. In April, the Court in the MF Global liquidation proceeding authorized the additional distribution of up to approximately $600 million of segregated customer assets and $50 million in secured customer assets. To date, the Fund has not received its portion of these distributions. Superfund Capital Management has concluded that receipt of the Fund’s estimated portion of these distributions will not have an impact on the reserves already taken, which continue to represent reasonable estimations of the potential exposure to MF Global. Superfund Capital Management does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund. However, because MF Global is still in the liquidation process, further developments in the MF Global liquidation proceedings may have an impact on the ability of the Fund to:

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2012 and December 31, 2011.

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

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. The Fund adopted ASU 2011-04 as of January 1, 2012. The adoption of the provisions of ASU 2011-04 has not had a material impact on the Fund’s financial statement disclosures.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

The Rule 13a-14(a)/15d-14(a) certifications of the principal executive officer and the principal financial officer included as Exhibits 31.1 and 31.2, respectively, are certifying as to each Series individually, as well as the Fund as a whole.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no sales of unregistered securities during the quarter ended March 31, 2012.

(b) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2012:

Series A:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2012	829.504	1,303.85
February 28, 2012	770.502	1,316.24
March 31, 2012	714.532	1,214.02

	2,314.538

Series B:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2012	619.363	1,388.53
February 28, 2012	689.264	1,408.73
March 31, 2012	1,002.249	1,267.97

	2,310.876

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	SUPERFUND GREEN, L.P. (Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1