Form 10-Q
period 2012-06-30
SUPERFUND GREEN, L.P.
filed 2012-08-10
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. Series A and Superfund Green, L.P. Series B are included in Item 1:

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS

U.S. Government securities, at fair value
(amortized cost of $9,447,146 and $17,650,000 as of June 30, 2012 and December 31, 2011, respectively)	$9,447,146	$17,650,000

Due from brokers	24,291,579	46,453,083

Unrealized appreciation on open forward contracts	68,818	372,011

Futures contracts sold	—	923,781

Futures contracts purchased	504,818	114,873

Cash	18,467,757	989,356

Total assets	52,780,118	66,503,104

LIABILITIES

Unrealized depreciation on open forward contracts	465,415	243,000

Futures contracts sold	72,890	—

Subscriptions received in advance	10,000	154,700

Redemptions payable	820,967	2,046,267

Management fees payable	80,679	213,322

Other fees payable	118,259	416,117

Total liabilities	1,568,210	3,073,406

NET ASSETS	$51,211,908	$63,429,698

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2012

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 23, 2012 (amortized cost $9,447,146), securities are held in margin accounts as collateral for open futures and forwards	$9,450,000	18.4%	$9,447,146

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	68,818

Total unrealized appreciation on forward contracts		0.1	68,818

Unrealized depreciation on forward contracts
Currency		(0.9)	(465,415)

Total unrealized depreciation on forward contracts		(0.9)	(465,415)

Total forward contracts, at fair value		(0.8)%	$(396,597)

Futures Contracts Purchased
Currency		(0.1)%	(46,536)
Energy		0.1	71,759
Financial
10 Year U.S. Treasury Note		(0.0)*	188
5 Year U.S. Treasury Note		(0.0)*	(78)
Other		(0.0)*	(11,388)

Total Financial		(0.0)*	(11,278)
Food & Fiber		0.1	75,254
Indices		0.3	178,901
Metals		0.5	236,718

Total futures contracts purchased		1.0	504,818

Futures Contracts Sold
Currency		(0.2)	(112,382)
Energy		(0.1)	(49,057)
Financial
30 Year U.S. Treasury Bond		(0.1)	(37,842)
2 Year U.S. Treasury Note		(0.1)	(67,594)
Other		0.2	103,896

Total Financial		(0.0)*	(1,540)
Food & Fiber		(0.1)	(56,627)
Indices		(0.4)	(214,568)
Livestock		(0.1)	(58,750)
Metals		0.8	420,034

Total futures contracts sold		(0.1)	(72,890)

Total futures contracts, at fair value		0.8%	$431,928

Futures and forward contracts by country composition
Australia		(0.1)%	$(42,014)
Canada		(0.1)	(31,325)
European Monetary Union		(0.0)*	(9,411)
Great Britain		0.3	160,003
Japan		0.1	67,979
United States		(0.1)	(27,207)
Other		(0.2)	(82,694)

Total futures and forward contracts by country composition		0.1%	$35,331

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012
(amortized cost $17,650,000), securities are held in margin accounts as collateral for open futures and forwards	$17,650,000	27.8%	$17,650,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	372,011

Total unrealized appreciation on forward contracts		0.6	372,011

Unrealized depreciation on forward contracts
Currency		(0.4)	(243,000)

Total unrealized depreciation on forward contracts		(0.4)	(243,000)

Total forward contracts, at fair value		0.2%	$129,011

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%	$191,648
Energy		(0.2)	(135,434)
Financial
2 Year U.S. Treasury Note		0.0 *	8,297
Other		0.0 *	23,842

Total Financial		0.1	32,139
Food & Fiber		0.1	60,876
Indices		0.1	45,373
Metals		(0.1)	(79,729)

Total futures contracts purchased		0.2	114,873

Futures contracts sold
Currency		0.4	244,336
Energy		0.3	178,160
Food & Fiber		0.1	35,521
Indices		0.2	98,142
Livestock		0.0 *	21,080
Metals		0.5	346,542

Total futures contracts sold		1.5	923,781

Total futures contracts, at fair value		1.6%	$1,038,654

Futures and forward contracts by country composition
Australia		0.1%	$43,954
European Monetary Union		0.5	305,388
Great Britain		0.1	39,646
Japan		0.4	251,264
United States		0.8	480,241
Other		0.1	47,172

Total futures and forward contracts by country		1.8%	$1,167,665

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income	$4,792	$13,464	$5,794	$33,509
Other income	1	—	1,866	—

Total income	4,793	13,464	7,660	33,509

Expenses
Selling commission	556,044	929,324	1,163,558	1,856,750
Brokerage commissions	415,810	429,428	694,982	933,231
Management fee	257,169	429,814	538,146	858,750
Ongoing offering expenses	139,010	232,330	290,889	464,187
Operating expenses	20,852	34,850	43,634	69,629
Gain on MF Global	(8,417)	—	(8,417)	—
Other	5,197	14,962	10,528	33,682

Total expenses	1,385,665	2,070,708	2,733,320	4,216,229

Net investment loss	$(1,380,872)	$(2,057,244)	$(2,725,660)	$(4,182,720)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$3,815,511	$(247,888)	$1,685,597	$8,003,858
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	184,527	(446,506)	(1,132,334)	(6,530,105)

Net gain (loss) on investments	$4,000,038	$(694,394)	$553,263	$1,473,753

Net increase (decrease) in net assets from operations	$2,619,166	$(2,751,638)	$(2,172,397)	$(2,708,967)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2012	2011
Decrease in net assets from operations
Net investment loss	$(2,725,660)	$(4,182,720)
Net realized gain on futures and forward contracts	1,685,597	8,003,858
Net change in unrealized depreciation on futures and forward contracts	(1,132,334)	(6,530,105)

Net decrease in net assets from operations	(2,172,397)	(2,708,967)

Capital share transactions
Issuance of Units	946,592	5,710,429
Redemption of Units	(10,991,985)	(12,109,125)

Net decrease in net assets from capital share transactions	(10,045,393)	(6,398,696)

Net decrease in net assets	(12,217,790)	(9,107,663)

Net assets, beginning of period	63,429,698	93,065,471

Net assets, end of period	$51,211,908	$83,957,808

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(2,172,397)	$(2,708,967)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(19,446,037)	(72,446,760)
Sales and maturities of U.S. government securities	27,650,000	75,010,000
Amortization of discounts and premiums	(1,109)	(18,751)
Increase in due from brokers	22,161,504	1,478,058
Decrease in unrealized appreciation on open forward contracts	303,193	648,696
(Decrease) increase in futures contracts purchased	(389,945)	6,580,743
Increase in unrealized depreciation on open forward contracts	222,415	40,704
Increase (decrease) in futures contracts sold	996,671	(740,038)
Decrease in receivable from affiliate	—	(12,685)
Decrease in management fees payable	(132,643)	(15,468)
Decrease in fees payable	(297,858)	(44,598)

Net cash provided by operating activities	28,893,794	7,770,934

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	801,892	5,049,348
Redemptions, net of change in redemptions payable	(12,217,285)	(13,068,523)

Net cash used in financing activities	(11,415,393)	(8,019,175)

Net increase (decrease) in cash	17,478,401	(248,241)

Cash, beginning of period	989,356	2,069,942

Cash, end of period	$18,467,757	$1,821,701

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS

U.S. Government securities, at fair value (amortized cost of $4,348,686 and $8,300,000 as of June 30, 2012 and December 31, 2011, respectively)	$4,348,686	$8,300,000

Due from brokers	11,189,979	22,845,252

Unrealized appreciation on open forward contracts	21,098	129,634

Futures contracts sold	—	349,440

Futures contracts purchased	200,403	42,325

Cash	9,907,910	333,206

Total assets	25,668,076	31,999,857

LIABILITIES

Unrealized depreciation on open forward contracts	152,352	87,311

Futures contracts sold	6,108	—

Subscriptions received in advance	—	64,000

Redemptions payable	295,261	674,637

Management fees	39,405	101,476

Other fees payable	59,078	194,547

Total liabilities	552,204	1,121,971

NET ASSETS	$25,115,872	$30,877,886

Number of Units	19,876.092	23,634.331

Net asset value per Unit	$1,263.62	$1,306.48

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2012

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 23, 2012

(amortized cost $4,348,686), securities are held in margin accounts as collateral for open futures and forwards	$4,350,000	17.3%	$4,348,686

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	21,098

Total unrealized appreciation on forward contracts		0.1	21,098

Unrealized depreciation on forward contracts
Currency		(0.6)	(152,352)

Total unrealized depreciation on forward contracts		(0.6)	(152,352)

Total forward contracts, at fair value		(0.5)%	$(131,254)

Futures Contracts Purchased
Currency		(0.1)%	$(17,939)
Energy		0.1	24,506
Financial
10 Year U.S. Treasury Note		(0.0)*	(156)
5 Year U.S. Treasury Note		(0.0)*	8
Other		(0.0)*	(2,110)

Total Financial		(0.0)*	(2,258)
Food & Fiber		0.1	29,866
Indices		0.3	70,351
Metals		0.4	95,877

Total futures contracts purchased		0.8	200,403

Futures Contracts Sold
Currency		(0.2)	(42,718)
Energy		(0.1)	(15,642)
Financial
30 Year U.S. Treasury Bond		(0.0)*	(13,374)
2 Year U.S. Treasury Note		(0.1)	(27,000)
Other		0.1	40,226

Total Financial		(0.0)*	(148)
Food & Fiber		(0.1)	(21,456)
Indices		(0.3)	(64,413)
Livestock		(0.1)	(20,270)
Metals		0.6	158,539

Total futures contracts sold		(0.2)	(6,108)

Total futures contracts, at fair value		0.6%	$194,295

Futures and forward contracts by country composition
Australia		(0.2)%	$(17,397)
Canada		(0.0)*	(10,643)
European Monetary Union		(0.0)*	(3,749)
Great Britain		0.2	63,986
Japan		0.1	23,230
United States		0.0 *	16,979
Other		(0.0)*	(9,365)

Total futures and forward contracts by country composition		0.1%	$63,041

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012
(amortized cost $8,300,000), securities are held in margin accounts as collateral for open futures and forwards	$8,300,000	26.9%	$8,300,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	129,634

Total unrealized appreciation on forward contracts		0.4	129,634

Unrealized depreciation on forward contracts
Currency		(0.3)	(87,311)

Total unrealized depreciation on forward contracts		(0.3)	(87,311)

Total forward contracts, at fair value		0.1%	$42,323

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.2%	$74,826
Energy		(0.2)	(53,540)
Financial
2 Year U.S. Treasury Note		0.0 *	3,156
Other		0.0 *	6,226

Total Financial		0.0 *	9,382
Food & Fiber		0.1	24,213
Indices		0.1	16,419
Metals		(0.1)	(28,975)

Total futures contracts purchased		0.1	42,325

Futures Contracts Sold
Currency		0.3	93,543
Food & Fiber		0.0 *	12,966
Energy		0.2	65,240
Indices		0.1	42,193
Livestock		0.0 *	8,280
Metals		0.4	127,218

Total futures contracts sold		1.1	349,440

Total futures contracts, at fair value		1.2%	$391,765

Futures and forward contracts by country composition
Australian		0.1%	$17,684
European Monetary Union		0.3	114,090
Great Britain		0.1	16,951
Japan		0.2	89,702
United States		0.5	181,301
Other		0.1	14,360

Total futures and forward contracts by country		1.2%	$434,088

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income	$2,334	$5,856	$2,948	$14,679
Other income	1	—	672	—

Total income	2,335	5,856	3,620	14,679

Expenses
Selling commissions	269,451	389,214	564,773	771,503
Brokerage commissions	165,710	139,865	278,047	302,283
Management fees	124,620	180,012	261,207	356,821
Ongoing offering expenses	67,362	97,304	141,193	192,877
Operating expenses	10,104	14,596	21,179	28,932
Gain on MF Global	(41,517)	—	(41,517)	—
Other	2,916	5,570	5,648	12,350

Total expenses	598,646	826,561	1,230,530	1,664,766

Net investment loss	$(596,311)	$(820,705)	$(1,226,910)	$(1,650,087)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$1,573,488	$30,788	$661,035	$2,525,982
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	135,991	(119,516)	(371,047)	(2,126,652)

Net gain (loss) on investments	$1,709,479	$(88,728)	$289,988	$399,330

Net increase (decrease) in net assets from operations	$1,113,168	$(909,433)	$(936,922)	$(1,250,757)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$53.08	$(36.91)	$(43.13)	$(50.44)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$49.60	$(36.30)	$(42.86)	$(50.10)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series A for the Three Months Ended June 30, 2012 and June 30, 2011: 20,927.79 and 24,622.91, respectively; and for the Six Months Ended June 30, 2012 and June 30, 2011: 21,998.70 and 24,840.08, respectively.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2012	2011
Decrease in net assets from operations
Net investment loss	$(1,226,910)	$(1,650,087)
Net realized gain on futures and forward contracts	661,035	2,525,982
Net change in unrealized depreciation on futures and forward contracts	(371,047)	(2,126,652)

Net decrease in net assets from operations	(936,922)	(1,250,757)

Capital share transactions
Issuance of Units	532,859	2,499,909
Redemption of Units	(5,357,951)	(3,045,241)

Net decrease in net assets from capital share transactions	(4,825,092)	(545,332)

Net decrease in net assets	(5,762,014)	(1,796,089)

Net assets, beginning of period	30,877,886	38,556,938

Net assets, end of period	$25,115,872	$36,760,849

Units, beginning of period	23,634.331	24,863.954
Issuance of Units	420.288	1,603.857
Redemption of Units	(4,178.527)	(1,970.615)

Units, end of period	19,876.092	24,497.196

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(936,922)	$(1,250,757)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(9,048,159)	(30,034,521)
Sales and maturities of U.S. government securities	13,000,000	31,240,000
Amortization of discounts and premiums	(527)	(7,817)
Increase (decrease) in due from brokers	11,655,273	(627,576)
Decrease in unrealized appreciation on open forward contracts	108,536	215,087
(Decrease) increase in futures contracts purchased	(158,078)	2,119,980
Increase in unrealized depreciation on open forward contracts	65,041	19,041
Increase (decrease) in futures contracts sold	355,548	(227,456)
Decrease in management fees payable	(62,071)	(3,500)
Decrease in fees payable	(135,469)	(11,062)

Net cash provided by (used in) operating activities	14,843,172	1,431,419

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	468,859	2,526,353
Redemptions, net of change in redemptions payable	(5,737,327)	(3,596,851)

Net cash used in financing activities	(5,268,468)	(1,070,498)

Net increase in cash	9,574,704	360,921

Cash, beginning of period	333,206	770,535

Cash, end of period	$9,907,910	$1,131,456

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS

U.S. Government securities, at fair value (amortized cost of $5,098,460 and $9,350,000 as of June 30, 2012, and December 31, 2011, respectively)	$5,098,460	$9,350,000

Due from brokers	13,101,600	23,607,831

Unrealized appreciation on open forward contracts	47,720	242,377

Futures contracts sold	—	574,341

Futures contracts purchased	304,415	72,548

Cash	8,559,847	656,150

Total assets	27,112,042	34,503,247

LIABILITIES

Unrealized depreciation on open forward contracts	313,063	155,689

Futures contracts sold	66,782	—

Subscriptions received in advance	10,000	90,700

Redemptions payable	525,706	1,371,630

Management fees payable	41,274	111,846

Other fees payable	59,181	221,570

Total liabilities	1,016,006	1,951,435

NET ASSETS	$26,096,036	$32,551,812

Number of Units	19,552.674	23,394.345

Net asset value per Unit	$1,334.65	$1,391.44

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2012

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 23, 2012

(amortized cost $5,098,460), securities are held in margin accounts as collateral for open futures and forwards	$5,100,000	19.5%	$5,098,460

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.2	47,720

Total unrealized appreciation on forward contracts		0.2	47,720

Unrealized depreciation on forward contracts
Currency		(1.2)	(313,063)

Total unrealized depreciation on forward contracts		(1.2)	(313,063)

Total forward contracts, at fair value		(1.0)%	$(265,343)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.1)%	$(28,597)
Energy		0.2	47,253
Financial
10 Year U.S. Treasury Note		(0.0)*	344
5 Year U.S. Treasury Note		(0.0)*	(86)
Other		(0.0)*	(9,278)

Total Financial		(0.0)*	(9,020)
Food & Fiber		0.2	45,388
Indices		0.4	108,550
Metals		0.5	140,841

Total futures contracts purchased		1.2	304,415

Futures contracts sold
Currency		(0.3)	(69,664)
Energy		(0.1)	(33,415)
Financial
30 Year U.S. Treasury Bond		(0.1)	(24,468)
2 Year U.S. Treasury Note		(0.2)	(40,594)
Other		0.2	63,670

Total Financial		(0.0)*	(1,392)
Food & Fiber		(0.1)	(35,171)
Indices		(0.6)	(150,155)
Livestock		(0.1)	(38,480)
Metals		1.0	261,495

Total futures contracts sold		(0.2)	(66,782)

Total futures contracts, at fair value		1.0%	$237,633

Futures and forward contracts by country composition
Australia		(0.1)%	$(24,617)
Canada		(0.0)*	(20,682)
European Monetary Union		(0.0)*	(5,662)
Great Britain		0.4	96,017
Japan		0.2	44,749
United States		(0.2)	(44,186)
Other		(0.3)	(73,329)

Total futures and forward contracts by country		(0.0)*%	$(27,710)

*	Due to rounding

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012
(amortized cost $9,350,000), securities are held in margin accounts as collateral for open futures and forwards	$9,350,000	28.7%	$9,350,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	242,377

Total unrealized appreciation on forward contracts		0.7	242,377

Unrealized depreciation on forward contracts
Currency		(0.5)	(155,689)

Total unrealized depreciation on forward contracts		(0.5)	(155,689)

Total forward contracts, at fair value		0.2%	$86,688

Futures contracts, at fair value
Futures contracts purchased
Currency		0.4%	$116,822
Energy		(0.3)	(81,894)
Financial
2 Year U.S. Treasury Note		0.0 *	5,141
Other		0.0 *	17,616

Total Financial		0.1	22,757
Food & Fiber		0.1	36,663
Indices		0.1	28,954
Metals		(0.2)	(50,754)

Total futures contracts purchased		0.2	72,548

Futures contracts sold
Currency		0.5	150,793
Energy		0.3	112,920
Food & Fiber		0.1	22,555
Indices		0.2	55,949
Livestock		0.0 *	12,800
Metals		0.7	219,324

Total futures contracts sold		1.8	574,341

Total futures contracts, at fair value		2.0%	$646,889

Futures and forward contracts by country composition
Australia		0.1%	$26,270
European Monetary Union		0.5	191,298
Great Britain		0.1	22,695
Japan		0.5	161,562
United States		0.9	298,940
Other		0.1	32,812

Total futures and forward contracts by country		2.2%	$733,577

*Due	to rounding

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income	$2,458	$7,608	$2,846	$18,830
Other income	—	—	1,194	—

Total income	2,458	7,608	4,040	18,830

Expenses
Selling commission	286,593	540,110	598,785	1,085,247
Brokerage commissions	250,100	289,563	416,935	630,948
Management fee	132,549	249,802	276,939	501,929
Ongoing offering expenses	71,648	135,026	149,696	271,310
Operating expenses	10,748	20,254	22,455	40,697
Loss on MF Global	33,100	—	33,100	—
Other	2,281	9,392	4,880	21,332

Total expenses	787,019	1,244,147	1,502,790	2,551,463

Net investment loss	$(784,561)	$(1,236,539)	$(1,498,750)	$(2,532,633)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$2,242,023	$(278,676)	$1,024,562	$5,477,876
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	48,536	(326,990)	(761,287)	(4,403,453)

Net gain (loss) on investments	$2,290,559	$(605,666)	$263,275	$1,074,423

Net increase (decrease) in net assets from operations	$1,505,998	$(1,842,205)	$(1,235,475)	$(1,458,210)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$72.70	$(63.23)	$(57.43)	$(48.62)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$66.68	$(68.19)	$(56.79)	$(54.94)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series B for the Three Months Ended June 30, 2012 and June 30, 2011: 20,678.58 and 29,259.10, respectively; and for the Six Months Ended June 30, 2012 and June 30, 2011: 21,784.42 and 30,178.19, respectively

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2012	2011
Decrease in net assets from operations
Net investment loss	$(1,498,750)	$(2,532,633)
Net realized gain on futures and forward contracts	1,024,562	5,477,876
Net change in unrealized depreciation on futures and forward contracts	(761,287)	(4,403,453)

Net decrease in net assets from operations	(1,235,475)	(1,458,210)

Capital share transactions
Issuance of Units	413,733	3,210,520
Redemption of Units	(5,634,034)	(9,063,884)

Net decrease in net assets from capital share transactions	(5,220,301)	(5,853,364)

Net decrease in net assets	(6,455,776)	(7,311,574)

Net assets, beginning of period	32,551,812	54,508,533

Net assets, end of period	$26,096,036	$47,196,959

Units, beginning of period	23,394.345	30,734.730
Issuance of Units	299.317	1,793.193
Redemption of Units	(4,140.988)	(5,065.105)

Units, end of period	19,552.674	27,462.818

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(1,235,475)	$(1,458,210)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(10,397,878)	(42,412,239)
Sales and maturities of U.S. government securities	14,650,000	43,770,000
Amortization of discounts and premiums	(582)	(10,934)
Increase in due from brokers	10,506,231	2,105,634
Decrease in unrealized appreciation on open forward contracts	194,657	433,609
(Decrease) increase in futures contracts purchased	(231,867)	4,460,763
Increase in unrealized depreciation on open forward contracts	157,374	21,663
Increase (decrease) in futures contracts sold	641,123	(512,582)
Decrease in receivable from affiliate	—	(12,685)
Decrease in management fees payable	(70,572)	(11,968)
Decrease in fees payable	(162,389)	(33,536)

Net cash provided by operating activities	14,050,622	6,339,515

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	333,033	2,522,995
Redemptions, net of change in redemptions payable	(6,479,958)	(9,471,672)

Net cash used in financing activities	(6,146,925)	(6,948,677)

Net increase (decrease) in cash	7,903,697	(609,162)
Cash, beginning of period	656,150	1,299,407

Cash, end of period	$8,559,847	$690,245

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

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

\ Use of Estimates

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended June 30, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2012 and December 31, 2011:

Superfund Green, L.P.

	Balance June 30, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,447,146	$—	$9,447,146	$—
Unrealized appreciation on open forward contracts	68,818	—	68,818	—
Futures contracts purchased	504,818	504,818	—	—

Total Assets Measured at Fair Value	$10,020,782	$504,818	$9,515,964	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$465,415	$—	$465,415	$—
Futures contracts sold	72,890	72,890	—	—

Total Liabilities Measured at Fair Value	$538,305	$72,890	$465,415	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$17,650,000	$—	$17,650,000	$—
Unrealized appreciation on open forward contracts	372,011	—	372,011	—
Futures contracts sold	923,781	923,781	—	—
Futures contracts purchased	114,873	114,873	—	—

Total Assets Measured at Fair Value	$19,060,665	$1,038,654	$18,022,011	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$243,000	$—	$243,000	—

Total Liabilities Measured at Fair Value	$243,000	$—	$243,000	$—

Superfund Green, L.P. – Series A

	Balance June 30, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,348,686	$—	$4,348,686	$—
Unrealized appreciation on open forward contracts	21,098	—	21,098	—
Futures contracts purchased	200,403	200,403	—	—

Total Assets Measured at Fair Value	$4,570,187	$200,403	$4,369,784	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$152,352	$—	$152,352	$—
Futures contracts sold	6,108	6,108	—	—

Total Liabilities Measured at Fair Value	$158,460	$6,108	$152,352	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$8,300,000	$—	$8,300,000	$—
Unrealized appreciation on open forward contracts	129,634	—	129,634	—
Futures contracts sold	349,440	349,440	—

Futures contracts purchased	42,325	42,325	—	—

Total Assets Measured at Fair Value	$8,821,399	$391,765	$8,429,634	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$87,311	$—	$87,311	—

Total Liabilities Measured at Fair Value	$87,311	$—	$87,311	$—

Superfund Green, L.P. – Series B

	Balance June 30, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$5,098,460	$—	$5,098,460	$—
Unrealized appreciation on open forward contracts	47,720	—	47,720	—
Futures contracts purchased	304,415	304,415	—	—

Total Assets Measured at Fair Value	$5,450,595	$304,415	$5,146,180	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$313,063	$—	$313,063	$—
Futures contracts sold	66,782	66,782	—	—

Total Liabilities Measured at Fair Value	$379,845	$66,782	$313,063	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,350,000	$—	$9,350,000	$—
Unrealized appreciation on open forward contracts	242,377	—	242,377	—
Futures contracts sold	574,341	574,341	—
Futures contracts purchased	72,548	72,548	—	—

Total Assets Measured at Fair Value	$10,239,266	$646,889	$9,592,377	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$155,689	$—	$155,689	—

Total Liabilities Measured at Fair Value	$155,689	$—	$155,689	$—

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

The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock, and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts” and “futures contracts purchased” and “futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s trading profits and losses in the Statements of Operations.

Superfund Capital Management believes futures and forward trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2012	Liability Derivatives at June 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$68,818	$—	$68,818

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(465,415)	(465,415)

Futures contracts	Futures contracts purchased	504,818	—	504,818

Futures contracts	Futures contracts sold	—	(72,890)	(72,890)

Totals		$573,636	$(538,305)	$35,331

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$372,011	$—	$372,011

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(243,000)	(243,000)

Futures contracts	Futures contracts purchased	114,873	—	114,873

Futures contracts	Futures contracts sold	923,781	—	923,781

Totals		$1,410,665	$(243,000)	$1,167,665

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$1,221,482	$(255,476)
Futures contracts	Net realized gain on futures and forward contracts	2,594,029	440,003

Total		$3,815,511	$184,527

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$1,313,848	$(525,609)
Futures contracts	Net realized gain (loss) on futures and forward contracts	371,749	(606,725)

Total		$1,685,597	$(1,132,334)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$765,198	$(138,500)
Futures contracts	Net realized loss on futures and forward contracts	(1,013,086)	(308,006)

Total		(247,888)	$(446,506)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$1,063,920	$(689,399)
Futures contracts	Net realized gain (loss) on futures and forward contracts	6,939,938	(5,840,706)

Total		$8,003,858	$(6,530,105)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$55,374	0.1		$(20,743)	(0.0)*	$13,444	0.0	*	$(444,672)	(0.9)	$(396,597)
Currency	12,003	0.0	*	(58,539)	(0.1)	—	—		(112,382)	(0.2)	(158,918)
Financial	227,970	0.4		(239,248)	(0.5)	352	0.0	*	(1,892)	(0.0)*	(12,818)
Food & Fiber	75,254	0.1		—	—	163	0.0	*	(56,790)	(0.1)	18,627
Indices	213,461	0.4		(34,560)	(0.1)	4,800	0.0	*	(219,368)	(0.4)	(35,667)
Metals	264,912	0.5		(28,194)	(0.1)	476,738	0.9		(56,704)	(0.1)	656,752
Energy	76,822	0.2		(5,063)	(0.0)*	37,525	0.1		(86,582)	(0.2)	22,702
Livestock	—	—		—	—	—	—		(58,750)	(0.1)	(58,750)

Totals	$925,796	1.8		$(386,347)	(0.8)	$533,022	1.0		$(1,037,140)	(2.0)	$35,331

*	Due to rounding

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$17,051	0.0	*	$(72,108)	(0.1)	$354,960	0.6	$(170,892)	(0.3)	$129,011
Currency	197,746	0.3		(6,098)	(0.0)*	260,294	0.4	(15,958)	(0.0)*	435,984
Financial	130,897	0.1		(98,758)	(0.2)	—	—	—	—	32,139
Food & Fiber	66,564	0.1		(5,688)	(0.0)*	216,359	0.3	(180,838)	(0.3)	96,397
Indices	49,517	0.1		(4,144)	(0.0)*	188,120	0.3	(89,978)	(0.1)	143,515
Metals	—	—		(79,729)	(0.1)	452,224	0.7	(105,682)	(0.2)	266,813
Energy	285	0.0	*	(135,719)	(0.2)	183,020	0.3	(4,860)	(0.0)*	42,726
Livestock	—	—		—	—	43,860	0.1	(22,780)	(0.0)*	21,080

Totals	$462,060	0.6		$(402,244)	(0.6)	$1,698,837	2.7	$(590,988)	(0.9)	$1,167,665

*	Due to rounding

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	183	218	$1,674,944	$1,645,088

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,839	3,888
Financial	7,265	1,071
Food & Fiber	263	717
Indices	677	3,155
Metals	1,149	985
Energy	506	1,076
Livestock	—	183

Total	11,882	11,293

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	131	193	$2,428,192	$1,521,373

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	3,495	223
Financial	6,192	930
Food & Fiber	492	135
Indices	3,374	1,379
Metals	928	453
Energy	229	438
Livestock	415	817

Total	15,256	4,568

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$1,221,482	$(255,476)	$966,006
Currency	(19,418)	(165,407)	(184,825)
Financial	2,180,569	(120,764)	2,059,805
Food & Fiber	(1,025,774)	286,136	(739,638)
Indices	(31,294)	(288,323)	(319,617)
Metals	(603,291)	1,016,183	412,892
Livestock	478,810	(521,030)	(42,220)
Energy	1,614,427	233,208	1,847,635

Total net trading gains	$3,815,511	$184,527	$4,000,038

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$1,313,850	$(525,610)	$788,240
Currency	(2,219,295)	(594,902)	(2,814,197)
Financial	640,917	(44,957)	595,960
Food & Fiber	(2,004,312)	(77,769)	(2,082,081)
Indices	(213,474)	(179,181)	(392,655)
Metals	(743,460)	389,937	(353,523)
Livestock	350,526	(79,830)	270,696
Energy	4,560,845	(20,022)	4,540,823

Total net trading gains (losses)	$1,685,597	$(1,132,334)	$553,263

	For the Three Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$765,198	$(138,500)	$626,698
Currency	2,582,620	(772,952)	1,809,668
Financial	3,043,155	959,465	4,002,620
Food & Fiber	(1,352,349)	212,495	(1,139,854)
Indices	(2,858,398)	805,628	(2,052,770)
Metals	1,022,304	(379,828)	642,476
Livestock	(246,140)	(302,630)	(548,770)
Energy	(3,204,278)	(830,184)	(4,034,462)

Total net trading losses	$(247,888)	$(446,506)	$(694,394)

	For the Six Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$1,063,920	$(689,399)	$374,521
Currency	3,992,610	(2,282,182)	1,710,428
Financial	1,131,815	445,331	1,577,146
Food & Fiber	(585,879)	(672,941)	(1,258,820)
Indices	(3,585,888)	338,086	(3,247,802)
Metals	2,849,177	(2,233,120)	616,057
Livestock	260,490	(350,230)	(89,740)
Energy	2,877,613	(1,085,650)	1,791,963

Total net trading gains (losses)	$8,003,858	$(6,530,105)	$1,473,753

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2012	Liability Derivatives at June 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$21,098	$—	$21,098

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(152,352)	(152,352)

Futures contracts	Futures contracts purchased	200,403	—	200,403

Futures contracts	Futures contracts sold	—	(6,108)	(6,108)

Totals		$221,501	$(158,460)	$63,041

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$129,634	$—	$129,634
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(87,311)	(87,311)
Futures contracts	Futures contracts purchased	42,325	—	42,325
Futures contracts	Futures contracts sold	349,440	—	349,440

Totals		$521,399	$(87,311)	$434,088

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$469,409	$(80,906)
Futures contracts	Net realized gain on futures and forward contracts	1,104,079	216,897

Total		$1,573,488	$135,991

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$496,591	$(173,578)
Futures contracts	Net realized gain (loss) on futures and forward contracts	164,444	(197,469)

Total		$661,035	$(371,047)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$268,763	$(51,673)
Futures contracts	Net realized loss on futures and forward contracts	(237,975)	(67,843)

Total		$30,788	$(119,516)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$365,555	$(234,128)
Futures contracts	Net realized gain (loss) on futures and forward contracts	2,160,427	(1,892,524)

Total		$2,525,982	$(2,126,652)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Long Positions Gross Unrealized						Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$17,907	0.1		$(7,171)	(0.0	)*	$3,191	0.0	*	$(145,181)	(0.6)	$(131,254)
Currency	4,290	0.0	*	(22,229)	(0.1)		—	—		(42,718)	(0.2)	(60,657)
Financial	92,353	0.4		(94,611)	(0.4)		8	0.0	*	(156)	(0.0)*	(2,406)
Food & Fiber	29,866	0.1		—	—		—	—		(21,456)	(0.1)	8,410
Indices	82,819	0.3		(12,468)	(0.0	)*	1,600	0.0	*	(66,013)	(0.3)	5,938
Metals	105,534	0.4		(9,657)	(0.0	)*	186,307	0.7		(27,768)	(0.1)	254,416
Energy	24,506	0.1		—	—		17,338	0.1		(32,980)	(0.2)	8,864
Livestock	—	—		—	—		—	—		(20,270)	(0.1)	(20,270)

Totals	$357,275	1.4		$(146,136)	(0.5)		$208,444	0.8		$(356,542)	(1.6)	$63,041

*	Due to rounding

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$7,369	0.0	*	$(24,481)	(0.1)	$122,265	0.4		$(62,830)	(0.2)	$42,323
Currency	77,234	0.2		(2,408)	(0.0)*	98,600	0.3		(5,057)	(0.0)*	168,369
Financial	47,673	0.1		(38,291)	(0.1)	—	—		—	—	9,382
Food & Fiber	25,776	0.1		(1,563)	(0.0)*	79,767	0.2		(66,801)	(0.2)	37,179
Indices	17,854	0.1		(1,435)	(0.0)*	75,259	0.2		(33,066)	(0.1)	58,612
Metals	—	—		(28,975)	(0.1)	167,018	0.5		(39,800)	(0.1)	98,243
Energy	30	0.0	*	(53,570)	(0.2)	70,100	0.2		(4,860)	(0.0)*	11,700
Livestock	—	—		—	—	17,370	0.0	*	(9,090)	(0.0)*	8,280

Totals	$175,936	0.5		$(150,723)	(0.5)	$630,379	1.8		$(221,504)	(0.6)	$434,088

*	Due to rounding

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	79	90	$637,222	$628,219

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	746	1,546
Financial	2,927	437
Food & Fiber	106	290
Indices	264	1,217
Metals	469	393
Energy	194	427
Livestock	—	68

Total	4,785	4,468

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector for the Three Months Ended June 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	57	88	$729,165	$456,919

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,156	73
Financial	1,917	326
Food & Fiber	167	41
Indices	1,201	454
Metals	297	140
Energy	173	383
Livestock	25	25

Totals	4,993	1,530

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$469,409	$(80,906)	$388,503
Currency	44,602	(67,018)	(22,416)
Financial	869,418	(47,194)	822,224
Food & Fiber	(422,573)	126,932	(295,641)
Indices	5,023	(79,213)	(74,190)
Metals	(264,579)	386,603	122,024
Livestock	182,190	(198,060)	(15,870)
Energy	689,998	94,847	784,845

Total net trading gains	$1,573,488	$135,991	$1,709,479

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$496,591	$(173,578)	$323,013
Currency	(879,243)	(229,025)	(1,108,268)
Financial	245,804	(11,788)	234,016
Food & Fiber	(816,888)	(28,769)	(845,657)
Indices	(54,389)	(52,674)	(107,063)
Metals	(335,024)	156,172	(178,852)
Livestock	131,666	(28,550)	103,116
Energy	1,872,518	(2,835)	1,869,683

Total net trading gains (losses)	$661,035	$(371,047)	$289,988

	For the Three Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$268,763	$(51,673)	$217,090
Currency	870,472	(245,203)	625,269
Financial	929,561	283,193	1,212,754
Food & Fiber	(440,802)	64,413	(376,389)
Indices	(846,145)	308,426	(537,719)
Metals	401,313	(117,079)	284,234
Livestock	(69,880)	(110,590)	(180,470)
Energy	(1,082,494)	(251,003)	(1,333,497)

Total net trading gains (losses)	$30,788	$(119,516)	$(88,728)

	For the Six Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$365,555	$(234,128)	$131,427
Currency	1,332,427	(742,794)	589,633
Financial	328,915	156,566	485,481
Food & Fiber	(196,960)	(220,765)	(417,725)
Indices	(1,055,917)	121,614	(934,303)
Metals	1,014,934	(744,185)	270,749
Livestock	81,560	(113,450)	(31,890)
Energy	655,468	(349,510)	305,958

Total net trading gains (losses)	$2,525,982	$(2,126,652)	$399,330

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2012	Liability Derivatives at June 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$47,720	$—	$47,720
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(313,063)	(313,063)
Futures contracts	Futures contracts purchased	304,415	—	304,415
Futures contracts	Futures contracts sold	—	(66,782)	(66,782)

Totals		$352,135	$(379,845)	$(27,710)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$242,377	$—	$242,377
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(155,689)	(155,689)
Futures contracts	Futures contracts purchased	72,548	—	72,548
Futures contracts	Futures contracts sold	574,341	—	574,341

Totals		$889,266	$(155,689)	$733,577

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$752,073	$(174,570)
Futures contracts	Net realized gain (loss) on futures and forward contracts	1,489,950	223,106

Total		$2,242,023	$48,536

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$817,257	$(352,031)

Futures contracts	Net realized gain (loss) on futures and forward contracts	207,305	(409,256)

Total		$1,024,562	$(761,287)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$496,435	$(86,827)

Futures contracts	Net realized loss on futures and forward contracts	(775,111)	$(240,163)

Total		$(278,676)	$(326,990)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$698,365	$(455,271)

Futures contracts	Net realized gain (loss) on futures and forward contracts	4,779,511	(3,948,182)

Total		$5,477,876	$(4,403,453)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$37,467	0.1		$(13,572)	(0.1)	$10,253	0.0	*	$(299,491)	(1.1)	$(265,343)
Currency	7,713	0.0	*	(36,310)	(0.1)	—	—		(69,664)	(0.3)	(98,261)
Financial	135,617	0.6		(144,637)	(0.6)	344	0.0	*	(1,736)	(0.0)*	(10,412)
Food & Fiber	45,388	0.2		—	—	163	0.0	*	(35,334)	(0.1)	10,217
Indices	130,642	0.5		(22,092)	(0.1)	3,200	0.0	*	(153,355)	(0.6)	(41,605)
Metals	159,378	0.6		(18,537)	(0.1)	290,431	1.1		(28,936)	(0.1)	402,336
Energy	52,316	0.2		(5,063)	(0.0)*	20,187	0.1		(53,602)	(0.2)	13,838
Livestock	—	—		—	—	—	—		(38,480)	(0.1)	(38,480)

Totals	$568,521	2.2		$(240,211)	(1.0)	$324,578	1.2		$(680,598)	(2.5)	$(27,710)

*	Due to rounding

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$9,682	0.0	*	$(47,627)	(0.1)	$232,695	0.7		$(108,062)	(0.4)	$86,688
Currency	120,512	0.4		(3,690)	(0.0)*	161,694	0.5		(10,901)	(0.0)*	267,615
Financial	83,224	0.3		(60,467)	(0.2)	—	—		—	—	22,757
Food & Fiber	40,788	0.1		(4,125)	(0.0)*	136,592	0.4		(114,037)	(0.4)	59,218
Indices	31,663	0.1		(2,709)	(0.0)*	112,861	0.4		(56,912)	(0.2)	84,903
Metals	—	—		(50,754)	(0.2)	285,206	0.9		(65,882)	(0.2)	168,570
Energy	255	0.0	*	(82,149)	(0.3)	112,920	0.3		—	—	31,026
Livestock	—	—		—	—	26,490	0.0	*	(13,690)	(0.0)*	12,800

Totals	$286,124	0.9		$(251,521)	(0.8)	$1,068,458	3.2		$(369,484)	(1.2)	$733,577

*	Due to rounding

Series B average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	104	128	$1,037,722	$1,016,869

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,093	2,342
Financial	4,338	634
Food & Fiber	157	427
Indices	413	1,938
Metals	680	592
Energy	312	649
Livestock	—	115

Total	7,097	6,825

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector for quarter ended June 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	74	105	$1,699,027	$1,064,454

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,339	150
Financial	4,275	604
Food & Fiber	325	94
Indices	2,173	925
Metals	631	313
Livestock	56	55
Energy	390	792

Totals	10,263	3,038

*	Based on quarterly holdings

Series B trading results by market sector

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$752,073	$(174,570)	$577,503
Currency	(64,020)	(98,389)	(162,409)
Financial	1,311,151	(73,570)	1,237,581
Food & Fiber	(603,201)	159,204	(443,997)
Indices	(36,317)	(209,110)	(245,427)
Metals	(338,712)	629,580	290,868
Livestock	296,620	(322,970)	(26,350)
Energy	924,429	138,361	1,062,790

Total net trading gains	$2,242,023	$48,536	$2,290,559

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$817,259	$(352,032)	$465,227
Currency	(1,340,052)	(365,877)	(1,705,929)
Financial	395,113	(33,169)	361,944
Food & Fiber	(1,187,424)	(49,000)	(1,236,424)
Indices	(159,085)	(126,507)	(285,592)
Metals	(408,436)	233,765	(174,671)
Livestock	218,860	(51,280)	167,580
Energy	2,688,327	(17,187)	2,671,140

Total net trading gains (losses)	$1,024,562	$(761,287)	$263,275

	For the Three Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$496,435	$(86,827)	$409,608
Currency	1,712,148	(527,749)	1,184,399
Financial	2,113,594	676,272	2,789,866
Food & Fiber	(911,547)	148,082	(763,465)
Indices	(2,012,253)	497,202	(1,515,051)
Metals	620,991	(262,749)	358,242
Livestock	(176,260)	(192,040)	(368,300)
Energy	(2,121,784)	(579,181)	(2,700,965)

Total net trading losses	$(278,676)	$(326,990)	$(605,666)

	For the Six Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$698,365	$(455,271)	$243,094
Currency	2,660,183	(1,539,388)	1,120,795
Financial	802,900	288,765	1,091,665
Food & Fiber	(388,919)	(452,176)	(841,095)
Indices	(2,529,971)	216,472	(2,313,499)
Metals	1,834,243	(1,488,935)	345,308
Livestock	178,930	(236,780)	(57,850)
Energy	2,222,145	(736,140)	1,486,005

Total net trading gains (losses)	$5,477,876	$(4,403,453)	$1,074,423

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of June 30, 2012 and December 31, 2011, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. On October 31, 2011, MF Global reported to the SEC and the Commodity Futures Trading Commission (“CFTC”) possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in the weeks prior to October 31, 2011 and began reducing the Fund’s exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global were reduced and steps were initiated to transfer all remaining positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. In the fourth quarter of 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, Superfund Capital Management caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall. Series A recorded a reserve that reduced the net asset value by approximately $337,000 and Series B recorded a reserve that reduced the net asset value by approximately $529,000.

Since the Fund’s initial reserve was taken, an active market has developed for MF Global claims similar to the Fund’s. As a result, Superfund Capital Management received bids from third parties for the purchase of the Fund’s MF Global claims. Following this process, Superfund Capital Management determined it was in the best interests of the Fund to sell its MF Global claims, and the Fund closed on the sale in the amount of $904,087 for Series A and $1,736,710 for Series B on June 11, 2012. Although the sale did not close until June 11, 2012, Superfund Capital Management recognized the change in reserve prior to closing the Fund’s books effective May 31, 2012. Because the sale price did not match the amount of the Fund’s assets on deposit at MF Global as reduced by the reserve, each Series recognized a change in value as of May 31, 2012 as a result of the sale. Such change in reserve is presented as “Gain/Loss on MF Global” on the Statements of Operations. Due to the manner in which each Series’ assets were held at MF Global, the sale price for Series A’s claim was slightly more than the carrying amount of Series A’s assets on deposit at MF Global (as reduced by the amount the reserve taken, as described above), while the sales price for Series B’s claim was slightly less than the carrying amount of Series B’s assets on deposit at MF Global (as reduced by the amount of the reserve taken, as described above). As a result, on May 31, 2012, the net asset value of the Series A Units increased by approximately 0.13% (or approximately $1.82 per Unit) and the net asset value of the Series B Units was reduced by approximately 0.12% (or approximately $1.92 per Unit). Following this sale, the Fund no longer has any exposure to MF Global.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management, LLC, an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, LLC, an entity related to Superfund Capital Management by common beneficial ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each Limited Partner on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund.

As of June 30, 2012, Superfund Capital Management owned 386.799 Units of Series A, representing 1.95% of the total issued Units of Series A, and 537.357 Units of Series B, representing 2.75% of the total issued Units of Series B, having a combined value of $1,208,253. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $54,858 for the quarter ended June 30, 2012. Superfund Capital Management did not make any contributions to or withdrawals from any Series during this period.

8.	Financial highlights

Financial highlights for the period January 1 through June 30 are as follows:

	2012		2011
	Series A	Series B	Series A	Series B
Total return before incentive fees and MF Global reserve	(3.4)%	(4.0)%	(3.2)%	(3.1)%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.1%	(0.1)%	0.0%	0.0%

Total return after incentive fees	(3.3)%	(4.1)%	(3.2)%	(3.1)%

Ratios to average partners’ capital
Operating expenses before incentive fees	4.4%	4.9%	8.7%	9.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	(0.1)%	0.1%	0.0%	0.0%

Total expenses	4.3%	5.0%	8.7%	9.5%

Net investment loss	(4.5)%	(4.9)%	(8.6)%	(9.4)%

Net asset value per unit, beginning of period	$1,306.48	$1,391.44	$1,550.72	$1,773.52
Net investment loss	(55.77)	(68.80)	(66.49)	(84.34)
Net gain (loss) on investments	12.91	12.01	16.39	29.40

Net asset value per unit, end of period	$1,263.62	$1,334.65	$1,500.62	$1,718.58

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(43.13)	$(57.43)	$(50.50)	$(48.91)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(42.86)	$(56.79)	$(50.10)	$(54.94)

Financial highlights for the period April 1 through June 30 are as follows:

	2012		2011
	Series A	Series B	Series A	Series B
Total return before incentive fees and MF Global reserve*	3.9%	5.4%	(2.4)%	(3.8)%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.2%	(0.1)%	0.0%	0.0%

Total return after incentive fees	4.1%	5.3%	(2.4)%	(3.8)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	2.4%	2.7%	8.6%	9.3%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	(0.2)%	0.1%	0.0%	0.0%

Total expenses	2.3%	2.8%	8.6%	9.3%

Net investment loss	(2.4)%	(2.7)%	(8.5)%	(9.2)%

Net asset value per unit, beginning of period	$1,214.02	$1,267.97	$1,536.92	$1,786.77
Net investment loss	(28.49)	(37.94)	(33.39)	(42.64)
Net gain (loss) on investments	78.09	104.62	(2.91)	(25.55)

Net asset value per unit, end of period	$1,263.62	$1,334.65	$1,500.62	$1,718.58

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$53.08	$72.70	$(36.99)	$(63.99)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$49.60	$66.68	$(36.30)	$(68.19)

*	Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

9.	Financial instrument risk

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,390,000 and $958,072, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $68,818 and $465,415, respectively, at June 30, 2012.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $544,621 and $350,326, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $21,098 and $152,352, respectively, at June 30, 2012.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $845,379 and $607,746, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $47,720 and $313,063, respectively, at June 30, 2012.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc. and Barclays Capital Inc. Prior to its insolvency, the Fund used MF Global, Inc. as one of its futures commission merchants. See Note 5 for additional discussion of MF Global.

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

The majority of these futures and forwards mature within one year of June 30, 2012. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

A Limited Partner may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $10,000. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which the redemption is to be effective. Redemptions will generally be paid within twenty days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. The Prospectus of the Fund dated May 8, 2012 included within the Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-162132) provides if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2012, the Fund has accepted subscriptions totaling $435,596 and redemptions over the same period totaled $4,927,220. For the quarter ended June 30, 2012, subscriptions totaling $287,950 in Series A and $147,646 in Series B have been accepted and redemptions over the same period totaled $2,394,906 in Series A and $2,532,314 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012

Series A:

Net results for the quarter ended June 30, 2012, were a gain of 4.2% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $1,113,168. This increase consisted of total income of $2,335, trading gains of $1,709,479 and total expenses of $598,646. Expenses included $124,620 in management fees, $67,362 in ongoing offering expenses, $10,104 in operating expenses, $269,451 in selling commissions, $165,710 in brokerage commissions, $41,517 in reduced expenses attributable to the MF Global reserve and $2,916 in other expenses. At June 31, 2012, the net asset value per Unit of Series A was $1,263.62.

Series B:

Net results for the quarter ended June 30, 2012, were a gain of 5.4% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $1,505,998. This increase consisted of total income of $2,458, trading gains of $2,290,559 and total expenses of $787,019. Expenses included $132,549 in management fees, $71,648 in ongoing offering expenses, $10,748 in operating expenses, $286,593 in selling commissions, $250,100 in brokerage commissions, $33,100 attributable to the MF Global reserve and $2,281 in other expenses. At June 30, 2012, the net asset value per Unit of Series B was $1,334.65.

Fund results for 2nd Quarter 2012:

In June, the Fund’s trading strategies yielded disappointing results as market sensitivity to European debt crisis news led to choppy market conditions. Investor focus remained on troubled European economies, with eyes turned to faltering Spain. Moody’s downgrade of Spanish sovereign debt was followed by rating reductions for numerous Spanish lenders. Depressed European indices reacted positively to European Union (“EU”) summit agreements to reduce funding costs for Spain and Italy. U.S. stocks rallied in anticipation of a third round of quantitative easing (“QE3”) but were disappointed as the U.S. Federal Reserve (the “Fed”) offered only an extension of the Operation Twist program. Commodity demand remains weak as supplies build in base metals and energies. U.S. crude inventories are at their highest since 1990 as growth in consumption is met with greater gains in production. The Fund’s short-term trading strategies also underperformed. The Fund’s allocation to equities underperformed in June due to volatile and directionless trading as European economic conditions weighed on global markets. Uncertainty over Greek elections eased as pro-EU moderates prevailed while business confidence in Germany hit a two-year low. European equities rose at the end of the month, as EU summit leaders eased repayment terms for Spanish banks. In the U.S., the Dow Jones Industrial Average (the “Dow”) rose 3.4% but gains were tempered by poor unemployment and weak consumer confidence. China reacted to slowing growth by cutting its key interest rate. The Australian SPI fell 0.4% despite surprise gains in gross domestic product (“GDP”) and employment, while the Japanese Nikkei climbed 5.6% on expectations for further stimulus. The Fund’s bond portfolio experienced losses in June as the recent rally stagnated due to a lack of substantial central bank stimulus. Investors hoping for new asset purchases from the Fed were disappointed as they chose only to expand their Operation Twist program by $267 billion. Europe’s bond rally also retreated as area-wide interest rates climbed in response to the increasingly insolvent Spanish banking sector. While bond rallies in the U.S. and Europe cooled, Japanese 10-year bond futures continued higher with yields reaching 0.79%, the lowest since 2003. The Fund’s allocation to currencies produced negative results in June as the U.S. dollar declined versus major currencies. The euro (+2.4% against the U.S. dollar) finished in positive territory while remaining under pressure due to the unresolved debt crisis. Spanish bank insolvency and unsustainable sovereign debt had sent the euro to 23-month low before regaining ground. The Swiss franc (+2.5%) gained against the dollar while holding steady against the euro. The British pound (+1.7%) rose versus the dollar after May’s sharp decline while also gaining favor versus the euro. The Fund’s grain allocations generated moderate losses in June as hot and dry conditions in the U.S. threatened to damage the largest projected corn crop since 1937. December corn surged 21.6% as the market digested rapidly deteriorating crop conditions. Soybeans (+12.4%) trailed corn higher, tempered by hopes that the later developing crop still has time to recover. The Fund’s positions in the metals sector generated moderately negative results in June as gains in short base metal positions were offset by losses in range-bound COMEX gold (-0.4%). Demand for base metals has suffered as Chinese growth has slowed and the broader world economy has failed to show significant signs of recovery. After spending nearly the entire month in negative territory, however, base metals took part in a global rally spurred by European leaders’ agreement on short-term measures to assist Spanish banks. The Fund’s allocation to the energy sector produced gains in June as weak demand and ample supplies pushed prices lower. Global economic weakness continues to be the key driver of prices near-term as slowing global growth has hurt overall energy demand. Crude oil touched an eight-month low of $77.28/bbl with supplies reaching 22-year highs. Gasoline (-3.5%) fell as U.S. supplies rose more than expected and demand remains soft. Heating oil (-0.4%) also suffered from a rise in inventories and warm temperatures.

In May, the Fund’s trading strategies produced strong results as uncertainty and eroding optimism dominated market sentiment, sending investors on a broad-based flight to safety. Falling business confidence in Germany, rising euro-zone unemployment, and a shrinking manufacturing sector led to dramatic risk reduction across all sectors. The euro decreased to a nearly two-year low as investors sought the safety of the U.S. dollar, pressuring commodities. The S&P GSCI index of 24 commodities plunged 13%, its worst month since the recession of 2008. Demand for capital preservation drove yields of safe-haven debt instruments to all-time lows. The Fund’s short-term models enhanced monthly gains with profitable positions in CME Australian dollar, Comex gold and CBT U.S. T-Bonds. The Fund’s equity positions excelled in May as markets fell sharply on weakening economic conditions. European economies continued to soften with negative quarterly GDP and falling indices in the United Kingdom (“U.K.”) (-7.5%), Italy (-10.4%), Spain (-11.8%), and Greece (-30.6%). Even though Germany managed to show slight positive GDP growth of .5%, Dax futures fell 7.9%. The possibility of a Greek departure from the euro-zone increased as economic and political pressures mount. In the U.S., the Dow slipped 5.3% as factory orders fell 1.5% and leading indicators slipped 0.1%, leaving only modest growth expectations for the near-term. The U.S. added 115,000 jobs in April, the fewest since October, 2011. Shares across Asia were decidedly weak with the Hang Seng (-11.5%), Nikkei (-10.2%), and MSCI Taiwan (-3.5%) sinking on weakening export demand. The Fund’s bond exposure returned substantial profits in May as the risk-off trade prevailed in response to the unresolved debt crisis in Europe. Elevated fears that Greece may leave the euro-zone and an increasingly troubled Spanish banking sector combined to lift borrowing costs for at-risk sovereigns. Fear-driven investment poured into safe-haven assets in Germany, the U.S., and Australia. German 10-year bund futures (+3.5%) rose to all-time highs. In the U.S., strong demand for safety pushed the benchmark 10-year note to a record low of 1.5309% with 30-year yields approaching their 2008 bottom. The Fund’s allocations to currencies yielded strong results in May as the U.S. dollar advanced sharply in a general flight to safety. Heightened European instability and slowing global growth hurt equity markets while driving the Dollar Index to a 5.4% gain and a 21-month high. The euro slid 6.6% against the U.S. dollar as regional unemployment hit 10.9%, a 15-year high. U.K. retail sales dropped the most over two years, pushing the British pound 5.0% lower versus the U.S. dollar. The Australian dollar fell 6.2% as the Reserve Bank of Australia (“RBA”) unexpectedly cut its key lending rate 50 basis points to 3.75%. Only the Japanese yen (+1.8%) managed to rise against the U.S. dollar in relatively quiet trade. The Fund’s positions in the metals sector generated significant gains in May. Precious and industrial metals fell as a risk-off mentality began to permeate futures markets once again on renewed fears of a global economic recession. Euro-zone service and manufacturing sector data showed contraction for the ninth consecutive month, adding to concerns about the health of the global economy. Manufacturing data in China continued to reveal slowing growth, pushing down industrial metal. London Metal Exchange (“LME”) and COMEX copper fell for four consecutive weeks while LME aluminum slumped 5.9%. All base metals, with the exception of zinc, established new lows for 2012 in May, as did COMEX gold (-6.1%) and silver (-10.3%). The Fund’s allocation to the energy sector produced robust gains, benefitting from the sharp decline in the petroleum complex as ample supply and slack demand pressured prices. After several months of consolidation in crude, technical breaks below support levels led to a significant decline in both NYMEX and Brent futures, dropping 17.5% and 14.7% respectively. In natural gas, the well-established down-trend was finally broken as multi-year lows spurred buying interest. Mild spring weather and warm near-term forecasts helped support prices on increased cooling needs.

In April, the Fund’s trading strategies produced mixed results as markets digested signs of moderating growth and concerns over European sovereign debt. Minutes from a meeting of the Fed revealed the U.S. central bank will refrain from additional stimulus unless the economy wavers, sparking concern over growth and demand for raw materials. Upticks in weekly jobless claims and weak sales of previously-owned homes added to bearish sentiment. Chinese GDP grew 8.1%, the slowest pace in nearly three years as the country seeks to rebalance its economy away from exports and towards domestic consumption. Tenuous optimism in Europe gave way to increasing instability as austerity measures and European Central Bank (“ECB”) efforts to spur growth have yet to solve the regions debt woes, punctuated by S&P’s downgrade of Spanish debt. Investment flowed into safe-haven debt instruments of the U.S., Germany, and Australia in response to the weakness. The Fund’s bond exposure produced robust returns in April as investment poured into safe-haven assets on renewed euro-zone weakness and concerns over slowing growth. Spain’s soaring unemployment (24.4%), contracting GDP (-0.3%), and alarming spike in non-performing loans led to poor debt auctions as their 10-year yield climbed back above 6%. Resurging peripheral debt woes sent investors flocking to the security of German Bunds (+1.9%). British Long Gilts also benefited from safe-haven inflows but performance was muted due to negative GDP growth in the U.K. Despite mixed economic signals and signs of stagnation, the U.S. maintained its favored position relative to struggling European economies, driving demand for U.S. debt. Australian debt yields fell to record lows as easing inflation data is widely expected to prompt a rate cut from the Reserve Bank of Australia (the “RBA”) at its next meeting. The Fund’s allocation to foreign exchange markets underperformed in April as markets ended little changed in volatile trade. Concerns over sovereign debt and slowing economic growth left European currencies seeking solid direction. The euro (-0.7%) fell modestly as economic indicators softened and Spain’s debt was downgraded. The Swiss franc (-0.5%) fell against the U.S. dollar after reversing early month gains. The British pound (+1.5%) gained against the U.S. dollar and the euro (+2.2%) on expectations the Bank of England will not pursue further stimulus. The Australian dollar (+1.0%) continued its position as a favored currency with the RBA keeping rates unchanged as their economy sustains growth. The Canadian dollar (1.1%) also appreciated as unemployment there fell to 7.2%. The Japanese yen (+3.8%) regained ground from its recent decline as the Bank of Japan remains focused on easing in an effort to strengthen growth prospects. The Mexican peso (-1.5%) fell back on worries global growth concerns will dampen exports. The Fund’s positions in the metals sector generated moderate losses in April due to sharp reversals in the LME and COMEX copper markets. Poor U.S. monthly payroll and industrial production figures, slowing Chinese growth and heightened euro-zone debt concerns drove copper 6.6% lower to 3-month lows before being turned markedly higher on falling inventories. LME copper stockpiles dropped to 241,550 tons, the lowest level since November of 2008 and down 30% since January as miners struggle to keep pace with consumption. COMEX copper posted five consecutive gains at month’s end, its longest rally since August, to close nearly unchanged. Short positions in COMEX silver (-4.7%) helped to offset losses while COMEX gold (-0.3%) had its smallest monthly change since March of 2010 as traders waited for clarity on global economic conditions. The Fund’s allocation to the energy sector yielded losses in April as encouraging U.S. manufacturing and consumer spending supported energy markets despite reduced geopolitical risk, slowing growth in China, and renewed recession fears in Europe. NYMEX crude posted its least volatile month in 17 years, trading in a 4.8% range, tightly bound by its 100 and 50-day moving averages. Weekly inventories (373 million barrels) reached an 11-month high as Chinese manufacturing contracted for the sixth straight month. Brent crude’s premium over West Texas Intermediate (“WTI”) shrunk to as little as $13.61, the smallest margin since January, as Spain and the UK slid back into recession and negotiations with Iran showed promise.

For the second quarter of 2012, the most profitable market group overall was the bonds sector while the greatest losses were attributable to positions in the grains sector.

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

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone GDP unexpectedly contracted as the region struggled to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. Japanese Government Bonds (“JGB”) came under pressure as the Bank of Japan (“BOJ”) resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow (+1.2%) and the Standard and Poor 500 (the “S&P 500”) (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%), and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions.

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq Stock Market (the “Nasdaq”) hit 11-year highs and the Dow Jones closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. CBOT corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27, injecting 530 billion euros of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in Bunds and 10-year Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for QE3. Immediately prior to the plunge, gold and silver each hit multi-month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate COMEX (+2.1%) and LME copper (+2.2%).

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. EU negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the United States, minutes from the Federal Open Market Committee of the Fed revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the U.K., the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish U.S. Department of Agriculture (“USDA”) figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel.

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

In April, the Fund’s allocation to global stock indices performed well as the uptrend in equities continued. The Dow rose 4.4%, reaching mid-2008 highs on excellent quarterly earnings. Late-month results from Apple and IBM easily offset the downgrade of the U.S. credit outlook by S&P. European equities generally ignored sovereign debt worries, finishing broadly higher as surging Germany factory orders and industrial production set a positive tone. However, Greece’s ASE-20 moved back to its lows as debt restructuring rumors rattled investors. Asian indices tracked steadily higher, continuing to capitalize on China’s dynamic growth. Japan’s Nikkei (+1.3%) broke higher late as disaster recovery efforts progressed. The Fund yielded negative results in global bond markets in April as a mid-month reversal produced losses. German bunds continued their recent trend lower early in the month as strong economic data at home combined with sovereign debt fears on the periphery to drive yields higher. Ongoing inflation fears ahead of the ECB’s 25 basis point rate hike also exerted pressure. Values then recovered somewhat before vaulting higher in conjunction with the downgrade of the U.S. credit outlook by S&P as investors received a sobering reminder of the potential long-term risks to global growth prospects. The Fund experienced minor gains from its allocation to short-term interest rate futures in April in mixed action. Eurodollar futures trended higher as the Fed officially reiterated its commitment to completing the second round of quantitative easing (“QE2”) after some doubts were expressed last month. Euribor futures finished mixed as the European Central Bank maintained its vigilant stance on inflation by raising their discount rate 25 basis points as expected. Allocations to currency markets yielded strong results in April as recent trends extended amid accelerating U.S. dollar weakness. The euro surged to its highest level since December of 2009 as an S&P downgrade of the U.S. credit outlook prompted severe U.S dollar weakness as the month came to a close. The Australian dollar marched 6.2% higher amid excellent export growth, while the New Zealand dollar rose by approximately the same percentage on a rising appetite for yield and risk as global investors sought to offset asset deterioration linked to inflation. The Colombian peso added another 5.5% amid heavy foreign direct investment flows into the oil and mining industries. Sweden’s krona and Brazil’s real also gained significantly as rate hikes attracted yield hungry investors. The Fund’s grain positions suffered losses in April amid heightened volatility as values fluctuated along with uncertain weather. Soybeans finished lower on the prospect of U.S. corn acres shifting to soybeans due to an excessively wet spring. A potentially record breaking South American crop led China to cancel U.S. purchases, while a bearish commodity call by Goldman Sachs pressured values as well. Wheat sold off late, losing 7% of its value as forecasts for badly needed rains in winter wheat areas offset the bullish effects of excessive moisture in spring wheat regions. Corn traded to all-time highs above $7.80 as poor planting progress threatened to exacerbate historically tight supplies. The Fund’s allocation to agricultural markets also resulted in losses for April as growing supplies offset the weaker U.S. dollar. June cattle (-6.2%) fell throughout the month after establishing record highs on April 4th as the USDA reported that commercial red-meat production reached a record. June hogs also reversed to finish 8.4% lower as the after a reported 12% increase in frozen pork stocks versus last year. Cotton fell sharply on concern that China’s attempts to slow inflation using higher interest rates and reserve rate requirements would cut into demand. Meanwhile, July NY coffee established 14-year highs amid poor weather in South America. Allocations to metals outperformed in April as exceptional U.S. dollar weakness and rising inflation throughout the world propelled precious metals sharply higher. Gold saw an 8.1% gain, surpassing the $1550/ounce mark. July silver tacked on another 28%, pushing its year to date return to over 50% in frenzied action. Copper futures lost 3.4% as the U.S. credit downgrade and another reserve requirement hike in China dampened the growth outlook for the world’s two largest copper consumers.

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

In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the RBA chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after Consumer Price Index (“CPI”) readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in WTI crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil, and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya, and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breech of the $4 British thermal unit level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month.

In January, the Fund’s allocation to global equities finished mixed in January as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese, and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 program persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative U.S. Federal Reserve monetary policy. Their focus, in contrast to the ECB, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portuguese, Spanish, and Italian bond auctions provided support to these recently battered economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors.

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

Since the Fund’s initial reserve was taken, an active market has developed for MF Global claims similar to the Fund’s. As a result, Superfund Capital Management received bids from third parties for the purchase of the Fund’s MF Global claims. Following this process, Superfund Capital Management determined it was in the best interests of the Fund to sell its MF Global claims, and the Fund closed on the sale in the amount of $940,087 for Series A and $1,736,710 for Series B on June 11, 2012. Although the sale did not close until June 11, 2012, Superfund Capital Management recognized the change in reserve prior to closing the Fund’s books effective May 31, 2012. Because the sale price did not match the amount of the Fund’s assets on deposit at MF Global as reduced by the reserve, each Series recognized a change in value as of May 31, 2012 as a result of the sale. Such change in reserve is presented as “Gain/Loss on MF Global” on the Statements of Operations. Due to the

manner in which each Series’ assets were held at MF Global, the sale price for Series A’s claim was slightly more than the carrying amount of Series A’s assets on deposit at MF Global (as reduced by the amount the reserve taken, as described above), while the sales price for Series B’s claim was slightly less than the carrying amount of Series B’s assets on deposit at MF Global (as reduced by the amount of the reserve taken, as described above). As a result, on May 31, 2012, the net asset value of the Series A Units increased by approximately 0.13% (or approximately $1.82 per Unit) and the net asset value of the Series B Units was reduced by approximately 0.12% (or approximately $1.92 per Unit). Following this sale, the Fund no longer has any exposure to MF Global.

OFF-BALANCE SHEET ARRANGEMENTS

The Fund does not engage in off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2012 and December 31, 2011.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There were no sales of unregistered securities during the quarter ended June 30, 2012.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2012:

Series A:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2012	918.099	1,204.85
May 31, 2012	712.228	1,395.02
June 30, 2012	233.662	1,263.62

	1,863.989

Series B:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2012	772.035	1,259.06
May 31, 2012	668.282	1,556.53
June 30, 2012	389.795	1,334.65

	1,830.112

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2012	SUPERFUND GREEN, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

By: /s/ Nigel James
Nigel James
President and Principal Executive Officer

By: /s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-1

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-1

32.1	Section 1350 Certification of Principal Executive Officer	E-1

32.2	Section 1350 Certification of Principal Financial Officer	E-1

E-1