Form 10-Q
period 2012-09-30
SUPERFUND GREEN, L.P.
filed 2012-11-13
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B are included in Item 1:

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
U.S. Government securities, at fair value (amortized cost of $17,650,000 as of December 31, 2011)	$—	$17,650,000
Due from brokers	27,400,276	46,453,083
Unrealized appreciation on open forward contracts	199,662	372,011
Futures contracts sold	—	923,781
Futures contracts purchased	—	114,873
Cash	18,787,149	989,356

Total assets	46,387,087	66,503,104

LIABILITIES
Unrealized depreciation on open forward contracts	174,721	243,000
Futures contracts purchased	131,196	—
Futures contracts sold	1,193,811	—
Subscriptions received in advance	—	154,700
Redemptions payable	1,206,082	2,046,267
Management fees payable	69,347	213,322
Other fees payable	98,780	416,117

Total liabilities	2,873,937	3,073,406

NET ASSETS	$43,513,150	$63,429,698

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.5%	$199,662

Total unrealized appreciation on forward contracts	0.5	199,662

Unrealized depreciation on forward contracts
Currency	(0.4)	(174,721)

Total unrealized depreciation on forward contracts	(0.4)	(174,721)

Total forward contracts, at fair value	0.1%	$24,941

Futures contracts purchased
Currency	(1.1)%	$(495,973)
Energy	0.3	142,627
Financial	0.8	340,447
Food & Fiber	0.2	70,500
Indices	(2.3)	(989,314)
Livestock	0.3	116,832
Metals	1.6	683,685

Total futures contracts purchased	(0.3)	(131,196)

Futures contracts sold
Currency	0.1	34,449
Energy	(0.4)	(157,420)
Financial	(0.0)*	(16,315)
Food & Fiber	(0.2)	(105,730)
Indices	(0.0)*	(703)
Livestock	(0.8)	(341,105)
Metals	(1.4)	(606,987)

Total futures contracts sold	(2.7)	(1,193,811)

Total futures contracts, at fair value	(3.0)%	$(1,325,007)

Futures and forward contracts by country composition
Australia	0.1%	$24,889
Canada	(0.0)*	(18,959)
European Monetary Union	(0.0)*	(18,506)
Great Britain	0.4	155,652
Japan	(0.1)	(24,307)
United States	(2.0)	(882,948)
Other	(1.2)	(535,887)

Total futures and forward contracts by country composition	(3.0)%	$(1,300,066)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $17,650,000), securities are held in margin accounts as collateral for open futures and forwards	$17,650,000	27.8%	$17,650,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	372,011

Total unrealized appreciation on forward contracts		0.6	372,011

Unrealized depreciation on forward contracts
Currency		(0.4)	(243,000)

Total unrealized depreciation on forward contracts		(0.4)	(243,000)

Total forward contracts, at fair value		0.2%	$129,011

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%	$191,648
Energy		(0.2)	(135,434)
Financial
2 Year U.S. Treasury Note		0.0 *	8,297
Other		0.0 *	23,842

Total Financial		0.1	32,139
Food & Fiber		0.1	60,876
Indices		0.1	45,373
Metals		(0.1)	(79,729)

Total futures contracts purchased		0.2	114,873

Futures contracts sold
Currency		0.4	244,336
Energy		0.3	178,160
Food & Fiber		0.1	35,521
Indices		0.2	98,142
Livestock		0.0 *	21,080
Metals		0.5	346,542

Total futures contracts sold		1.5	923,781

Total futures contracts, at fair value		1.6%	$1,038,654

Futures and forward contracts by country composition
Australia		0.1%	$43,954
European Monetary Union		0.5	305,388
Great Britain		0.1	39,646
Japan		0.4	251,264
United States		0.8	480,241
Other		0.1	47,172

Total futures and forward contracts by country		1.8%	$1,167,665

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income	$3,991	$6,680	$9,785	$40,189
Other income	4	—	1,870	—

Total income	3,995	6,680	11,655	40,189

Expenses
Selling commission	489,442	885,105	1,653,000	2,741,855
Brokerage commissions	329,630	337,609	1,024,612	1,270,840
Management fee	226,367	409,457	764,513	1,268,207
Ongoing offering expenses	122,360	221,327	413,249	685,514
Operating expenses	18,354	33,199	61,988	102,828
Gain on MF Global	—	—	(8,417)	—
Other	6,056	13,561	16,584	47,243

Total expenses	1,192,209	1,900,258	3,925,529	6,116,487

Net investment loss	$(1,188,214)	$(1,893,578)	$(3,913,874)	$(6,076,298)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$237,278	$1,095,039	$1,922,875	$9,098,897
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(1,335,397)	3,626,932	(2,467,731)	(2,903,173)

Net gain (loss) on investments	$(1,098,119)	$4,721,971	$(544,856)	$6,195,724

Net increase (decrease) in net assets from operations	$(2,286,333)	$2,828,393	$(4,458,730)	$119,426

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2012	2011
Increase (decrease) in net assets from operations

Net investment loss	$(3,913,874)	$(6,076,298)
Net realized gain on futures and forward contracts	1,922,875	9,098,897
Net change in unrealized depreciation on futures and forward contracts	(2,467,731)	(2,903,173)

Net increase (decrease) in net assets from operations	(4,458,730)	119,426

Capital share transactions
Issuance of Units	1,268,273	7,823,754
Redemption of Units	(16,726,091)	(17,657,537)

Net decrease in net assets from capital share transactions	(15,457,818)	(9,833,783)

Net decrease in net assets	(19,916,548)	(9,714,357)

Net assets, beginning of period	63,429,698	93,065,471

Net assets, end of period	$43,513,150	$83,351,114

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(4,458,730)	$119,426
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(19,446,037)	(93,196,760)
Sales and maturities of U.S. government securities	37,100,000	110,810,024
Amortization of discounts and premiums	(3,963)	(16,041)
Due from brokers	19,052,807	(8,978,839)
Unrealized appreciation on open forward contracts	172,349	(17,788)
Futures contracts purchased	246,069	9,861,253
Unrealized depreciation on open forward contracts	(68,279)	387,651
Futures contracts sold	2,117,592	(7,327,943)
Management fees payable	(143,975)	(17,698)
Fees payable	(317,337)	(55,322)

Net cash provided by operating activities	34,250,496	11,567,963

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,113,573	6,997,763
Redemptions, net of change in redemptions payable	(17,566,276)	(19,435,722)

Net cash used in financing activities	(16,452,703)	(12,437,959)

Net increase (decrease) in cash	17,797,793	(869,996)

Cash, beginning of period	989,356	2,069,942

Cash, end of period	$18,787,149	$1,199,946

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
U.S. Government securities, at fair value (amortized cost of $8,300,000 as of December 31, 2011)	$—	$8,300,000
Due from brokers	11,708,803	22,845,252
Unrealized appreciation on open forward contracts	74,894	129,634
Futures contracts sold	—	349,440
Futures contracts purchased	—	42,325
Cash	10,038,365	333,206

Total assets	21,822,062	31,999,857

LIABILITIES
Unrealized depreciation on open forward contracts	56,398	87,311
Futures contracts purchased	15,846	—
Futures contracts sold	456,586	—
Subscriptions received in advance	—	64,000
Redemptions payable	552,789	674,637
Management fees	32,898	101,476
Other fees payable	45,729	194,547

Total liabilities	1,160,246	1,121,971

NET ASSETS	$20,661,816	$30,877,886

Number of Units	17,036.293	23,634.331

Net asset value per Unit	$1,212.81	$1,306.48

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.4%	$74,894

Total unrealized appreciation on forward contracts	0.4	74,894

Unrealized depreciation on forward contracts
Currency	(0.3)	(56,398)

Total unrealized depreciation on forward contracts	(0.3)	(56,398)

Total forward contracts, at fair value	0.1%	$18,496

Futures contracts purchased
Currency	(0.9)%	$(188,058)
Energy	0.2	42,455
Financial	0.6	125,967
Food & Fiber	0.1	21,000
Indices	(1.6)	(326,829)
Livestock	0.2	44,619
Metals	1.3	265,000

Total futures contracts purchased	(0.1)	(15,846)

Futures contracts sold
Currency	0.1	13,381
Energy	(0.3)	(63,280)
Financial	(0.0)*	(6,531)
Food & Fiber	(0.2)	(37,229)
Indices	(0.0)*	(664)
Livestock	(0.6)	(127,738)
Metals	(1.1)	(234,525)

Total futures contracts sold	(2.1)	(456,586)

Total futures contracts, at fair value	(2.2)%	$(472,432)

Futures and forward contracts by country composition
Australia	0.0 *%	$9,685
Canada	(0.0)*	(7,121)
European Monetary Union	(0.0)*	(6,173)
Great Britain	0.3	65,056
Japan	(0.1)	(13,353)
United States	(1.6)	(327,655)
Other	(0.7)	(174,375)

Total futures and forward contracts by country composition	(2.1)%	$(453,936)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $8,300,000), securities are held in margin accounts as collateral for open futures and forwards	$8,300,000	26.9%	$8,300,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	129,634

Total unrealized appreciation on forward contracts		0.4	129,634

Unrealized depreciation on forward contracts
Currency		(0.3)	(87,311)

Total unrealized depreciation on forward contracts		(0.3)	(87,311)

Total forward contracts, at fair value		0.1%	$42,323

Futures Contracts, at fair value
Futures contracts purchased
Currency		0.2%	$74,826
Energy		(0.2)	(53,540)
Financial
2 Year U.S. Treasury Note		0.0 *	3,156
Other		0.0 *	6,226

Total Financial		0.0 *	9,382
Food & Fiber		0.1	24,213
Indices		0.1	16,419
Metals		(0.1)	(28,975)

Total futures contracts purchased		0.1	42,325

Futures contracts sold
Currency		0.3	93,543
Food & Fiber		0.0 *	12,966
Energy		0.2	65,240
Indices		0.1	42,193
Livestock		0.0 *	8,280
Metals		0.4	127,218

Total futures contracts sold		1.1	349,440

Total futures contracts, at fair value		1.2%	$391,765

Futures and forward contracts by country composition
Australian		0.1%	$17,684
European Monetary Union		0.3	114,090
Great Britain		0.1	16,951
Japan		0.2	89,702
United States		0.5	181,301
Other		0.1	14,360

Total futures and forward contracts by country		1.2%	$434,088

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income	$2,036	$3,411	$4,984	$18,090
Other income	1	—	673	—

Total income	2,037	3,411	5,657	18,090

Expenses
Selling commissions	234,309	391,028	799,082	1,162,531
Brokerage commissions	125,292	118,611	403,339	420,894
Management fees	108,368	180,949	369,575	537,770
Ongoing offering expenses	58,577	97,810	199,770	290,687
Operating expenses	8,787	14,671	29,966	43,603
Gain on MF Global	—	—	(41,517)	—
Other	3,398	5,388	9,046	17,738

Total expenses	538,731	808,457	1,769,261	2,473,223

Net investment loss	$(536,694)	$(805,046)	$(1,763,604)	$(2,455,133)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$227,128	$377,241	$888,163	$2,903,223
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(516,977)	1,342,148	(888,024)	(784,504)

Net gain (loss) on investments	$(289,849)	$1,719,389	$139	$2,118,719

Net increase (decrease) in net assets from operations	$(826,543)	$914,343	$(1,763,465)	$(336,414)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(44.53)	$36.69	$(85.65)	$(13.59)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(50.81)	$37.39	$(93.67)	$(12.71)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series A for the Three Months Ended September 30, 2012 and September 30, 2011: 18,716.65 and 24,922.98, respectively; and for the Nine Months Ended September 30, 2012 and September 30, 2011: 20,898.14 and 24,748.41, respectively.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2012	2011
Decrease in net assets from operations
Net investment loss	$(1,763,604)	$(2,455,133)
Net realized gain on futures and forward contracts	888,163	2,903,223
Net change in unrealized depreciation on futures and forward contracts	(888,024)	(784,504)

Net decrease in net assets from operations	(1,763,465)	(336,414)

Capital share transactions
Issuance of Units	695,444	4,025,158
Redemption of Units	(9,148,049)	(4,507,233)

Net decrease in net assets from capital share transactions	(8,452,605)	(482,075)

Net decrease in net assets	(10,216,070)	(818,489)

Net assets, beginning of period	30,877,886	38,556,938

Net assets, end of period	$20,661,816	$37,738,449

Units, beginning of period	23,634.331	24,863.954
Issuance of Units	547.919	2,578.344
Redemption of Units	(7,145.957)	(2,905.072)

Units, end of period	17,036.293	24,537.226

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(1,763,465)	$(336,414)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(9,048,159)	(39,384,521)
Sales and maturities of U.S. government securities	17,350,000	46,107,937
Amortization of discounts and premiums	(1,841)	(6,688)
Due from brokers	11,136,449	(6,404,844)
Unrealized appreciation on open forward contracts	54,740	(12,918)
Futures contracts purchased	58,171	3,242,324
Unrealized depreciation on open forward contracts	(30,913)	145,335
Futures contracts sold	806,026	(2,590,237)
Management fees payable	(68,578)	(1,294)
Fees payable	(148,818)	(9,649)

Net cash provided by operating activities	18,343,612	749,031

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	631,444	4,071,962
Redemptions, net of change in redemptions payable	(9,269,897)	(4,601,231)

Net cash used in financing activities	(8,638,453)	(529,269)

Net increase in cash	9,705,159	219,762

Cash, beginning of period	333,206	770,535

Cash, end of period	$10,038,365	$990,297

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
U.S. Government securities, at fair value (amortized cost of $9,350,000 as of December 31, 2011)	$—	$9,350,000
Due from brokers	15,691,473	23,607,831
Unrealized appreciation on open forward contracts	124,768	242,377
Futures contracts sold	—	574,341
Futures contracts purchased	—	72,548
Cash	8,748,784	656,150

Total assets	24,565,025	34,503,247

LIABILITIES
Unrealized depreciation on open forward contracts	118,323	155,689
Futures contracts purchased	115,350	—
Futures contracts sold	737,225	—
Subscriptions received in advance	—	90,700
Redemptions payable	653,293	1,371,630
Management fees payable	36,449	111,846
Other fees payable	53,051	221,570

Total liabilities	1,713,691	1,951,435

NET ASSETS	$22,851,334	$32,551,812

Number of Units	18,202.131	23,394.345

Net asset value per Unit	$1,255.42	$1,391.44

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.5%	$124,768

Total unrealized appreciation on forward contracts	0.5	124,768

Unrealized depreciation on forward contracts
Currency	(0.5)	(118,323)

Total unrealized depreciation on forward contracts	(0.5)	(118,323)

Total forward contracts, at fair value	0.0 *%	$6,445

Futures contracts, at fair value
Futures contracts purchased
Currency	(1.3)%	$(307,915)
Energy	0.4	100,172
Financial	0.9	214,480
Food & Fiber	0.2	49,500
Indices	(2.9)	(662,485)
Livestock	0.3	72,213
Metals	1.8	418,685

Total futures contracts purchased	(0.6)	(115,350)

Futures contracts sold
Currency	0.1	21,068
Energy	(0.4)	(94,140)
Financial	(0.0)*	(9,784)
Food & Fiber	(0.3)	(68,501)
Indices	(0.0)*	(39)
Livestock	(0.9)	(213,367)
Metals	(1.6)	(372,462)

Total futures contracts sold	(3.1)	(737,225)

Total futures contracts, at fair value	(3.7)%	$(852,575)

Futures and forward contracts by country composition
Australia	0.1%	$15,204
Canada	(0.1)	(11,838)
European Monetary Union	(0.1)	(12,333)
Great Britain	0.4	90,596
Japan	(0.0)*	(10,954)
United States	(2.4)	(555,293)
Other	(1.6)	(361,512)

Total futures and forward contracts by country	(3.7)%	$(846,130)

*	Due to rounding

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P . - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $9,350,000), securities are held in margin accounts as collateral for open futures and forwards	$9,350,000	28.7%	$9,350,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	242,377
Total unrealized appreciation on forward contracts		0.7	242,377
Unrealized depreciation on forward contracts
Currency		(0.5)	(155,689)

Total unrealized depreciation on forward contracts		(0.5)	(155,689)

Total forward contracts, at fair value		0.2%	$86,688

Futures contracts, at fair value
Futures contracts purchased
Currency		0.4%	$116,822
Energy		(0.3)	(81,894)
Financial
2 Year U.S. Treasury Note		0.0 *	5,141
Other		0.0 *	17,616

Total Financial		0.1	22,757
Food & Fiber		0.1	36,663
Indices		0.1	28,954
Metals		(0.2)	(50,754)

Total futures contracts purchased		0.2	72,548

Futures contracts sold
Currency		0.5	150,793
Energy		0.3	112,920
Food & Fiber		0.1	22,555
Indices		0.2	55,949
Livestock		0.0 *	12,800
Metals		0.7	219,324

Total futures contracts sold		1.8	574,341

Total futures contracts, at fair value		2.0%	$646,889

Futures and forward contracts by country composition
Australia		0.1%	$26,270
European Monetary Union		0.5	191,298
Great Britain		0.1	22,695
Japan		0.5	161,562
United States		0.9	298,940
Other		0.1	32,812

Total futures and forward contracts by country		2.2%	$733,577

*	Due to rounding

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income	$1,955	$3,269	$4,801	$22,099
Other income	3	—	1,197	—

Total income	1,958	3,269	5,998	22,099

Expenses
Selling commission	255,133	494,077	853,918	1,579,324
Brokerage commissions	204,338	218,998	621,273	849,946
Management fee	117,999	228,508	394,938	730,437
Ongoing offering expenses	63,783	123,517	213,479	394,827
Operating expenses	9,567	18,528	32,022	59,225
Loss MF Global	—	—	33,100	—
Other	2,658	8,173	7,538	29,505

Total expenses	653,478	1,091,801	2,156,268	3,643,264

Net investment loss	$(651,520)	$(1,088,532)	$(2,150,270)	$(3,621,165)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$10,150	$717,798	$1,034,712	$6,195,674
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(818,420)	2,284,784	(1,579,707)	(2,118,669)

Net gain (loss) on investments	$(808,270)	$3,002,582	$(544,995)	$4,077,005

Net increase (decrease) in net assets from operations	$(1,459,790)	$1,914,050	$(2,695,265)	$455,840

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(76.09)	$71.05	$(130.46)	$15.80

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(79.23)	$63.19	$(136.02)	$8.25

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series B for the Three Months Ended September 30, 2012 and September 30, 2011: 19,111.90 and 26,938.23, respectively; and for the Nine Months Ended September 30, 2012 and September 30, 2011: 20,938.59 and 28,856.74, respectively

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2012	2011
Increase (decrease) in net assets from operations

Net investment loss	$(2,150,270)	$(3,621,165)
Net realized gain on futures and forward contracts	1,034,712	6,195,674
Net change in unrealized depreciation on futures and forward contracts	(1,579,707)	(2,118,669)

Net increase (decrease) in net assets from operations	(2,695,265)	455,840

Capital share transactions
Issuance of Units	572,829	3,798,596
Redemption of Units	(7,578,042)	(13,150,304)

Net decrease in net assets from capital share transactions	(7,005,213)	(9,351,708)

Net decrease in net assets	(9,700,478)	(8,895,868)
Net assets, beginning of period	32,551,812	54,508,533

Net assets, end of period	$22,851,334	$45,612,665

Units, beginning of period	23,394.345	30,734.730
Issuance of Units	417.205	2,121.401
Redemption of Units	(5,609.419)	(7,256.544)

Units, end of period	18,202.131	25,599.587

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(2,695,265)	$455,840
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(10,397,878)	(53,812,239)
Sales and maturities of U.S. government securities	19,750,000	64,702,087
Amortization of discounts and premiums	(2,122)	(9,353)
Due from brokers	7,916,358	(2,573,995)
Unrealized appreciation on open forward contracts	117,609	(4,870)
Futures contracts purchased	187,898	6,618,929
Unrealized depreciation on open forward contracts	(37,366)	242,316
Futures contracts sold	1,311,566	(4,737,706)
Management fees payable	(75,397)	(16,404)
Fees payable	(168,519)	(45,673)

Net cash provided by operating activities	15,906,884	10,818,932

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	482,129	2,925,801
Redemptions, net of change in redemptions payable	(8,296,379)	(14,834,491)

Net cash used in financing activities	(7,814,250)	(11,908,690)

Net increase (decrease) in cash	8,092,634	(1,089,758)

Cash, beginning of period	656,150	1,299,407

Cash, end of period	$8,748,784	$209,649

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2012

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

Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Superfund Capital Management is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended September 30, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2012, and December 31, 2011:

Superfund Green, L.P.

	Balance September 30, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$199,662	$—	$199,662	$—

Total Assets Measured at Fair Value	$199,662	$—	$199,662	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$174,721	$—	$174,721	$—
Futures contracts sold	1,193,811	1,193,811	—	—
Futures contract purchased	131,196	131,196	—	—

Total Liabilities Measured at Fair Value	$1,499,728	$1,325,007	$174,721	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$17,650,000	$—	$17,650,000	$—
Unrealized appreciation on open forward contracts	372,011	—	372,011	—
Futures contracts sold	923,781	923,781	—	—
Futures contracts purchased	114,873	114,873	—	—

Total Assets Measured at Fair Value	$19,060,665	$1,038,654	$18,022,011	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$243,000	$—	$243,000	—

Total Liabilities Measured at Fair Value	$243,000	$—	$243,000	$—

Superfund Green, L.P. – Series A

	Balance September 30, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$74,894	$—	$74,894	$—

Total Assets Measured at Fair Value	$74,894	$—	$74,894	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$56,398	$—	$56,398	$—
Futures contracts sold	456,586	456,586	—	—
Futures contract purchased	15,846	15,846	—	—

Total Liabilities Measured at Fair Value	$528,830	$472,432	$56,398	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$8,300,000	$—	$8,300,000	$—
Unrealized appreciation on open forward contracts	129,634	—	129,634	—
Futures contracts sold	349,440	349,440	—
Futures contracts purchased	42,325	42,325	—	—

Total Assets Measured at Fair Value	$8,821,399	$391,765	$8,429,634	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$87,311	$—	$87,311	—

Total Liabilities Measured at Fair Value	$87,311	$—	$87,311	$—

Superfund Green, L.P. – Series B

	Balance September 30, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$124,768	$—	$124,768	$—

Total Assets Measured at Fair Value	$124,768	$—	$124,768	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$118,323	$—	$118,323	$—
Futures contracts sold	737,225	737,225	—	—
Futures contract purchased	115,350	115,350	—	—

Total Liabilities Measured at Fair Value	$970,898	$852,575	$118,323	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,350,000	$—	$9,350,000	$—
Unrealized appreciation on open forward contracts	242,377	—	242,377	—
Futures contracts sold	574,341	574,341	—
Futures contracts purchased	72,548	72,548	—	—

Total Assets Measured at Fair Value	$10,239,266	$646,889	$9,592,377	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$155,689	$—	$155,689	—

Total Liabilities Measured at Fair Value	$155,689	$—	$155,689	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2012	Liability Derivatives at September 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$199,662	$—	$199,662
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(174,721)	(174,721)
Futures contracts	Futures contracts purchased	—	(131,196)	(131,196)
Futures contracts	Futures contracts sold	—	(1,193,811)	(1,193,811)

Totals		$199,662	$(1,499,728)	$(1,300,066)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$372,011	$—	$372,011
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(243,000)	(243,000)
Futures contracts	Futures contracts purchased	114,873	—	114,873
Futures contracts	Futures contracts sold	923,781	—	923,781

Totals		$1,410,665	$(243,000)	$1,167,665

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(996,010)	$421,538
Futures contracts	Net realized gain (loss) on futures and forward contracts	1,233,288	(1,756,935)

Total		$237,278	$(1,335,397)

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$317,840	$(104,072)
Futures contracts	Net realized gain (loss) on futures and forward contracts	1,605,035	(2,363,659)

Total		$1,922,875	$(2,467,731)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(940,516)	$319,538
Futures contracts	Net realized gain on futures and forward contracts	2,035,555	3,307,394

Total		$1,095,039	$3,626,932

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$123,404	$(369,861)
Futures contracts	Net realized gain (loss) on futures and forward contracts	8,975,493	(2,533,312)

Total		$9,098,897	$(2,903,173)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$168,991	0.4	$(85,097)	(0.2)	$30,671	0.1		$(89,624)	(0.2)	$24,941
Currency	130,176	0.3	(626,149)	(1.4)	38,998	0.1		(4,549)	(0.0)*	(461,524)
Financial	368,315	0.8	(27,868)	(0.1)	—	—		(16,315)	(0.0)*	324,132
Food & Fiber	70,500	0.2	—	—	33,433	0.1		(139,163)	(0.3)	(35,230)
Indices	64,415	0.1	(1,053,729)	(2.4)	—	—		(703)	(0.0)*	(990,017)
Metals	686,160	1.6	(2,475)	(0.0)*	—	—		(606,987)	(1.4)	76,698
Energy	178,396	0.4	(35,769)	(0.1)	—	—		(157,420)	(0.4)	(14,793)
Livestock	116,832	0.3	—	—	15,181	0.0	*	(356,286)	(0.8)	(224,273)

Totals	$1,783,785	4.1	$(1,831,087)	(4.2)	$118,283	0.3		$(1,371,047)	(3.2)	$(1,300,066)

*	Due to rounding

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$17,051	0.0	*	$(72,108)	(0.1)	$354,960	0.6	$(170,892)	(0.3)	$129,011
Currency	197,746	0.3		(6,098)	(0.0)*	260,294	0.4	(15,958)	(0.0)*	435,984
Financial	130,897	0.1		(98,758)	(0.2)	—	—	—	—	32,139
Food & Fiber	66,564	0.1		(5,688)	(0.0)*	216,359	0.3	(180,838)	(0.3)	96,397
Indices	49,517	0.1		(4,144)	(0.0)*	188,120	0.3	(89,978)	(0.1)	143,515
Metals	—	—		(79,729)	(0.1)	452,224	0.7	(105,682)	(0.2)	266,813
Energy	285	0.0	*	(135,719)	(0.2)	183,020	0.3	(4,860)	(0.0)*	42,726
Livestock	—	—		—	—	43,860	0.1	(22,780)	(0.0)*	21,080

Totals	$462,060	0.6		$(402,244)	(0.6)	$1,698,837	2.7	$(590,988)	(0.9)	$1,167,665

*	Due to rounding

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	201	121	$367,775	$725,553

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,149	1,349
Financial	6,605	1,015
Food & Fiber	102	162
Indices	3,151	1,212
Metals	1,132	352
Energy	945	545
Livestock	88	140

Total	14,373	4,896

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	116	154	$1,015,396	$1,090,392

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,872	448
Financial	4,189	753
Food & Fiber	616	214
Indices	1,478	1620
Metals	584	351
Energy	741	1,260
Livestock	182	114

Total	10,778	4,914

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(996,010)	$421,538	$(574,472)
Currency	(641,120)	(302,606)	(943,726)
Financial	1,022,121	336,950	1,359,071
Food & Fiber	883,663	(53,857)	829,806
Indices	128,232	(954,350)	(826,118)
Metals	1,001,773	(580,054)	421,719
Livestock	(175,453)	(165,523)	(340,976)
Energy	(985,928)	(37,495)	(1,023,423)

Total net trading gains (losses)	$237,278	$(1,335,397)	$(1,098,119)

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$317,840	$(104,072)	$213,768
Currency	(2,860,415)	(897,508)	(3,757,923)
Financial	1,663,038	291,993	1,955,031
Food & Fiber	(1,120,649)	(131,626)	(1,252,275)
Indices	(85,242)	(1,133,531)	(1,218,773)
Metals	258,313	(190,117)	68,196
Livestock	175,073	(245,353)	(70,280)
Energy	3,574,917	(57,517)	3,517,400

Total net trading gains (losses)	$1,922,875	$(2,467,731)	$(544,856)

	For the Three Months Ended September 30, 2011
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(940,516)	$319,538	$(620,978)
Currency	(3,017,759)	239,967	(2,777,792)
Financial	10,261,015	(1,227,849)	9,033,166
Food & Fiber	(1,522,865)	388,804	(1,134,061)
Indices	(949,356)	(987,513)	(1,936,869)
Metals	1,321,443	1,014,184	2,335,627
Livestock	(494,180)	57,270	(436,910)
Energy	(3,562,743)	3,822,531	259,788

Total net trading gains	$1,095,039	$3,626,932	$4,721,971

	For the Nine Months Ended September 30, 2011
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$123,404	$(369,861)	$(246,457)
Currency	974,851	(2,042,215)	(1,067,364)
Financial	11,392,830	(782,518)	10,610,312
Food & Fiber	(2,108,744)	(284,137)	(2,392,881)
Indices	(4,535,244)	(649,427)	(5,184,671)
Metals	4,170,620	(1,218,936)	2,951,684
Livestock	(233,690)	(292,960)	(526,650)
Energy	(685,130)	2,736,881	2,051,751

Total net trading gains (losses)	$9,098,897	$(2,903,173)	$6,195,724

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2012	Liability Derivatives at September 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$74,894	$—	$74,894
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(56,398)	(56,398)
Futures contracts	Futures contracts purchased	—	(15,846)	(15,846)
Futures contracts	Futures contracts sold	—	(456,586)	(456,586)

Totals		$74,894	$(528,830)	$(453,936)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$129,634	$—	$129,634
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(87,311)	(87,311)
Futures contracts	Futures contracts purchased	42,325	—	42,325
Futures contracts	Futures contracts sold	349,440	—	349,440

Totals		$521,399	$(87,311)	$434,088

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(331,665)	$149,750
Futures contracts	Net realized gain (loss) on futures and forward contracts	558,793	(666,727)

Total		$227,128	$(516,977)

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$164,926	$(23,828)
Futures contracts	Net realized gain (loss) on futures and forward contracts	723,237	(864,196)

Total		$888,163	$(888,024)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(320,274)	$101,711
Futures contracts	Net realized gain on futures and forward contracts	697,515	1,240,437

Total		$377,241	$1,342,148

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$45,281	$(132,417)
Futures contracts	Net realized gain (loss) on futures and forward contracts	2,857,942	(652,087)

Total		$2,903,223	$(784,504)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$63,744	0.3	$(27,310)	(0.1)	$11,150	0.1		$(29,088)	(0.2)	$18,496
Currency	49,588	0.2	(237,646)	(1.1)	15,110	0.1		(1,729)	(0.0)*	(174,677)
Financial	137,210	0.7	(11,243)	(0.1)	—	—		(6,531)	(0.0)*	119,436
Food & Fiber	21,000	0.1	—	—	11,425	0.0	*	(48,654)	(0.2)	(16,229)
Indices	22,990	0.1	(349,819)	(1.7)	—	—		(664)	(0.0)*	(327,493)
Metals	265,000	1.3	—	—	—	—		(234,525)	(1.1)	30,475
Energy	53,344	0.3	(10,889)	(0.1)	—	—		(63,280)	(0.3)	(20,825)
Livestock	44,619	0.2	—	—	7,070	0.0	*	(134,808)	(0.6)	(83,119)

Totals	$657,495	3.2	$(636,907)	(3.1)	$44,755	0.2		$(519,279)	(2.4)	$(453,936)

*	Due to rounding

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$7,369	0.0	*	$(24,481)	(0.1)	$122,265	0.4		$(62,830)	(0.2)	$42,323
Currency	77,234	0.2		(2,408)	(0.0)*	98,600	0.3		(5,057)	(0.0)*	168,369
Financial	47,673	0.1		(38,291)	(0.1)	—	—		—	—	9,382
Food & Fiber	25,776	0.1		(1,563)	(0.0)*	79,767	0.2		(66,801)	(0.2)	37,179
Indices	17,854	0.1		(1,435)	(0.0)*	75,259	0.2		(33,066)	(0.1)	58,612
Metals	—	—		(28,975)	(0.1)	167,018	0.5		(39,800)	(0.1)	98,243
Energy	30	0.0	*	(53,570)	(0.2)	70,100	0.2		(4,860)	(0.0)*	11,700
Livestock	—	—		—	—	17,370	0.0	*	(9,090)	(0.0)*	8,280

Totals	$175,936	0.5		$(150,723)	(0.5)	$630,379	1.8		$(221,504)	(0.6)	$434,088

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	86	51	$128,360	$238,238

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	833	526
Financial	2,571	392
Food & Fiber	39	55
Indices	1,166	456
Metals	435	136
Energy	334	198
Livestock	32	52

Total	5,496	1,866

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	51	68	$320,692	$355,831

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	961	167
Financial	1,427	274
Food & Fiber	229	76
Indices	558	563
Metals	199	123
Energy	251	445
Livestock	61	39

Total	3,737	1,755

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(331,665)	$149,750	$(181,915)
Currency	(240,332)	(114,020)	(354,352)
Financial	447,937	121,842	569,779
Food & Fiber	332,142	(24,639)	307,503
Indices	49,897	(333,431)	(283,534)
Metals	371,012	(223,941)	147,071
Livestock	(65,743)	(62,849)	(128,592)
Energy	(336,120)	(29,689)	(365,809)

Total net trading gains (losses)	$227,128	$(516,977)	$(289,849)

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$164,926	$(23,828)	$141,098
Currency	(1,119,575)	(343,045)	(1,462,620)
Financial	693,741	110,054	803,795
Food & Fiber	(484,746)	(53,408)	(538,154)
Indices	(4,492)	(386,105)	(390,597)
Metals	35,988	(67,769)	(31,781)
Livestock	65,923	(91,399)	(25,476)
Energy	1,536,398	(32,524)	1,503,874

Total net trading gains (losses)	$888,163	$(888,024)	$139

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(320,274)	$101,711	$(218,563)
Currency	(1,083,305)	85,425	(997,880)
Financial	3,537,672	(421,554)	3,116,118
Food & Fiber	(568,854)	154,381	(414,473)
Indices	(355,453)	(315,621)	(671,074)
Metals	518,876	358,656	877,532
Livestock	(165,410)	19,640	(145,770)
Energy	(1,186,011)	1,359,510	173,499

Total net trading gains	$377,241	$1,342,148	$1,719,389

	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$45,281	$(132,417)	$(87,136)
Currency	249,122	(657,369)	(408,247)
Financial	3,866,587	(264,988)	3,601,599
Food & Fiber	(765,814)	(66,384)	(832,198)
Indices	(1,411,370)	(194,007)	(1,605,377)
Metals	1,533,810	(385,529)	1,148,281
Livestock	(83,850)	(93,810)	(177,660)
Energy	(530,543)	1,010,000	479,457

Total net trading gains (losses)	$2,903,223	$(784,504)	$2,188,719

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2012	Liability Derivatives at September 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$124,768	$—	$124,768
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(118,323)	(118,323)
Futures contracts	Futures contracts purchased	—	(115,350)	(115,350)
Futures contracts	Futures contracts sold	—	(737,225)	(737,225)

Totals		$124,768	$(970,898)	$(846,130)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$242,377	$—	$242,377
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(155,689)	(155,689)
Futures contracts	Futures contracts purchased	72,548	—	72,548
Futures contracts	Futures contracts sold	574,341	—	574,341

Totals		$889,266	$(155,689)	$733,577

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(664,345)	$271,788
Futures contracts	Net realized gain (loss) on futures and forward contracts	674,495	(1,090,208)

Total		$10,150	$(818,420)

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$152,914	$(80,244)
Futures contracts	Net realized gain (loss) on futures and forward contracts	881,798	(1,499,463)

Total		$1,034,712	$(1,579,707)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(620,242)	$217,827
Futures contracts	Net realized gain on futures and forward contracts	1,338,040	2,066,957

Total		$717,798	$2,284,784

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$78,123	$(237,444)
Futures contracts	Net realized gain (loss) on futures and forward contracts	6,117,551	(1,881,225)

Total		$6,195,674	$(2,188,669)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$105,247	0.5	$(57,787)	(0.3)	$19,521	0.1		$(60,536)	(0.3)	$6,445
Currency	80,588	0.4	(388,503)	(1.7)	23,888	0.1		(2,820)	(0.0)*	(286,847)
Financial	231,105	1.0	(16,625)	(0.1)	—	—		(9,784)	(0.0)*	204,696
Food & Fiber	49,500	0.2	—	—	22,008	0.1		(90,509)	(0.4)	(19,001)
Indices	41,425	0.2	(703,910)	(3.1)	—	—		(39)	(0.0)*	(662,524)
Metals	421,160	1.8	(2,475)	(0.0)*	—	—		(372,462)	(1.6)	46,223
Energy	125,052	0.5	(24,880)	(0.1)	—	—		(94,140)	(0.4)	6,032
Livestock	72,213	0.3	—	—	8,111	0.0	*	(221,478)	(0.9)	(141,154)

Totals	$1,126,290	4.9	$(1,194,180)	(5.3)	$73,528	0.3		$(851,768)	(3.6)	$(846,130)

*	Due to rounding

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$9,682	0.0	*	$(47,627)	(0.1)	$232,695	0.7		$(108,062)	(0.4)	$86,688
Currency	120,512	0.4		(3,690)	(0.0)*	161,694	0.5		(10,901)	(0.0)*	267,615
Financial	83,224	0.3		(60,467)	(0.2)	—	—		—	—	22,757
Food & Fiber	40,788	0.1		(4,125)	(0.0)*	136,592	0.4		(114,037)	(0.4)	59,218
Indices	31,663	0.1		(2,709)	(0.0)*	112,861	0.4		(56,912)	(0.2)	84,903
Metals	—	—		(50,754)	(0.2)	285,206	0.9		(65,882)	(0.2)	168,570
Energy	255	0.0	*	(82,149)	(0.3)	112,920	0.3		—	—	31,026
Livestock	—	—		—	—	26,490	0.0	*	(13,690)	(0.0)*	12,800

Totals	$286,124	0.9		$(251,521)	(0.8)	$1,068,458	3.2		$(369,484)	(1.2)	$733,577

*	Due to rounding

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	115	70	$239,415	$487,315

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,316	823
Financial	4,034	623
Food & Fiber	63	107
Indices	1,985	756
Metals	697	216
Energy	611	347
Livestock	56	88

Total	8,877	3,030

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	65	86	$694,704	$734,561

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,911	281
Financial	2,762	479
Food & Fiber	387	138
Indices	920	1,057
Metals	385	228
Energy	490	815
Livestock	121	75

Total	7,041	3,159

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(664,345)	$271,788	$(392,557)
Currency	(400,788)	(188,586)	(589,374)
Financial	574,184	215,108	789,292
Food & Fiber	551,521	(29,218)	522,303
Indices	78,335	(620,919)	(542,584)
Metals	630,761	(356,113)	274,648
Livestock	(109,710)	(102,674)	(212,384)
Energy	(649,808)	(7,806)	(657,614)

Total net trading gains (losses)	$10,150	$(818,420)	$(808,270)

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$152,914	$(80,244)	$72,670
Currency	(1,740,840)	(554,463)	(2,295,303)
Financial	969,297	181,939	1,151,236
Food & Fiber	(635,903)	(78,218)	(714,121)
Indices	(80,750)	(747,426)	(828,176)
Metals	222,325	(122,348)	99,977
Livestock	109,150	(153,954)	(44,804)
Energy	2,038,519	(24,993)	2,013,526

Total net trading gains (losses)	$1,034,712	$(1,579,707)	$(544,995)

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(620,242)	$217,827	$(402,415)
Currency	(1,934,454)	154,542	(1,779,912)
Financial	6,723,343	(806,295)	5,917,048
Food & Fiber	(954,011)	234,423	(719,588)
Indices	(593,903)	(671,892)	(1,265,795)
Metals	802,567	655,528	1,458,095
Livestock	(328,770)	37,630	(291,140)
Energy	(2,376,732)	2,463,021	86,289

Total net trading gains	$717,798	$2,284,784	$3,002,582

	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$78,123	$(237,444)	$(159,321)
Currency	725,729	(1,384,846)	(659,117)
Financial	7,526,243	(517,530)	7,008,713
Food & Fiber	(1,342,930)	(217,753)	(1,560,683)
Indices	(3,123,874)	(455,420)	(3,579,294)
Metals	2,636,810	(833,407)	1,803,403
Livestock	(149,840)	(199,150)	(348,990)
Energy	(154,587)	1,726,881	1,572,294

Total net trading gains (losses)	$6,195,674	$(2,118,669)	$4,077,005

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of September 30, 2012 and December 31, 2011, there were no amounts due to brokers.

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

As of September 30, 2012, Superfund Capital Management owned 386.799 Units of Series A, representing 2.27% of the total issued Units of Series A, and 540.170 Units of Series B, representing 2.97% of the total issued Units of Series B, having a combined value of $1,149,436.07. Losses allocated to Units of Series A and Series B owned by Superfund Capital Management were $62,617.44 for the quarter ended September 30, 2012. Superfund Capital Management did not make any contributions to or withdrawals from any Series during this period.

8.	Financial highlights

Financial highlights for the period January 1 through September 30 are as follows:

	2012		2011
	Series A	Series B	Series A	Series B
Total return before incentive fees	(7.4)%	(9.6)%	(0.8)%	0.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global	0.2%	(0.2)%	0.0%	0.0%

Total return after incentive fees	(7.2)%	(9.8)%	(0.8)%	0.5%

Ratios to average partners’ capital
Operating expenses before incentive fees and MF Global	6.8%	7.4%	8.6%	9.2%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global	(0.2)%	0.1%	0.0%	0.0%

Total expenses	6.6%	7.5%	8.6%	9.2%

Net investment loss	(6.7)%	(7.4)%	(8.5)%	(9.2)%

Net asset value per unit, beginning of period	$1,306.48	$1,391.44	$1,550.72	$1,773.52
Net investment loss	(84.39)	(102.69)	(99.06)	(124.40)
Net gain (loss) on investments	(9.28)	(33.33)	86.35	132.65

Net asset value per unit, end of period	$1,212.81	$1,255.42	$1,538.01	$1,781.77

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(85.65)	$(130.46)	$(13.59)	$15.80

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(93.67)	$(136.02)	$(12.71)	$8.25

Financial highlights for the period July 1 through September 30 are as follows:

	2012		2011
	Series A	Series B	Series A	Series B
Total return before incentive fees	(4.0)%	(5.9)%	2.5%	3.7%
Incentive fees	0%	0%	0.0%	0.0%

Total return after incentive fees	(4.0)%	(5.9)%	2.5%	3.7%

Ratios to average partners’ capital
Operating expenses before incentive fees	2.3%	2.6%	8.4%	8.8%
Incentive fees	0.0%	0%	0.0%	0.0%

Total expenses	2.3%	2.6%	8.4%	8.8%

Net investment loss	(2.3)%	(2.6)%	(8.4)%	(8.8)%

Net asset value per unit, beginning of period	$1,263.62	$1,334.65	$1,500.62	$1,718.58
Net investment loss	(28.67)	(34.09)	(32.62)	(40.45)
Net gain on investments	(22.14)	(45.14)	70.01	103.64

Net asset value per unit, end of period	$1,212.81	$1,255.42	$1,538.01	$1,781.77

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(44.53)	$(76.09)	$36.69	$71.05

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(50.81)	$(79.23)	$37.39	$63.19

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,702,406 and $3,027,413, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $199,662 and $174,721, respectively, at September 30, 2012.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $627,356 and $1,099,788, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $74,894 and $56,398, respectively, at September 30, 2012.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $1,075,050 and $1,927,625, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $124,768 and $118,323, respectively, at September 30, 2012.

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

The majority of these futures and forwards mature within one year of September 30, 2012. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2012, the Fund has accepted subscriptions totaling $321,681 and redemptions over the same period totaled $5,734,106. For the quarter ended September 30, 2012, subscriptions totaling $162,585 in Series A and $159,096 in Series B have been accepted and redemptions over the same period totaled $3,790,098 in Series A and $1,944,008 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012

Series A:

Net results for the quarter ended September 30, 2012, were a loss of 4.0% in net asset value compared to the quarter ending June 30, 2012. In this period, Series A experienced a net decrease in net assets from operations of $826,543. This decrease consisted of interest income of $2,036, other income of $1, trading losses of $289,849, and total expenses of $538,731. Expenses included $108,368 in management fees, $58,577 in ongoing offering expenses, $8,787 in operating expenses, $234,309 in selling commissions, $125,292 in brokerage commissions, and $3,398 in other expenses. At September 30, 2012, the net asset value per Unit of Series A was $1,212.81.

Series B:

Net results for the quarter ended September 30, 2012, were a loss of 5.9% in net asset value compared to the quarter ending June 30, 2012. In this period, Series B experienced a net decrease in net assets from operations of $1,459,790. This increase consisted of interest income of $1,955, other income of $3, trading losses of $808,270, and total expenses of $653,478. Expenses included $117,999 in management fees, $63,783 in ongoing offering expenses, $9,567 in operating expenses, $255,133 in selling commissions, $204,338 in brokerage commissions, and $2,658 in other expenses. At September 30, 2012, the net asset value per Unit of Series B was $1,255.42.

Nine Months Ended September 30, 2012

Series A:

Net results for the nine-month period ended September 30, 2012, were a loss of 7.2% in net asset value compared to the year ending December 31, 2011. In this period, Series A experienced a net decrease in net assets from operations of $1,763,465. This decrease consisted of interest income of $4,984, other income of $673, trading gains of $139, and total expenses of $1,769,261. Expenses included $369,575 in management fees, $199,770 in ongoing offering expenses, $29,966 in operating expenses, $799,082 in selling commissions, $403,339 in brokerage commissions, and $9,046 in other expenses. At September 30, 2012, the net asset value per Unit of Series A was $1,212.81.

Series B:

Net results for the nine-month period ended September 30, 2012, were a loss of 9.8% in net asset value compared to the year ending December 31, 2011. In this period, Series B experienced a net decrease in net assets from operations of $2,695,265. This decrease consisted of interest income of $4,801, other income of $1,197, trading losses of $544,995, and total expenses of $2,156,268. Expenses included $394,938 in management fees, $213,479 in ongoing offering expenses, $32,022 in operating expenses, $853,918 in selling commissions, $621,273 in brokerage commissions, and $7,538 in other expenses. At September 30, 2012, the net asset value per Unit of Series B was $1,255.42.

Fund results for the 3rd Quarter 2012:

In September, the Fund’s trading strategies produced negative results as the expansion of accommodative policies by central bankers led investors to add risk. Optimism that followed the European Central Bank’s (“ECB”) decision to buy Spanish and Italian bonds was amplified by the U.S. Federal Reserve’s (the “Fed”) announcement of a third round of quantitative easing (“QE3”), lifting equities worldwide. The Fed revealed an open-ended plan to buy mortgage-backed securities while holding the federal funds rate near zero through at least mid-2015. The Bank of Japan’s (the “BOJ”) move to add 10 trillion yen to their asset purchase program and China’s openness to stimulus further supported stocks. Base metals climbed on hopes for increased demand while gold and silver benefited as inflation hedges. NY crude topped $100/bbl before growing stockpiles and the end of the summer driving season helped to reverse the trend. Natural gas rallied to a 2012 high on below normal gains in inventory ahead of the winter heating season. The Fund’s short-term strategies posted mixed results with gains in metals and losses in currencies. The Fund’s bond positions produced moderate losses in September as central bank intervention drove market movement. German bund yields climbed sharply as the ECB’s plan to purchase Italian and Spanish debt reduced safe-haven demand. Bund futures reached 3-month lows before concern over austerity measures within Spain’s 2013 budget and its ability to cooperate with the ECB sparked anxieties and reversed the move. After dipping 1.5%, U.S. 10-year note futures recovered to nearly unchanged on higher than expected U.S. jobless claims. The BOJ also eased, adding 10 trillion yen to its existing asset purchase program, suppressing Japanese Government Bonds (“JGB”) yields. The Fund’s allocation to currencies underperformed in September as the U.S. dollar lost ground against all major currencies in response to the Fed stimulus. Market expectations for QE3 proved to be correct as a weak employment data prompted further injections of liquidity. The Fed moved its focus to the mortgage market, announcing open-ended monthly purchases of $40 billion in mortgage backed securities. The ECB implemented a broad bond purchase program but stopped short of lowering interest rates. These moves prompted a decline in the U.S. dollar versus the euro (+2.2%) and the British pound versus the U.S. dollar (+1.6%). The Canadian dollar (+0.3%) strengthened versus the U.S. dollar as jobs data was better-than-expected. In Japan, the expansion of the BOJ’s bond purchase program led to volatile month for the yen (+0.5% versus the U.S. dollar). The Fund’s positions in the metals sector generated positive results in September as plans for open-ended asset purchases by U.S. and European central bankers and new infrastructure spending in China lifted both precious and base metal alike. Disappointing U.S. jobs data fueled growing expectations for monetary stimulus while China’s approval of new infrastructure spending supported metals early. Metals spiked higher following the announcement of QE3 with London Metal Exchange (“LME”) Aluminum (+11.3%) posting 11 consecutive gains, its longest rally in 25 years. LME and MEX copper gained 7.7% and 8.7% respectively on anticipated raw material demand. Labor unrest in South Africa forced the closure of mines owned by Anglo American Platinum, the world’s top producer. Platinum was up 19.2% since August 16, 2012. The Fund’s allocations to the energies sector yielded disappointing results in September as the 30% climb in crude since June abruptly reversed on demand concerns and a build in supplies. Saudi Arabia’s commitment to increase production, concern over a Spanish bailout and a reduced profit outlook from economic bellwether Fedex sent prices lower. The September 19, 2012 inventory report showed a build of +8.53M bbl, culminating in a 4.4% decline for crude. Gasoline strengthened against crude, climbing 1.2%, as refining capacity remained constrained. Heating oil also gained as the winter heating season draws near. Natural gas (+12.1%) finished at 2012 highs on news that stockpiles will fall short of capacity prior to winter.

In August, apart from its perpetual long gold position, the Fund’s strategies produced moderately disappointing results as guidance from central bankers increased investor appetite for risk. ECB president Mario Draghi’s late July statement that the he would do “whatever it takes” to preserve the euro proved to be the driving force behind a rally in European equity markets. German Chancellor Angela Merkel reaffirmed her country’s support for the ECB’s approach, increasing expectations for monetary stimulus. U.S. equities rallied in tandem with Europe, aided by a series of positive economic data, with the Standard & Poor’s 500 (“S&P 500”) reaching a four-year high. Fed minutes released in advance of the highly anticipated Jackson Hole symposium revealed the Federal Open Market Committee’s (“FOMC”) intention to implement a third round of quantitative easing unless the strength and pace of economic recovery improves soon. Energy markets rallied markedly, lifted by U.S. and euro-zone optimism, heightened tensions in the Middle East, and the falling U.S. dollar. The drought gripping the U.S. Midwest drove corn and soybean to all-time highs. The Fund’s short-term strategies underperformed with losses in equities, energies and currencies. The Fund’s positions in equities underperformed in August as European leaders worked to improve the region’s fiscal position, reducing anxiety over euro-zone debt issues. Yields in Spain and Italy fell back on increasing expectations that the ECB will take action to avoid default. Equities in the United Kingdom (“U.K.”) (+1.8%), Italy (+8.9%), and Spain (+10.5%) all finished with gains in spite of weak economic data. France (+3.6%) and Germany (+2.7%) managed to avoid recession during the second quarter, outperforming their neighbors in the European Union (the “EU”). In the U.S., the S&P500 (+2.2%) also gained, posting a four-year high. Asian equities in Japan (+1.6%) and Taiwan (+3.3%) finished on the plus side while stocks in China (-4.3%) fell as exports slowed. The Fund’s bond positions posted disappointing results in August as U.S. treasuries sold off steadily throughout the first half of the month in response to positive economic data and euro-zone optimism. Retail sales rose for the first time in four months while an encouraging 1.8% gain in housing prices signaled a strengthening economy. Reduced demand for safe-haven assets lifted U.S. 10-year note yields to an intraday three-month high of 1.86% before falling after Fed minutes alluded to the possible need for further stimulus. Positive economic news in Europe also contributed to risk appetite with better-than-expected gross domestic product (“GDP”) data from Germany (+0.3%) and France (unchanged), pressuring German bunds. The Fund’s positions in the energies sector benefited in August as the uptrend in the crude oil complex that began in July continued. Stronger employment data in the U.S. and an easing of European economic fears boosted the crude market early on expectations for increased demand. Inventory reports showed both crude and heating oil shrunk with heating oil inventories falling to a seasonally adjusted 4-year low. Tensions in the Middle East showed no signs of abating as hostilities continued to escalate in Syria. Crude prices climbed 9.6% while heating oil rose 11.5%. Natural gas prices fell back sharply, -12.8% to $2.799 per million British thermal unit (“btu”), as the supply glut rose still further and temperatures moderated. The Fund’s allocation to currencies produced negative results in August. High expectations on the latest ECB meeting went unmet as little new information was revealed and rates were left unchanged. Germany’s firm support of the euro and Greece’s reaffirmed dedication to meeting bailout targets, bolstered confidence. As a result, both the euro (+2.2%) and British pound (+1.3%) gained ground. The U.S. dollar (-1.8%) was mostly weaker as the slow pace of U.S. growth prompted the FOMC to suggest that additional stimulus might be necessary to spur a sustainable recovery. The Australian dollar (-1.5%) fell as weakening Chinese demand threatened to dampen exports. The Japanese yen (-0.3%) lost ground early on weak economic data but quickly rebounded.

In July, the Fund’s trading strategies returned to positive territory as capital preservation was the primary goal for investors. Unsustainable debt in Spain had government officials considering all options including bailout, default, or even leaving the euro while Greece’s troika of creditors found the country to be falling short of budgetary targets required for their 240 billion euro rescue package. China’s growth slowed to 7.6%, a three-year low, prompting two rate cuts so far this year. Investors seeking refuge redirected cash into safe haven debt instruments, pushing yields to record lows. In the U.S., the Great Plains growing region is facing the worst drought since 1956. Less than one-third of the U.S. corn and soybean crop is in good condition, propelling both markets to all-time highs. The Fund’s short-term strategies produced mixed results with gains in interest rates and losses in metals. The Fund’s equity positions underperformed in July. Volatility persisted as the overhang of European economic difficulties and slowing global growth continued to weigh on markets. Spain’s Ibex35 (-4.0%) fell to its lowest point since 2003 while the Italian Mib40 (-3.0%) reached an all-time low, prompting regulators to reinstitute short-sale bans in both countries. In the U.S., the Dow Jones Industrial Average (the “Dow”) (+1.1%) was supported by a drop in jobless claims and encouraging durable goods data. In China (+1.1%), slowing growth prompted a second cut to its key lending rate while Japanese stocks (-3.7%) lost ground, pressured by the yen’s appreciation. The Fund’s bond positions were profitable in July as investors poured money into safe-haven debt instruments despite record low yields. Spain remains at the center of Europe’s economic woes with 10-year bond yields reaching 7.75%, a euro-era record. In response, investment into German bunds increased, which twice touched a record low yield of 1.127%. British Long Gilts (+2.3%) also benefited from safe-haven inflows as Bank of England officials announced another 50 billion pounds in quantitative easing. Robust demand for the safety of U.S. debt drove 10-year and 30-year yields to record lows as well, at 1.379% and 2.4405% respectively. The Fund’s allocation to short-term interest rates generated positive returns in July as markets welcomed action from the ECB while looking to the Fed to follow suit. The ECB cut its benchmark lending rate to a record low of 0.75% and its overnight deposit rate to 0% in an effort to stave off recession. Speculation for further cuts drove the Euribor rate to a record low of 0.401%. Markets expect the Fed may now reconsider cutting the IOER (interest on excess reserves) from 0.25% in order to incentivize banks to reallocate reserves away from the Fed and into higher yielding areas. Anticipation for an IOER cut, coordinated with additional Fed tools, lifted Eurodollar futures. The Fund’s allocation to currencies produced moderate gains in July as global economic uncertainly drove money flows into safe-haven sovereign currencies at the expense of the euro. A permanent solution to the debt issues that plague southern Europe remained elusive, pushing the euro to a two-year low versus the U.S. dollar ($1.2043/euro). The yen maintained its favored status, up 7.2% since mid-March, while the Aussie dollar (+2.9%) also remained strong. The Canadian dollar (+1.5%) approached parity with its U.S. counterpart on relative economic outperformance. The Fund’s strategies produced strong returns in grains in July as the U.S. Midwest is experiencing its worst drought in nearly six decades. As of July 30th, only 25% of the crop was in good condition, the lowest since 1988. The USDA lowered yield estimates 12% to and is expected to make another significant cut in August. December corn gained 27% in July and is 59% higher since mid-June. It is likely that later maturing soybeans will be equally affected by the drought. The most active corn and soybean contracts posted all-time highs of $8.20  1/2 and 16.91  1/2 a bushel respectively. The Fund’s positions in the metals sector underperformed in July as Comex gold continued to trade in a narrow range and global instability hurt base metal demand. LME warehouse zinc (-1.9%) supplies surpassed one million metric tons for the first time in 17 years while copper imports to China fell to a 10-month low. Comex copper declined 2.1%, closing at $341.75/lb. Gold was confined to a 4.6% range as traders awaited signals from central bankers towards easing policies. The Fund’s allocation to the energy sector yielded disappointing results in July as crude oil mounted a rally from the dramatic decline over the last several months. Short-covering helped to start prices moving up early in the month as speculators sought to lock in gains. Rising political tensions between Israel and Iran helped to reinforce the rally with unrest in Syria increasing the likelihood of a near-term supply disruption. RBOB gasoline (+6.9%) and heating oil (+5.4%) moved up sharply in step with crude, in spite of ample supplies. Natural gas (+13.6%) rebounded further from lows as hot weather drove up cooling demand from utilities.

For the third quarter of 2012, the most profitable market group overall was the money market sector while the greatest losses were attributable to positions in the currencies sector.

Fund results for 2nd Quarter 2012:

In June, the Fund’s trading strategies yielded disappointing results as market sensitivity to European debt crisis news led to choppy market conditions. Investor focus remained on troubled European economies, with eyes turned to faltering Spain. Moody’s downgrade of Spanish sovereign debt was followed by rating reductions for numerous Spanish lenders. Depressed European indices reacted positively to EU summit agreements to reduce funding costs for Spain and Italy. U.S. stocks rallied in anticipation of QE3 but were disappointed as the U.S. Federal Reserve (the “Fed”) offered only an extension of the Operation Twist program. Commodity demand remains weak as supplies build in base metals and energies. U.S. crude inventories are at their highest since 1990 as growth in consumption is met with greater gains in production. The Fund’s short-term trading strategies also underperformed. The Fund’s allocation to equities underperformed in June due to volatile and directionless trading as European economic conditions weighed on global markets. Uncertainty over Greek elections eased as pro-EU moderates prevailed while business confidence in Germany hit a two-year low. European equities rose at the end of the month, as EU summit leaders eased repayment terms for Spanish banks. In the U.S., the Dow Jones Industrial Average (the “Dow”) rose 3.4% but gains were tempered by poor unemployment and weak consumer confidence. China reacted to slowing growth by cutting its key interest rate. The Australian SPI fell 0.4% despite surprise gains in gross domestic product (“GDP”) and employment, while the Japanese Nikkei climbed 5.6% on expectations for further stimulus. The Fund’s bond portfolio experienced losses in June as the recent rally stagnated due to a lack of substantial central bank stimulus. Investors hoping for new asset purchases from the Fed were disappointed as they chose only to expand their Operation Twist program by $267 billion. Europe’s bond rally also retreated as area-wide interest rates climbed in response to the increasingly insolvent Spanish banking sector. While bond rallies in the U.S. and Europe cooled, Japanese 10-year bond futures continued higher with yields reaching 0.79%, the lowest since 2003. The Fund’s allocation to currencies produced negative results in June as the U.S. dollar declined versus major currencies. The euro (+2.4% against the U.S. dollar) finished in positive territory while remaining under pressure due to the unresolved debt crisis. Spanish bank insolvency and unsustainable sovereign debt had sent the euro to 23-month low before regaining ground. The Swiss franc (+2.5%) gained against the dollar while holding steady against the euro. The British pound (+1.7%) rose versus the dollar after May’s sharp decline while also gaining favor versus the euro. The Fund’s grain allocations generated moderate losses in June as hot and dry conditions in the U.S. threatened to damage the largest projected corn crop since 1937. December corn surged 21.6% as the market digested rapidly deteriorating crop conditions. Soybeans (+12.4%) trailed corn higher, tempered by hopes that the later developing crop still has time to recover. The Fund’s positions in the metals sector generated moderately negative results in June as gains in short base metal positions were offset by losses in range-bound COMEX gold (-0.4%). Demand for base metals has suffered as Chinese growth has slowed and the broader world economy has failed to show significant signs of recovery. After spending nearly the entire month in negative territory, however, base metals took part in a global rally spurred by European leaders’ agreement on short-term measures to assist Spanish banks. The Fund’s allocation to the energy sector produced gains in June as weak demand and ample supplies pushed prices lower. Global economic weakness continues to be the key driver of prices near-term as slowing global growth has hurt overall energy demand. Crude oil touched an eight-month low of $77.28/bbl with supplies reaching 22-year highs. Gasoline (-3.5%) fell as U.S. supplies rose more than expected and demand remains soft. Heating oil (-0.4%) also suffered from a rise in inventories and warm temperatures.

In May, the Fund’s trading strategies produced strong results as uncertainty and eroding optimism dominated market sentiment, sending investors on a broad-based flight to safety. Falling business confidence in Germany, rising euro-zone unemployment, and a shrinking manufacturing sector led to dramatic risk reduction across all sectors. The euro decreased to a nearly two-year low as investors sought the safety of the U.S. dollar, pressuring commodities. The S&P GSCI index of 24 commodities plunged 13%, its worst month since the recession of 2008. Demand for capital preservation drove yields of safe-haven debt instruments to all-time lows. The Fund’s short-term models enhanced monthly gains with profitable positions in CME Australian dollar, Comex gold and CBT U.S. T-Bonds. The Fund’s equity positions excelled in May as markets fell sharply on weakening economic conditions. European economies continued to soften with negative quarterly GDP and falling indices in the U.K. (-7.5%), Italy (-10.4%), Spain (-11.8%), and Greece (-30.6%). Even though Germany managed to show slight positive GDP growth of .5%, Dax futures fell 7.9%. The possibility of a Greek departure from the euro-zone increased as economic and political pressures mount. In the U.S., the Dow slipped 5.3% as factory orders fell 1.5% and leading indicators slipped 0.1%, leaving only modest growth expectations for the near-term. The U.S. added 115,000 jobs in April, the fewest since October, 2011. Shares across Asia were decidedly weak with the Hang Seng (-11.5%), Nikkei (-10.2%), and MSCI Taiwan (-3.5%) sinking on weakening export demand. The Fund’s bond exposure returned substantial profits in May as the risk-off trade prevailed in response to the unresolved debt crisis in Europe. Elevated fears that Greece may leave the euro-zone and an increasingly troubled Spanish banking sector combined to lift borrowing costs for at-risk sovereigns. Fear-driven investment poured into safe-haven assets in Germany, the U.S., and Australia. German 10-year bund futures (+3.5%) rose to all-time highs. In the U.S., strong demand for safety pushed the benchmark 10-year note to a record low of 1.5309% with 30-year yields approaching their 2008 bottom. The Fund’s allocations to currencies yielded strong results in May as the U.S. dollar advanced sharply in a general flight to safety. Heightened European instability and slowing global growth hurt equity markets while driving the Dollar Index to a 5.4% gain and a 21-month high. The euro slid 6.6% against the U.S. dollar as regional unemployment hit 10.9%, a 15-year high. U.K. retail sales dropped the most over two years, pushing the British pound 5.0% lower versus the U.S. dollar. The Australian dollar fell 6.2% as the Reserve Bank of Australia (“RBA”) unexpectedly cut its key lending rate 50 basis points to 3.75%. Only the Japanese yen (+1.8%) managed to rise against the U.S. dollar in relatively quiet trade. The Fund’s positions in the metals sector generated significant gains in May. Precious and industrial metals fell as a risk-off mentality began to permeate futures markets once again on renewed fears of a global economic recession. Euro-zone service and manufacturing sector data showed contraction for the ninth consecutive month, adding to concerns about the health of the global economy. Manufacturing data in China continued to reveal slowing growth, pushing down industrial metal. LME and COMEX copper fell for four consecutive weeks while LME aluminum slumped 5.9%. All base metals, with the exception of zinc, established new lows for 2012 in May, as did COMEX gold (-6.1%) and silver (-10.3%). The Fund’s allocation to the energy sector produced robust gains, benefitting from the sharp decline in the petroleum complex as ample supply and slack demand pressured prices. After several months of consolidation in crude, technical breaks below support levels led to a significant decline in both NYMEX and Brent futures, dropping 17.5% and 14.7% respectively. In natural gas, the well-established down-trend was finally broken as multi-year lows spurred buying interest. Mild spring weather and warm near-term forecasts helped support prices on increased cooling needs.

In April, the Fund’s trading strategies produced mixed results as markets digested signs of moderating growth and concerns over European sovereign debt. Minutes from a meeting of the Fed revealed the U.S. central bank will refrain from additional stimulus unless the economy wavers, sparking concern over growth and demand for raw materials. Upticks in weekly jobless claims and weak sales of previously-owned homes added to bearish sentiment. Chinese GDP grew 8.1%, the slowest pace in nearly three years as the country seeks to rebalance its economy away from exports and towards domestic consumption. Tenuous optimism in Europe gave way to increasing instability as austerity measures and ECB efforts to spur growth have yet to solve the regions debt woes, punctuated by S&P’s downgrade of Spanish debt. Investment flowed into safe-haven debt instruments of the U.S., Germany, and Australia in response to the weakness. The Fund’s bond exposure produced robust returns in April as investment poured into safe-haven assets on renewed euro-zone weakness and concerns over slowing growth. Spain’s soaring unemployment (24.4%), contracting GDP (-0.3%), and alarming spike in non-performing loans led to poor debt auctions as their 10-year yield climbed back above 6%. Resurging peripheral debt woes sent investors flocking to the security of German bunds (+1.9%). British Long Gilts also benefited from safe-haven inflows but performance was muted due to negative GDP growth in the U.K. Despite mixed economic signals and signs of stagnation, the U.S. maintained its favored position relative to struggling European economies, driving demand for U.S. debt. Australian debt yields fell to record lows as easing inflation data is widely expected to prompt a rate cut from the RBA at its next meeting. The Fund’s allocation to foreign exchange markets underperformed in April as markets ended little changed in volatile trade. Concerns over sovereign debt and slowing economic growth left European currencies seeking solid direction. The euro (-0.7%) fell modestly as economic indicators softened and Spain’s debt was downgraded. The Swiss franc (-0.5%) fell against the U.S. dollar after reversing early month gains. The British pound (+1.5%) gained against the U.S. dollar and the euro (+2.2%) on expectations the Bank of England will not pursue further stimulus. The Australian dollar (+1.0%) continued its position as a favored currency with the RBA keeping rates unchanged as their economy sustains growth. The Canadian dollar (1.1%) also appreciated as unemployment there fell to 7.2%. The Japanese yen (+3.8%) regained ground from its recent decline as the Bank of Japan remains focused on easing in an effort to strengthen growth prospects. The Mexican peso (-1.5%) fell back on worries global growth concerns will dampen exports. The Fund’s positions in the metals sector generated moderate losses in April due to sharp reversals in the LME and COMEX copper markets. Poor U.S. monthly payroll and industrial production figures, slowing Chinese growth and heightened euro-zone debt concerns drove copper 6.6% lower to 3-month lows before being turned markedly higher on falling inventories. LME copper stockpiles dropped to 241,550 tons, the lowest level since November of 2008 and down 30% since January as miners struggle to keep pace with consumption. COMEX copper posted five consecutive gains at month’s end, its longest rally since August, to close nearly unchanged. Short positions in COMEX silver (-4.7%) helped to offset losses while COMEX gold (-0.3%) had its smallest monthly change since March of 2010 as traders waited for clarity on global economic conditions. The Fund’s allocation to the energy sector yielded losses in April as encouraging U.S. manufacturing and consumer spending supported energy markets despite reduced geopolitical risk, slowing growth in China, and renewed recession fears in Europe. NYMEX crude posted its least volatile month in 17 years, trading in a 4.8% range, tightly bound by its 100 and 50-day moving averages. Weekly inventories (373 million barrels) reached an 11-month high as Chinese manufacturing contracted for the sixth straight month. Brent crude’s premium over West Texas Intermediate (“WTI”) shrunk to as little as $13.61, the smallest margin since January, as Spain and the U.K. slid back into recession and negotiations with Iran showed promise.

For the second quarter of 2012, the most profitable market group overall was the bonds sector while the greatest losses were attributable to positions in the grains sector.

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone GDP unexpectedly contracted as the region struggled to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in

March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. JGB came under pressure as the BOJ resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow (+1.2%) and the S&P 500 (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%) and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions.

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq Stock Market (the “Nasdaq”) hit 11-year highs and the Dow closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. CBOT corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27, injecting 530 billion euros of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in bunds and 10-year

Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for QE3. Immediately prior to the plunge, gold and silver each hit multi-month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate COMEX (+2.1%) and LME copper (+2.2%).

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

Three Months Ended September 30, 2011

Series A:

Net results for the quarter ended September 30, 2011 were a gain of 2.5% in net asset value compared to the quarter ending June 30, 2011. In this period, Series A experienced a net increase in net assets from operations of $914,343. This increase consisted of interest income of $3,411, trading gains of $1,719,389, and total expenses of $808,457. Expenses included $180,949 in management fees, $97,810 in ongoing offering expenses, $14,671 in operating expenses, $391,028 in selling commissions, $118,611 in brokerage commissions, and $5,388 in other expenses. At September 30, 2011 and June 30, 2011, the net asset value per Unit of Series A was $1,538.01and $1,500.62, respectively.

Series B:

Net results for the quarter ended September 30, 2011 were a gain of 3.7% in net asset value compared to the quarter ending June 30, 2011. In this period, Series B experienced a net increase in net assets from operations of $1,914,050. This increase consisted of interest income of $3,269, trading gains of $3,002,582, and total expenses of $1,091,801. Expenses included $228,508 in management fees, $123,517 in ongoing offering expenses, $18,528 in operating expenses, $494,077 in selling commissions, $218,998 in brokerage commissions, and $8,173 in other expenses. At September 30, 2011 and June 30, 2011, the net asset value per Unit of Series B was $1,781.77 and $1,718.58, respectively.

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

Fund results for 3rd Quarter 2011:

In September, the Fund’s trading strategies posted disappointing results as economic uncertainty spiked, precipitating a severe bout of commodity market liquidation and corresponding flight to the U.S. dollar and treasuries. Equities came under pressure early as poor U.S. unemployment data and growing dysfunction in European money markets prompted liquidation. Values remained under duress for the balance of the month as the International Monetary Fund, the Fed, and the ECB offered bearish assessments of downside risks to global growth. The U.S. dollar gained along with U.S. and European treasuries as investors flocked to safe haven assets while awaiting further clarity from European authorities. Gold and silver reversed August’s gains on a stronger U.S. dollar, increased margin requirements, and collateral damage from commodity and equity market liquidation. Grains and soft commodities were hit particularly hard amid the fundamental reassessment of demand, a stronger U.S. dollar and improved production prospects. The Fund’s short-term strategies further detracted from overall performance as losses in currencies and energies offset gains in bonds, metals, and stocks. The Fund experienced significant losses in grains and agricultural markets in September. Losses were seen in grain market trades amid global economic concerns, weakening demand, seasonal harvest pressure and a strong U.S. dollar. Positions in agricultural products underperformed as the combination of excellent production and the increasing likelihood of a global recession resulted in heavy liquidation. Allocations to currencies and money markets also yielded negative returns in September. Losses in currency markets resulted from a massive flight out of risk assets, including commodities, commodity currencies, and emerging market equities, which propelled the U.S. dollar sharply higher against a global basket of currencies. Positions in global money markets lost ground in September as continued instability in financial markets led to choppy action at the top of the recent range. Pressure continued to mount on European officials as major bank shares fell amid reports of rising dysfunction in the inter-bank lending market. This prompted the major central banks to coordinate funding and stability to the system. The Fund’s models produced gains in metals and bonds in September. Metals markets saw positive results overall as the seemingly intractable European debt crisis escalated pessimism regarding industrial metal demand. The Fund’s bond portfolio continued to perform well during September as fear and central bank intervention drove major sovereign debt prices higher. As world commodity and equity prices fell, investors invested in cash into the safe haven assets of medium and long-term sovereign debt. Other markets, relative to those discussed above, did not have a substantial impact on the month’s overall negative performance.

In August, the Fund’s trading strategies yielded mixed results as volatility continued to rise in conjunction with political and economic uncertainty. Global contagion fears escalated to new levels during the month following the downgrade of U.S. debt and heightened fears of a downgrade of French debt. The Fund’s trend following models produced gains in bonds and money markets as safe haven capital flooded to sovereign debt. The Fund’s short-term strategies also contributed positively to overall performance as gains in bonds, metals, and energies offset losses in stocks and currencies. The Fund’s allocation to bond markets outperformed once again in August as the fear trade picked up momentum amid flagging consumer sentiment as governments continued to fail to address long-term deficit challenges. U.S. bonds increased over 7% as safe haven demand surged with the S&P downgrade of U.S. debt and subsequent heavy liquidation in global equity markets. The trading strategies also produced gains from short-term interest rate futures positions in August as the uptrend remained firmly entrenched. Short-term rate futures around the world spiked higher early in the month as equities sold off in response to uncertainty surrounding the debt of both sovereigns as well as major financial institutions. Somewhat paradoxically this led to a flight to safety to some of the very sovereigns that were coming under fire, most notably the U.S. Allocations to equities markets yielded negative results in August as global markets collapsed under the weight of fears surrounding the stability of major international banks. Equity market volatility skyrocketed as S&P’s downgrade of U.S. debt was followed by fears of a French downgrade due to exposure to Italy. Global growth expectations contracted quickly sending Italian (-15.7%), Spanish (-8.9%), and French (-11.4%) indices sharply lower, prompting regulators to establish short-selling bans. Short sellers responded by attacking Europe’s leading economy, sending Germany’s DAX to a loss of 19.4%. Asian markets also suffered amid global contagion fears, as Japan (-9%), Korea (-13%), and Singapore (-9.7%) witnessed double-digit declines. Late month news that Warren Buffet was investing $5 billion in embattled Bank of America shares along with a surprisingly strong U.S. durable goods number and a Greek bank merger restored some measure of confidence while limiting losses in the Dow to 4.1%. The Fund’s currencies positions also yielded negative returns in August as the euro and U.S. dollar settled into tight ranges while risk currencies reversed lower. Other market sectors, relative to those discussed above, did not have a substantial influence on the Fund’s relatively flat performance in the month of August.

In July, the Fund’s trading strategies bounced back to produce strong returns as global contagion fears resulted in strong moves for safe haven assets at the expense of risk. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds and stocks offset small losses in currencies, metals and energies. The strongest performing sectors on the month were bonds, metals, and currencies, with bonds having the most substantial returns. Meanwhile, stock indices and grains produced moderate losses. The Fund’s bond positions performed well in July on speculation that there was an increasing likelihood of a debt-related slowdown in Europe and the U.S. German bonds rallied on demand for safe haven assets as CPI figures remained muted despite factory orders and exports easily surpassing expectations. The health of major banks in Italy and Spain came into question forcing Spanish and Italian yield to soar amid increasing loan losses for private banks. In the U.S., the combination of a disappointing early month jobs report and debt ceiling related slowdown fears supported the steady trend higher. Allocations to metals produced positive results on the month as policy maker deadlocks in Europe and the U.S. drove investors to the perceived safety of gold and silver. December gold finished 8.4% higher, surpassing the $1,637 level, while September silver added 15.2% to finish just over the $40 mark. London copper added 4.5% due to strong U.S. corporate earnings and a 20% increase in Chinese refined copper imports following May’s domestic stocks drawdown. An early month Chinese rate hike and a somewhat disappointing GDP report did little to slow the advance. The Fund’s currency market positions yielded positive results in July as early U.S. dollar strength reversed mid-month, giving way to concern over the risks associated with a failure to raise the U.S. debt ceiling. The first half of the month saw significant euro weakness amid conflicting signals from various euro zone officials as to the ultimate fate of their heavily indebted members and the monetary union itself. The U.S. dollar rallied over 2% while the euro gave up over 3% amid Greek default talk and heightening Italian solvency concerns. From there, the U.S dollar reversed as global investors sought protection from a potential U.S. default as debt ceiling negotiations faltered. The Fund yielded slightly negative results in the stock indices sector in July as global markets continued to retrace from spring highs amid debt worries. Grain positions also experienced moderate losses in July on weather related yield uncertainty.

For the 3rd quarter of 2011, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the currencies sector.

Fund results for 2nd Quarter 2011:

In June, the Fund’s trading strategies yielded negative results as the correction in stocks and commodities that began in May continued, only to reverse late in the month. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds, metals, and stocks offset losses in currencies and energies. The Fund underperformed in equities futures trading in June as stagnating growth and European sovereign debt worries sent indices sharply lower. European equities plummeted as EU officials, private creditors, and the Greek government struggled to find a workable solution to the crisis. Meanwhile, the Fund’s bond strategies outperformed across the board in June, responding in a classic inverse manner to the factors affecting equities. German bunds moved steadily higher early as uncertainty over the status of Greek debt intensified. Lower than expected German factory orders and industrial production supported values as well. Australian bonds rallied, due in part to the attractive yield differential versus the U.S., Europe, and Japan. The Fund’s allocation to global energy markets produced losses as the recent correction continued in June, reflecting increasing pessimism for economic prospects. Energy markets and commodity currencies sold off while treasuries gained on safe haven flows as softening manufacturing data prompted the ECB and the Fed to lower their longer term inflation estimates. However, with a late month agreement on a new aid package, equities and other risk assets reversed higher, while treasuries gave back earlier gains. Late month losses in previous metals and choppy action in base metals led to negative performance in that sector. The Fund’s trading models also produced losses in grains in June as improving weather and declining demand prospects associated with macroeconomic concerns led to sharp reversals. Gold and silver finished lower on the inflation outlook while grains sold off as excellent weather and an uncertain demand outlook led to higher inventory estimates.

In May, the Fund’s medium to long term trading strategies underperformed as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals, and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing, and GDP combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all-time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil, and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the dollar, and a surprise 8% upward revision in 2010-11 the USDA corn ending stocks.

In April, the Fund’s allocation to global stock indices performed well in April as the uptrend in equities continued. The Dow rose 4.4%, reaching mid-2008 highs on excellent quarterly earnings. Late-month results from Apple and IBM easily offset the downgrade of the U.S. credit outlook by S&P. European equities generally ignored sovereign debt worries, finishing broadly higher as surging Germany factory orders and industrial production set a positive tone. However, Greece’s ASE-20 moved back to its lows as debt restructuring rumors rattled investors. Asian indices tracked steadily higher, continuing to capitalize on China’s dynamic growth. Japan’s Nikkei (+1.3%) broke higher late as disaster recovery efforts progressed. The Fund yielded negative results in global bond markets in April as a mid-month reversal produced losses. German bunds continued their recent trend lower early in the month as strong economic data at home combined with sovereign debt fears on the periphery to drive yields higher. Ongoing inflation fears ahead of the ECB’s 25 basis point rate hike also exerted pressure. Values then recovered somewhat before vaulting higher in conjunction with the downgrade of the U.S. credit outlook by S&P as investors received a sobering reminder of the potential long-term risks to global growth prospects. The Fund experienced minor gains from its allocation to short-term interest rate futures in April in mixed action. Eurodollar futures trended higher as the Fed officially reiterated its commitment to completing the second round of quantitative easing (“QE2”) after some doubts were expressed last month. Euribor futures finished mixed as the ECB maintained its vigilant stance on inflation by raising their discount rate 25 basis points as expected. Allocations to currency markets yielded strong results in April as recent trends extended amid accelerating U.S. dollar weakness. The euro surged to its highest level since December of 2009 as an S&P downgrade of the U.S. credit outlook prompted severe U.S dollar weakness as the month came to a close. The Australian dollar marched 6.2% higher amid excellent export growth, while the New Zealand dollar rose by approximately the same percentage on a rising appetite for yield and risk as global investors sought to offset asset deterioration linked to inflation. The Colombian peso added another 5.5% amid heavy foreign direct investment flows into the oil and mining industries. Sweden’s krona and Brazil’s real also gained significantly as rate hikes attracted yield hungry investors. The Fund’s grain positions suffered losses in April amid heightened volatility as values fluctuated along with uncertain weather. Soybeans finished lower on the prospect of U.S. corn acres shifting to soybeans due to an excessively wet spring. A potentially record breaking South American crop led China to cancel U.S. purchases, while a bearish commodity call by Goldman Sachs pressured values as well. Wheat sold off late, losing 7% of its value as forecasts for badly needed rains in winter wheat areas offset the bullish effects of excessive moisture in spring wheat regions. Corn traded to all-time highs above $7.80 per bushel as poor planting progress threatened to exacerbate historically tight supplies. The Fund’s allocation to agricultural markets also resulted in losses for April as growing supplies offset the weaker U.S. dollar. June cattle (-6.2%) fell throughout the month after establishing record highs on April 4th as the USDA reported that commercial red-meat production reached a record high. June hogs also reversed to finish 8.4% lower after a reported 12% increase in frozen pork stocks versus last year. Cotton fell sharply on concern that China’s attempts to slow inflation using higher interest rates and reserve rate requirements would cut into demand. Meanwhile, July NY coffee established 14-year highs amid poor weather in South America. Allocations to metals outperformed in April as exceptional U.S. dollar weakness and rising inflation throughout the world propelled precious metals sharply higher. Gold saw an 8.1% gain, surpassing the $1,550 per ounce mark. July silver tacked on another 28%, pushing its year to date return to over 50% in frenzied action. Copper futures lost 3.4% as the U.S. credit downgrade and another reserve requirement hike in China dampened the growth outlook for the world’s two largest copper consumers.

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

In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after CPI readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in WTI crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil, and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya, and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 per million btu level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2012 and December 31, 2011.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2011-11

In December 2011, FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Superfund Capital Management is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no sales of unregistered securities during the quarter ended September 30, 2012.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2012:

Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2012	1,909.855	1,295.77
August 31, 2012	601.759	1,267.40
September 30, 2012	455.816	1,212.81

	2,967.43

Series B:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2012	534.032	1,380.09
August 31, 2012	413.996	1,337.64
September 30, 2012	520.403	1,255.42

	1,468.431

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012	SUPERFUND GREEN, L.P.
(Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX