Form 10-K
period 2012-12-31
SUPERFUND GREEN, L.P.
filed 2013-03-26
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated May 8, 2012, included within the Post-Effective Amendment No. 3 to Superfund Green, L.P.’s Registration Statement on Form S-1 (File No. 333-162132), is incorporated by reference into Item 1 and Item 5.

PART I

Item 1. Business.

Superfund Green, L.P. (the “Fund”) is a limited partnership which was organized on May 3, 2002 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Sixth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund is organized as two separate series of limited partnership units (the “Units”), Series A and Series B (each, a “Series”). The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The general partner and trading manager of the Fund is Superfund Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”) and is therefore subject to the provisions of the Commodity Exchange Act, the regulations of the CFTC and the rules of the NFA.

Narrative Description of the Business

A description of the business of the Fund, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Fund’s current Prospectus dated May 8, 2012, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges to Each Series” and such description is incorporated herein by reference from the Prospectus.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in certain futures contracts. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. These position limits are not yet effective and there is considerable uncertainty surrounding their application. All accounts controlled by Superfund Capital Management, including the accounts of each Series, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit Superfund Capital Management may modify the trading decisions for the Fund or be forced to liquidate certain futures positions, possibly resulting in losses.

The Fund may also trade in dealer markets for forward and swap contracts. In addition, the Fund trades on foreign commodity exchanges, which are not currently subject to regulation by any United States (“U.S.”) government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010. As a result of rules being implemented by the CFTC pursuant to Dodd-Frank, the regulatory landscape affecting the Fund is evolving. For example, Dodd-Frank mandates that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by Dodd-Frank may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing and the possible imposition of new or increased fees.

The Fund itself has no employees. Rather it is operated by Superfund Capital Management. Superfund Capital Management employs approximately 12 full-time employees.

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

As of December 31, 2012, there were 794 holders of Series A Units and 1,220 holders of Series B Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Fund during 2012 or 2011. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus dated May 8, 2012, included within the Registration Statement on Form S-1 (File No. 333-162132), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2012:

Series A:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2012	1,141.345	1,166.17
November 30, 2012	435.167	1,108.41
December 31, 2012	938.190	1,130.49

Total	2,514.702

Series B:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2012	1,078.052	1,183.77
November 30, 2012	948.710	1,100.31
December 31, 2012	676.935	1,138.65

Total	2,703.697

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2012, subscriptions totaling $1,629,238 for the Fund as a whole, $840,309 in Series A and $788,929 in Series B had been accepted and redemptions over the same period totaled $22,691,587 for the Fund as a whole, $12,021,886 in Series A and $10,669,701 in Series B.

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

Results of Operations

2012

Series A:

Net results for the year ended December 31, 2012 were a loss of 13.4% in net asset value compared to the preceding year. In this period, Series A experienced a net decrease in net assets from operations of $3,138,973. The 2012 results consisted of interest income of $5,629, other income of $675, trading losses of $950,156 and total expenses of $2,195,121. Expenses included $455,240 in management fees, $246,076 in ongoing offering expenses, $36,912 in operating expenses, $984,302 in selling commissions, $501,855 in brokerage commissions and $12,253 in other expenses. At December 31, 2012 and December 31, 2011, the net asset value per Unit of Series A was $1,130.49 and $1,306.48, respectively.

Series B:

Net results for the year ended December 31, 2012 were a loss of 18.2% in net asset value compared to the preceding year. In this period, Series B experienced a net decrease in net assets from operations of $4,814,078. The 2012 results consisted of interest income of $5,647, other income of $1,199, trading losses of $2,154,966 and total expenses of $2,665,958. Expenses included $486,724 in management fees, $263,093 in ongoing offering expenses, $39,464 in operating expenses, $1,052,374 in selling commissions, $778,655 in brokerage commissions and $12,548 in other expenses. At December 31, 2012 and December 31, 2011, the net asset value per Unit of Series B was $1,138.65 and $1,391.44, respectively.

Fund results for 4th Quarter 2012:

In December, the Fund’s strategies ended 2012 on a positive note with gains despite the uncertainty resulting from U.S. budgetary negotiations. As the year-end deadline approached, U.S. political leaders struggled to avert the so-called fiscal cliff, a term used to describe the deadlock over $607 billion in tax increases and cuts to government spending. Meanwhile the U.S. Federal Reserve (the “Fed”) announced $45 billion in monthly treasury purchases while also linking its key interest rate to unemployment and inflation for the first time. U.S. equities finished nearly unchanged despite optimistic economic data while European and Asian stocks gained ground. Japanese stocks and commodities were lifted by the plummeting yen as newly elected Prime Minister Shinzo Abe pushed for bold monetary easing. Gold and silver fell below 200-day moving averages while base metals and energies fluctuated on fiscal cliff related demand prospects. The Fund’s short-term strategies produced mixed returns with gains in stocks and metals and losses in energies. The Fund’s models generated positive returns in global equity indices in December as tensions over European finances eased. The DAX gained ground on encouraging factory orders and inflation-free consumer price index and producer price index figures while the IBEX35 and MIB40 climbed in-spite of economic weakness. The Japanese Nikkei soared as the tumbling yen boosted export demand expectation while Chinese H-Shares profited on strong industrial production and retail sales data. In the U.S., the Dow Jones Industrial Average (the “Dow”) and the Standard & Poor’s 500 (“S&P 500”)declined on the fiscal cliff deadlock before reaching positive territory on the last day of trading as political parties closed in on a budgetary resolution. The Nasdaq Stock Market (the “Nasdaq”) fell as shares of the influential Apple Inc. continued to come under pressure. The Fund’s positions in the bond sector resulted in loss in December as U.S. fiscal cliff negotiations continued to drive market movement. Fiscal cliff uncertainty, expectations for poor U.S. employment data, and downbeat euro-zone forecasts drove global yields lower at the start of December. The addition of 146,000 jobs and the Fed’s expansion of the third round of quantitative easing (“QE3”) reversed the trend as investors turned to risk. Renewed optimism for a budget resolution pushed U.S. 10-year yields to a 7-week high of 1.85% before investment turned to safety once again. German bund yields approached record lows on expectations for a rate cut by the European Central Bank (“ECB”) before Greece reached a deal to repurchase some of its sovereign securities and the ECB left rates unchanged, diminishing demand for Europe’s safest asset. The Fund’s allocations to currency markets profited in December as trends in the euro and yen persisted. The U.S. dollar was lower against major currencies due to the increasing threat of fiscal cliff tax increases and spending cuts. The euro remained relatively strong as the ECB again held the line on interest rates and the recent recovery in equity markets boosted confidence. The British pound also gained despite the relative weakness of the United Kingdom (“U.K.”) economy. The U.S. dollar lost value against most South American currencies including the Columbian peso and Brazilian real. The Japanese yen fell drastically, reaching a 28-month low, as the Bank of Japan (“BOJ”) continued its attempts to weaken its currency. The Australian dollar was modestly weaker in the face of soft commodity demand. The Fund’s grain positions generated losses in December after China canceled U.S. soybean purchases and favorable weather in South America increased harvest expectations. Soybeans and soybean by-products initially climbed to a one-month high, aided by solid exports and crush data. Soybean markets were then abruptly sent lower as China canceled purchases totaling 840,000 metric tons. Soybeans fell to a one-month low of $13.97  3/4 before settling down just 1.6%.

In November, the Fund’s strategies produced disappointing results as U.S. budgetary negotiations injected headline risk and volatility across market sectors. World indices fell dramatically following the U.S. presidential election as congressional leaders grappled with how to avert the so-called fiscal cliff, a term used to describe the congressional stalemate over $607 billion in automatic tax increases and cuts to government spending. Fears that such drastic measures would send the U.S., and potentially the world economy, back into recession drove investment towards safety. Concern turned to optimism later in the month as lawmakers seemed to make progress, lifting U.S., European and Asian equities. Energies, supported by tensions in the Middle East, also benefited from the hopes for budgetary resolution. Base metals gained ground, aided by signs that the Chinese economy is once again accelerating. The Fund’s short-term strategies yielded positive returns in interest rates and equities while underperforming in energies. The Fund’s allocation to long-term interest rates generated positive results in November as U.S. budgetary concerns lifted bond prices. Immediately following the U.S. presidential election, focus turned to the fiscal cliff as politicians publicly debated the merits of their positions, leading to reactionary market movement. Fiscal cliff anxieties drove U.S. 30-year bonds to all-time highs, settling up 1.2%. German bunds, Europe’s preeminent safe-haven instrument, also reached all-time highs. Japanese 10-yr bonds reached a 9  1/2 year high amid expectations for aggressive easing after the country’s December election. The Fund’s allocation to currencies produced positive returns in November as U.S. dollar weakness continued with the Fed intent on keeping interest rates extremely low. The euro fell versus the U.S. dollar before rebounding late as the ECB kept rates unchanged and European equities strengthened. Steady support for the euro from regional leaders and the ECB stabilized fears of an eminent euro-zone breakup. The Japanese yen (-3.2%) fell sharply as the BOJ provided more signals that easing is on the horizon. The Australian dollar (+0.7%) rose as its economy continued to avoid the problems affecting the rest of the globe. The Canadian dollar (+0.8%) also strengthened against the U.S. dollar while the Mexican Peso (+1.4%) gained on positive industrial production and retail sales. The Fund’s positions in metals failed to perform in November as bearish trends reversed on hopes for additional fiscal stimulus, alternative investment demand and accelerating growth in China. Gold and silver fell sharply to start November after better-than-expected U.S. unemployment figures (+171K) were seen as alleviating pressure on the Fed to implement additional stimulus measures. The dip was short-lived as post-election optimism grew for a resolution to the U.S. budget impasse. After falling to an 8-week low on November 2, COMEX silver climbed a robust 7.6% to close 2.8% higher. Base metals copper and aluminum, after falling 13.4% and 9.7% respectively since mid-September, both climbed steadily on prospects for increased demand from China. The Fund’s energies positions produced negative results in November, as crude prices edged up after the breakout of hostilities between Israel and Hamas and ongoing political tensions in Syria and Iran injected risk premium into energies. NYMEX crude (+3.1%) rose sharply in reaction to the conflict while IPE Brent crude (+2.3%) was modestly higher. Lack of global economic growth, increasing production rates and high levels of inventories kept West Texas Intermediate (“WTI”) prices contained. RBOB gasoline (+4.1%) gained significant ground as inventories slipped after two straight gains. After climbing as much as 5.6%, natural gas plummeted late on an unexpected gain in U.S. stockpiles due to unusually mild winter weather in the northern hemisphere. Natural gas finished down 6.8% in volatile trade.

In October, the Fund’s strategies produced disappointing results as encouraging economic data supported equities while commodity demand remained tepid. Investors looking for signs of additional economic stimulus were let down as central bankers were generally quiet. In China, direct foreign investment fell for the 10th time in 11 months, contrasting with improvements in exports and retail sales. U.S. housing starts hit a 4-year high and unemployment unexpectedly fell below 8.0%, lifting stocks and pressuring safe-haven debt instruments. Moody’s maintained Spain’s credit rating at investment grade, citing the ECB’s willingness to buy sovereign debt. Growing stockpiles of crude oil and distillate fuels met head-on with diminishing demand. RBOB gasoline fell for nine straight sessions, its longest slump in 25 years. The Fund’s short-term strategies yielded mixed returns with gains currencies and losses in metals and interest rates. The Fund’s equity positions generated mixed results in October. While economic conditions remained challenging across Europe, equities finished modestly higher on improved economic data. The Italian MIB (+1.9%) and French CAC40 (+2.2%) both finished with gains as industrial production improved. The London FTSE (+0.9%) rose modestly as gross domestic product (“GDP”) growth beat forecasts while the German DAX (+0.5%) was slightly higher despite declining factory orders. Equities in the east were mixed as uncertainty drove investor sentiment. Chinese H-Shares (+7.6%) rose as GDP and retail sales surpassed expectations. The South Korean Kospi (-5.2%) fell as growth remained sluggish while the Nikkei (+0.5%) rose on anticipated government stimulus. Weakness in the U.S. technology sector sent the Nasdaq down 5.4%. The Fund’s allocations to long-term interest rates underperformed in October as European peripheral woes created a risk-on, risk-off environment, while economic data in the U.S. pressured treasury futures. German bunds dropped 0.7% after Moody’s affirmed Spain’s investment grade credit rating at just above junk. Moody’s subsequently lowered the ratings of five Spanish regional economies. The localized downgrades along with an 11% tumble in Spanish retail sales drove assets back into the safety of bunds. Bund yields climbed as high as 1.66% before falling back to 1.46%. U.S. bonds experienced consistent declines, influenced by a drastic dip in the unemployment rate and significant increases in new housing starts. The Fund’s positions in the metals sector underperformed in October as prospects for additional stimulus measures diminished and the U.S. dollar firmed. Expectations for another round of growth initiatives in China receded as September exports climbed 9.9% and industrial production accelerated. The Fed avoided addressing the approaching expiration of their Operation Twist program, reducing demand for gold and silver as inflation hedges. COMEX copper and LME aluminum declined 6.4% and 9.8% respectively as the debt crisis continued to weigh on world economies. The Fund’s energy portfolio underperformed in October as markets gave back recent gains. Crude oil fell another 7% as the global economy remained weak. North American crude output swelled to a 17-year high while consumption fell to a 4-year low. Earning misses by economic heavyweights Microsoft and General Electric signaled further demand reduction while Chinese imports remained depressed. European benchmark Brent crude (-3.3%) held up well relative to the WTI contract as the spread between the two widened to as much $24.87. Natural gas (+2.2%) rose to a 2012 high ($3.97/M btu) as storage levels were unchanged even though production rates remain high. The Fund’s allocations to foreign exchange markets generated moderate gains as the U.S. dollar fluctuated relative to world currencies. The British pound was steady against the U.S. dollar as GDP rose 1.0%, taking the U.K. out of recessionary territory. The Euro (+0.7%) rose modestly as the ECB took no action, citing elevated but acceptable levels of inflation. The Australian dollar weakened as the RBA unexpectedly cut rates by 25 bps to 3.25% before a sharp climb in consumer prices (+1.4%) dampened expectations for further easing. The Canadian dollar (-1.6%) fell as a BOC governor’s discouraging economic outlook doused expectations of near-term tightening.

For the fourth quarter of 2012, the most profitable market group overall was the currencies sector while the greatest losses were attributable to positions in the metals sector.

Fund results for the 3rd Quarter 2012:

In September, the Fund’s trading strategies produced negative results as the expansion of accommodative policies by central bankers led investors to add risk. Optimism that followed the ECB’s decision to buy Spanish and Italian bonds was amplified by the Fed’s announcement of QE3, lifting equities worldwide. The Fed revealed an open-ended plan to buy mortgage-backed securities while holding the federal funds rate near zero through at least mid-2015. The BOJ’s move to add 10 trillion yen to their asset purchase program and China’s openness to stimulus further supported stocks. Base metals climbed on hopes for increased demand while gold and silver benefited as inflation hedges. NY crude topped $100/bbl before growing stockpiles and the end of the summer driving season helped to reverse the trend. Natural gas rallied to a 2012 high on below normal gains in inventory ahead of the winter heating season. The Fund’s short-term strategies posted mixed results with gains in metals and losses in currencies. The Fund’s bond positions produced moderate losses in September as central bank intervention drove market movement. German bund yields climbed sharply as the ECB’s plan to purchase Italian and Spanish debt reduced safe-haven demand. Bund futures reached 3-month lows before concern over austerity measures within Spain’s 2013 budget and its ability to cooperate with the ECB sparked anxieties and reversed the move. After dipping 1.5%, U.S. 10-year note futures recovered to nearly unchanged on higher than expected U.S. jobless claims. The BOJ also eased, adding 10 trillion yen to its existing asset purchase program, suppressing Japanese Government Bonds (“JGB”) yields. The Fund’s allocation to currencies underperformed in September as the U.S. dollar lost ground against all major currencies in response to the Fed stimulus. Market expectations for QE3 proved to be correct as a weak employment data prompted further injections of liquidity. The Fed moved its focus to the mortgage market, announcing open-ended monthly purchases of $40 billion in mortgage backed securities. The ECB implemented a broad bond purchase program but stopped short of lowering interest rates. These moves prompted a decline in the U.S. dollar versus the euro (+2.2%) and the British pound versus the U.S. dollar (+1.6%). The Canadian dollar (+0.3%) strengthened versus the U.S. dollar as jobs data was better-than-expected. In Japan, the expansion of the BOJ’s bond purchase program led to volatile month for the yen (+0.5% versus the U.S. dollar). The Fund’s positions in the metals sector generated positive results in September as plans for open-ended asset purchases by U.S. and European central bankers and new infrastructure spending in China lifted both precious and base metal alike. Disappointing U.S. jobs data fueled growing expectations for monetary stimulus while China’s approval of new infrastructure spending supported metals early. Metals spiked higher following the announcement of QE3 with London Metal Exchange (“LME”) Aluminum (+11.3%) posting 11 consecutive gains, its longest rally in 25 years. LME and COMEX copper gained 7.7% and 8.7% respectively on anticipated raw material demand. Labor unrest in South Africa forced the closure of mines owned by Anglo American Platinum, the world’s top producer. Platinum was up 19.2% since August 16. The Fund’s allocations to the energies sector yielded disappointing results in September as the 30% climb in crude since June abruptly reversed on demand concerns and a build in supplies. Saudi Arabia’s commitment to increase production, concern over a Spanish bailout and a reduced profit outlook from economic bellwether Fedex sent prices lower. The September 19 inventory report showed a build of +8.53M bbl, culminating in a 4.4% decline for crude. Gasoline strengthened against crude, climbing 1.2%, as refining capacity remained constrained. Heating oil also gained as the winter heating season draws near. Natural gas (+12.1%) finished at 2012 highs on news that stockpiles will fall short of capacity prior to winter.

In August, apart from its perpetual long gold position, the Fund’s strategies produced moderately disappointing results as guidance from central bankers increased investor appetite for risk. ECB president Mario Draghi’s late July statement that the he would do “whatever it takes” to preserve the euro proved to be the driving force behind a rally in European equity markets. German Chancellor Angela Merkel reaffirmed her country’s support for the ECB’s approach, increasing expectations for monetary stimulus. U.S. equities rallied in tandem with Europe, aided by a series of positive economic data, with the S&P 500 reaching a four-year high. Fed minutes released in advance of the highly anticipated Jackson Hole symposium revealed the Federal Open Market Committee’s (“FOMC”) intention to implement a third round of quantitative easing unless the strength and pace of economic recovery improves soon. Energy markets rallied markedly, lifted by U.S. and euro-zone optimism, heightened tensions in the Middle East, and the falling U.S. dollar. The drought gripping the U.S. Midwest drove corn and soybean to all-time highs. The Fund’s short-term strategies underperformed with losses in equities, energies and currencies. The Fund’s positions in equities underperformed in August as European leaders worked to improve the region’s fiscal position, reducing anxiety over euro-zone debt issues. Yields in Spain and Italy fell back on increasing expectations that the ECB will take action to avoid default. Equities in the U.K. (+1.8%), Italy (+8.9%), and Spain (+10.5%) all finished with gains in spite of weak economic data. France (+3.6%) and Germany (+2.7%) managed to avoid recession during the second quarter, outperforming their neighbors in the European Union (the “EU”). In the U.S., the S&P 500 (+2.2%) also gained, posting a four-year high. Asian equities in Japan (+1.6%) and Taiwan (+3.3%) finished on the plus side while stocks in China (-4.3%) fell as exports slowed. The Fund’s bond positions posted disappointing results in August as U.S. treasuries sold off steadily throughout the first half of the month in response to positive economic data and euro-zone optimism. Retail sales rose for the first time in four months while an encouraging 1.8% gain in housing prices signaled a strengthening economy. Reduced demand for safe-haven assets lifted U.S. 10-year note yields to an intraday three-month high of 1.86% before falling after Fed minutes alluded to the possible need for further stimulus. Positive economic news in Europe also contributed to risk appetite with better-than-expected GDP data from Germany (+0.3%) and France (unchanged), pressuring German bunds. The Fund’s positions in the energies sector benefited in August as the uptrend in the crude oil complex that began in July continued. Stronger employment data in the U.S. and an easing of European economic fears boosted the crude market early on expectations for increased demand. Inventory reports showed both crude and heating oil shrunk with heating oil inventories falling to a seasonally adjusted 4-year low. Tensions in the Middle East showed no signs of abating as hostilities continued to escalate in Syria. Crude prices climbed 9.6% while heating oil rose 11.5%. Natural gas prices fell back sharply, -12.8% to $2.799 per million btu, as the supply glut rose still further and temperatures moderated. The Fund’s allocation to currencies produced negative results in August. High expectations on the latest ECB meeting went unmet as little new information was revealed and rates were left unchanged. Germany’s firm support of the euro and Greece’s reaffirmed dedication to meeting bailout targets, bolstered confidence. As a result, both the euro (+2.2%) and British pound (+1.3%) gained ground versus the U.S. dollar. The U.S. dollar (-1.8%) was mostly weaker as the slow pace of U.S. growth prompted the FOMC to suggest that additional stimulus might be necessary to spur a sustainable recovery. The Australian dollar (-1.5%) fell as weakening Chinese demand threatened to dampen exports. The Japanese yen (-0.3%) lost ground early on weak economic data but quickly rebounded.

In July, the Fund’s trading strategies returned to positive territory as capital preservation was the primary goal for investors. Unsustainable debt in Spain had government officials considering all options including bailout, default, or even leaving the euro while Greece’s troika of creditors found the country to be falling short of budgetary targets required for their 240 billion euro rescue package. China’s growth slowed to 7.6%, a three-year low, prompting two rate cuts so far this year. Investors seeking refuge redirected cash into safe haven debt instruments, pushing yields to record lows. In the U.S., the Great Plains growing region is facing the worst drought since 1956. Less than one-third of the U.S. corn and soybean crop is in good condition, propelling both markets to all-time highs. The Fund’s short-term strategies produced mixed results with gains in interest rates and losses in metals. The Fund’s equity positions underperformed in July. Volatility persisted as the overhang of European economic difficulties and slowing global growth continued to weigh on markets. Spain’s Ibex35 (-4.0%) fell to its lowest point since 2003 while the Italian Mib40 (-3.0%) reached an all-time low, prompting regulators to reinstitute short-sale bans in both countries. In the U.S., the Dow (+1.1%) was supported by a drop in jobless claims and encouraging durable goods data. In China (+1.1%), slowing growth prompted a second cut to its key lending rate while Japanese stocks (-3.7%) lost ground, pressured by the yen’s appreciation. The Fund’s bond positions were profitable in July as investors poured money into safe-haven debt instruments despite record low yields. Spain remains at the center of Europe’s economic woes with 10-year bond yields reaching 7.75%, a euro-era record. In response, investment into German bunds increased, which twice touched a record low yield of 1.127%. British Long Gilts (+2.3%) also benefited from safe-haven inflows as Bank of England officials announced another 50 billion pounds in quantitative easing. Robust demand for the safety of U.S. debt drove 10-year and 30-year yields to record lows as well, at 1.379% and 2.4405% respectively. The Fund’s allocation to short-term interest rates generated positive returns in July as markets welcomed action from the ECB while looking to the Fed to follow suit. The ECB cut its benchmark lending rate to a record low of 0.75% and its overnight deposit rate to 0% in an effort to stave off recession. Speculation for further cuts drove the Euribor rate to a record low of 0.401%. Markets expected that the Fed may reconsider cutting the IOER (interest on excess reserves) from 0.25% in order to incentivize banks to reallocate reserves away from the Fed and into higher yielding areas. Anticipation for an IOER cut, coordinated with additional Fed tools, lifted Eurodollar futures. The Fund’s allocation to currencies produced moderate gains in July as global economic uncertainly drove money flows into safe-haven sovereign currencies at the expense of the euro. A permanent solution to the debt issues that plague southern Europe remained elusive, pushing the euro to a two-year low versus the U.S. dollar ($1.2043/euro). The yen maintained its favored status, up 7.2% since mid-March, while the Aussie dollar (+2.9%) also remained strong. The Canadian dollar (+1.5%) approached parity with its U.S. counterpart on relative economic outperformance. The Fund’s strategies produced strong returns in grains in July as the U.S. Midwest is experiencing its worst drought in nearly six decades. As of July 30th, only 25% of the crop was in good condition, the lowest since 1988. The U.S. Department of Agriculture (“USDA”) lowered yield estimates 12% to and was expected to make another significant cut in August. December corn gained 27% in July and is 59% higher since mid-June. It is likely that later maturing soybeans will be equally affected by the drought. The most active corn and soybean contracts posted all-time highs of $8.20  1/2 and 16.91  1/2 a bushel respectively. The Fund’s positions in the metals sector underperformed in July as COMEX gold continued to trade in a narrow range and global instability hurt base metal demand. LME warehouse zinc (-1.9%) supplies surpassed one million metric tons for the first time in 17 years while copper imports to China fell to a 10-month low. COMEX copper declined 2.1%, closing at $341.75/lb. Gold was confined to a 4.6% range as traders awaited signals from central bankers towards easing policies. The Fund’s allocation to the energy sector yielded disappointing results in July as crude oil mounted a rally from the dramatic decline over the last several months. Short-covering helped to start prices moving up early in the month as speculators sought to lock in gains. Rising political tensions between Israel and Iran helped to reinforce the rally with unrest in Syria increasing the likelihood of a near-term supply disruption. RBOB gasoline (+6.9%) and heating oil (+5.4%) moved up sharply in step with crude, in spite of ample supplies. Natural gas (+13.6%) rebounded further from lows as hot weather drove up cooling demand from utilities.

For the third quarter of 2012, the most profitable market group overall was the money market sector while the greatest losses were attributable to positions in the currencies sector.

Fund results for 2nd Quarter 2012:

In June, the Fund’s trading strategies yielded disappointing results as market sensitivity to European debt crisis news led to choppy market conditions. Investor focus remained on troubled European economies, with eyes turned to faltering Spain. Moody’s downgrade of Spanish sovereign debt was followed by rating reductions for numerous Spanish lenders. Depressed European indices reacted positively to EU summit agreements to reduce funding costs for Spain and Italy. U.S. stocks rallied in anticipation of QE3 but were disappointed as the Fed offered only an extension of the Operation Twist program. Commodity demand remains weak as supplies build in base metals and energies. U.S. crude inventories are at their highest since 1990 as growth in consumption is met with greater gains in production. The Fund’s short-term trading strategies also underperformed. The Fund’s allocation to equities underperformed in June due to volatile and directionless trading as European economic conditions weighed on global markets. Uncertainty over Greek elections eased as pro-EU moderates prevailed while business confidence in Germany hit a two-year low. European equities rose at the end of the month, as EU summit leaders eased repayment terms for Spanish banks. In the U.S., the Dow rose 3.4% but gains were tempered by poor unemployment and weak consumer confidence. China reacted to slowing growth by cutting its key interest rate. The Australian SPI fell 0.4% despite surprise gains in GDP and employment, while the Japanese Nikkei climbed 5.6% on expectations for further stimulus. The Fund’s bond portfolio experienced losses in June as the recent rally stagnated due to a lack of substantial central bank stimulus. Investors hoping for new asset purchases from the Fed were disappointed as they chose only to expand their Operation Twist program by $267 billion. Europe’s bond rally also retreated as area-wide interest rates climbed in response to the increasingly insolvent Spanish banking sector. While bond rallies in the U.S. and Europe cooled, Japanese 10-year bond futures continued higher with yields reaching 0.79%, the lowest since 2003. The Fund’s allocation to currencies produced negative results in June as the U.S. dollar declined versus major currencies. The euro (+2.4% against the U.S. dollar) finished in positive territory while remaining under pressure due to the unresolved debt crisis. Spanish bank insolvency and unsustainable sovereign debt had sent the euro to 23-month low before regaining ground. The Swiss franc (+2.5%) gained against the dollar while holding steady against the euro. The British pound (+1.7%) rose versus the dollar after May’s sharp decline while also gaining favor versus the euro. The Fund’s grain allocations generated moderate losses in June as hot and dry conditions in the U.S. threatened to damage the largest projected corn crop since 1937. December corn surged 21.6% as the market digested rapidly deteriorating crop conditions. Soybeans (+12.4%) trailed corn higher, tempered by hopes that the later developing crop still has time to recover. The Fund’s positions in the metals sector generated moderately negative results in June as gains in short base metal positions were offset by losses in range-bound COMEX gold (-0.4%). Demand for base metals has suffered as Chinese growth has slowed and the broader world economy has failed to show significant signs of recovery. After spending nearly the entire month in negative territory, however, base metals took part in a global rally spurred by European leaders’ agreement on short-term measures to assist Spanish banks. The Fund’s allocation to the energy sector produced gains in June as weak demand and ample supplies pushed prices lower. Global economic weakness continues to be the key driver of prices near-term as slowing global growth has hurt overall energy demand. Crude oil touched an eight-month low of $77.28/bbl with supplies reaching 22-year highs. Gasoline (-3.5%) fell as U.S. supplies rose more than expected and demand remains soft. Heating oil (-0.4%) also suffered from a rise in inventories and warm temperatures.

In May, the Fund’s trading strategies produced strong results as uncertainty and eroding optimism dominated market sentiment, sending investors on a broad-based flight to safety. Falling business confidence in Germany, rising euro-zone unemployment, and a shrinking manufacturing sector led to dramatic risk reduction across all sectors. The euro decreased to a nearly two-year low as investors sought the safety of the U.S. dollar, pressuring commodities. The S&P GSCI index of 24 commodities plunged 13%, its worst month since the recession of 2008. Demand for capital preservation drove yields of safe-haven debt instruments to all-time lows. The Fund’s short-term models enhanced monthly gains with profitable positions in CME Australian dollar, COMEX gold and CBT U.S. T-Bonds. The Fund’s equity positions excelled in May as markets fell sharply on weakening economic conditions. European economies continued to soften with negative quarterly GDP and falling indices in the U.K. (-7.5%), Italy (-10.4%), Spain (-11.8%), and Greece (-30.6%). Even though Germany managed to show slight positive GDP growth of .5%, Dax futures fell 7.9%. The possibility of a Greek departure from the euro-zone increased as economic and political pressures mount. In the U.S., the Dow slipped 5.3% as factory orders fell 1.5% and leading indicators slipped 0.1%, leaving only modest growth expectations for the near-term. The U.S. added 115,000 jobs in April, the fewest since October, 2011. Shares across Asia were decidedly weak with the Hang Seng (-11.5%), Nikkei (-10.2%), and MSCI Taiwan (-3.5%) sinking on weakening export demand. The Fund’s bond exposure returned substantial profits in May as the risk-off trade prevailed in response to the unresolved debt crisis in Europe. Elevated fears that Greece may leave the euro-zone and an increasingly troubled Spanish banking sector combined to lift borrowing costs for at-risk sovereigns. Fear-driven investment poured into safe-haven assets in Germany, the U.S., and Australia. German 10-year bund futures (+3.5%) rose to all-time highs. In the U.S., strong demand for safety pushed the benchmark 10-year note to a record low of 1.5309% with 30-year yields approaching their 2008 bottom. The Fund’s allocations to currencies yielded strong results in May as the U.S. dollar advanced sharply in a general flight to safety. Heightened European instability and slowing global growth hurt equity markets while driving the Dollar Index to a 5.4% gain and a 21-month high. The euro slid 6.6% against the U.S. dollar as regional unemployment hit 10.9%, a 15-year high. U.K. retail sales dropped the most over two years, pushing the British pound 5.0% lower versus the U.S. dollar. The Australian dollar fell 6.2% as the RBA unexpectedly cut its key lending rate 50 basis points to 3.75%. Only the Japanese yen (+1.8%) managed to rise against the U.S. dollar in relatively quiet trade. The Fund’s positions in the metals sector generated significant gains in May. Precious and industrial metals fell as a risk-off mentality began to permeate futures markets once again on renewed fears of a global economic recession. Euro-zone service and manufacturing sector data showed contraction for the ninth consecutive month, adding to concerns about the health of the global economy. Manufacturing data in China continued to reveal slowing growth, pushing down industrial metal. LME and COMEX copper fell for four consecutive weeks while LME aluminum slumped 5.9%. All base metals, with the exception of zinc, established new lows for 2012 in May, as did COMEX gold (-6.1%) and silver (-10.3%). The Fund’s allocation to the energy sector produced robust gains, benefitting from the sharp decline in the petroleum complex as ample supply and slack demand pressured prices. After several months of consolidation in crude, technical breaks below support levels led to a significant decline in both NYMEX and Brent futures, dropping 17.5% and 14.7% respectively. In natural gas, the well-established down-trend was finally broken as multi-year lows spurred buying interest. Mild spring weather and warm near-term forecasts helped support prices on increased cooling needs.

In April, the Fund’s trading strategies produced mixed results as markets digested signs of moderating growth and concerns over European sovereign debt. Minutes from a meeting of the Fed revealed the U.S. central bank will refrain from additional stimulus unless the economy wavers, sparking concern over growth and demand for raw materials. Upticks in weekly jobless claims and weak sales of previously-owned homes added to bearish sentiment. Chinese GDP grew 8.1%, the slowest pace in nearly three years as the country seeks to rebalance its economy away from exports and towards domestic consumption. Tenuous optimism in Europe gave way to increasing instability as austerity measures and ECB efforts to spur growth have yet to solve the regions debt woes, punctuated by S&P’s downgrade of Spanish debt. Investment flowed into safe-haven debt instruments of the U.S., Germany, and Australia in response to the weakness. The Fund’s bond exposure produced robust returns in April as investment poured into safe-haven assets on renewed euro-zone weakness and concerns over slowing growth. Spain’s soaring unemployment (24.4%), contracting GDP (-0.3%), and alarming spike in non-performing loans led to poor debt auctions as their 10-year yield climbed back above 6%. Resurging peripheral debt woes sent investors flocking to the security of German bunds (+1.9%). British Long Gilts also benefited from safe-haven inflows but performance was muted due to negative GDP growth in the U.K. Despite mixed economic signals and signs of stagnation, the U.S. maintained its favored position relative to struggling European economies, driving demand for U.S. debt. Australian debt yields fell to record lows as easing inflation data is widely expected to prompt a rate cut from the RBA at its next meeting. The Fund’s allocation to foreign exchange markets underperformed in April as markets ended little changed in volatile trade. Concerns over sovereign debt and slowing economic growth left European currencies seeking solid direction. The euro (-0.7%) fell modestly as economic indicators softened and Spain’s debt was downgraded. The Swiss franc (-0.5%) fell against the U.S. dollar after reversing early month gains. The British pound (+1.5%) gained against the U.S. dollar and the euro (+2.2%) on expectations the Bank of England will not pursue further stimulus. The Australian dollar (+1.0%) continued its position as a favored currency with the RBA keeping rates unchanged as their economy sustains growth. The Canadian dollar (1.1%) also appreciated as unemployment there fell to 7.2%. The Japanese yen (+3.8%) regained ground from its recent decline as the BOJ remained focused on easing in an effort to strengthen growth prospects. The Mexican peso (-1.5%) fell back on worries global growth concerns will dampen exports. The Fund’s positions in the metals sector generated moderate losses in April due to sharp reversals in the LME and COMEX copper markets. Poor U.S. monthly payroll and industrial production figures, slowing Chinese growth and heightened euro-zone debt concerns drove copper 6.6% lower to 3-month lows before being turned markedly higher on falling inventories. LME copper stockpiles dropped to 241,550 tons, the lowest level since November of 2008 and down 30% since January as miners struggle to keep pace with consumption. COMEX copper posted five consecutive gains at month’s end, its longest rally since August, to close nearly unchanged. Short positions in COMEX silver (-4.7%) helped to offset losses while COMEX gold (-0.3%) had its smallest monthly change since March of 2010 as traders waited for clarity on global economic conditions. The Fund’s allocation to the energy sector yielded losses in April as encouraging U.S. manufacturing and consumer spending supported energy markets despite reduced geopolitical risk, slowing growth in China, and renewed recession fears in Europe. NYMEX crude posted its least volatile month in 17 years, trading in a 4.8% range, tightly bound by its 100 and 50-day moving averages. Weekly inventories (373 million barrels) reached an 11-month high as Chinese manufacturing contracted for the sixth straight month. Brent crude’s premium over WTI shrunk to as little as $13.61, the smallest margin since January, as Spain and the U.K. slid back into recession and negotiations with Iran showed promise.

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

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq hit 11-year highs and the Dow closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. CBOT corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27, injecting 530 billion euros of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in bunds and 10-year Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for QE3. Immediately prior to the plunge, gold and silver each hit multi-month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate COMEX (+2.1%) and LME copper (+2.2%).

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. EU negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the United States, minutes from the FOMC revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the U.K., the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish USDA figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel.

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

Fund results for 4th Quarter 2011:

In December, the Fund’s trading strategies posted disappointing results as macroeconomic factors continued to shake markets, resulting in another volatile month of trading. Equities finished the year on a small upswing as positive economic news from the U.S. elevated markets from their intra-month lows despite the European debt crisis continuing to weigh heavily on global markets. The U.S. dollar trended higher to the detriment of gold, with gold futures trading below the 200-day moving average. Grains rallied as reduced yields for soybeans and corn drove prices higher while soft commodities’ values remained suppressed on steady output. Meanwhile, base metals lagged as stockpiles of aluminum increased to record highs while demand for copper decreased. Crude oil experienced a volatile trade with growing tensions between the U.S. and Iran threatening to disrupt the oil supply. The Fund’s allocation to the energy sector yielded losses in December as conflicting macroeconomic factors injected volatility into the markets. A modest improvement in U.S. economic data, including positive job reports, supported energy prices and helped sustain crude to just above the $100 per barrel. These increases, however, were reversed as proposed EU summit resolutions were viewed as insufficient to produce significant growth in Europe, resulting in multi-week lows. Calls for sanctions against Iran and the potential interruption to Middle Eastern supplies abruptly halted the slide and sent crude markets higher at the end of the month. For the month, natural gas (-16.5%) remained heavily bearish as a result of above-normal temperatures across the upper Midwest and East Coast and reported inventories significantly above the five-year average. The Fund experienced negative results in the metals markets in December as gains made in base metals were offset by losses in gold. The European debt crisis and related demand concerns significantly impacted metals prices over the second half of the year. Short positions in aluminum (-4.27%) prospered as fears of a recession in the euro-zone weakened demand for the base metal and as aluminum inventories increased to record levels. Copper also suffered from similar demand concerns as data out of China, the world’s largest user of the metal, indicated stockpiles increased while industrial output slowed. Silver (-14.9%) hit a four-month low after a sell-off spurred by Euro concerns. Meanwhile, gold (-10.5%) dropped below its 200-day moving average mid-month for the first time in over two years. The Fund’s money market positions yielded negative returns in December. Short-term interest rates remained on the decline as investors continued to favor the safety of money markets. Rates rose slightly from their lows throughout December as the

ECB continued attempting to add liquidity to the markets by increasing access to its lending facilities. The U.S. also maintained its own easy monetary policy in order to boost liquidity and support economic recovery. The Fund’s money market positions declined slightly as money markets fell back near the end of the month. The Fund’s bond portfolio produced modest losses in December as external factors disrupted prices. While a mid-month auction of U.S. notes displayed its strongest demand since 1993, European political and central bank decisions drove prices lower. U.S. 10-year T-Note futures (+1.4%) gained on the month while 2-year T-Notes remained flat. In Europe, German bund prices dipped after the ECB’s decision to lend €489 billion to capitalize insolvent European banks. In Asia, Korean T-Bonds trended higher in December before dropping significantly after Kim Jong-Il’s death, ending nearly flat on the month.

In November, the Fund’s trading strategies underperformed as the continuing euro-zone debt crisis resulted in high market volatility and left investors searching for safe haven investments. Indices pared early heavy losses by month’s end as a coordinated effort by central banks in the euro-zone, the U.S., Canada, Switzerland, the U.K., and Japan to lower the cost of dollar funding gave much needed optimism to the markets. Bond yields rose significantly higher in Europe and Japan, with Germany unable to sell nearly a third of its bund offering and the Japanese benchmark 10-year Japanese Government Bond’s high yields making borrowing potentially unsustainable. The U.S. dollar resumed its status as a safe haven currency in November as investors reallocated from gold and the Swiss franc. Overall, the metals sector moved lower to the benefit of the Fund’s positions as global demand concerns from the euro-zone debt crisis along with slowing Chinese economic growth suppressed prices. Strong U.S. Thanksgiving retail sales and an increase in consumer confidence drove crude oil to over $100 per barrel. The Fund’s short-term strategies performed poorly as gains in energies were offset by losses in currencies and short rates. The Fund’s allocation to currencies experienced significant losses in November as the U.S. dollar reversed sharply as investors sought a safe haven currency in the face of global market turmoil. The U.S. dollar rose sharply against almost every global currency as uncertainty over the sovereign debt of some European nations continued to shake markets. The euro, Swiss franc, Canadian dollar and Brazilian real all finished with losses against the U.S. dollar with only the Japanese yen finishing with a modest gain as that currency drifted higher after last month’s late intervention. The Fund experienced strong gains in the global energy markets in November with long crude oil and short natural gas positions leading the way. Both NYMEX and Brent Crude rallied into month-end on record U.S. Thanksgiving retail sales, strong consumer confidence and a proposed ban on EU imports of Iranian oil. U.S. domestic crude stocks fell to 330.8 million barrels in November, the lowest level since January 2010, propelling crude 32% higher since early October while reaching $100 a barrel for the first time since July. The Fund’s bond portfolio produced losses in November as uncertainty over the euro-zone’s credit worthiness drove European yields to significant highs. Euro-zone uncertainty also lowered yields in the U.S. for most of November before a decision by central banks around the world to cut the U.S. dollar overnight index-swap rate reversed some of the U.S. 30-year note’s price increases in November. Japanese yields spiked at the end of November just days before a critical 2-year, 2.7 trillion Japanese yen offering. The Fund’s allocation to global equity markets yielded modest negative returns in November. Equity markets around the globe declined sharply early in the month as policy makers continued to search for solutions to growing economic tensions. Global markets moved up sharply late in the month, however, punctuated by news of a 6-nation coordinated central bank action aimed at easing strains within the banking system. As a result, significant early-month negative returns in Italy, Spain, Germany and Japan were pared, while the U.S. experienced positive returns for November despite large early-November losses.

In October, the Fund’s trading strategies posted disappointing results as renewed optimism precipitated a return to risk after September’s historic liquidation. Indices led the way higher, posting impressive gains as strong U.S. corporate earnings and GDP figures and a preliminary debt crisis agreement in Europe sent values higher. While central bank statements remained downbeat, bonds sold off as the bold action in Europe in dealing with the debt crisis inspired optimism. Crude oil and base metals also rallied as September’s losses appeared to have attracted renewed physical demand. Gold futures recovered from recent slides as weakening in the U.S. dollar and prospects for easy money in the U.S. and Europe for the foreseeable future supported values. Currencies reversed as yield-seeking investors redeployed capital after the euro-zone averted disaster, Japanese authorities intervened, and commodity currencies rose. Agricultural products finished mixed as a weaker U.S. dollar was offset by higher production. The Fund’s short-term strategies were unable to keep pace with the velocity of the change in direction as losses in bonds, currencies, energies and stocks offset gains in metals trading. The Fund experienced significant losses in bonds markets in October. Losses in bond markets arose as optimism over the economic outlook strengthened as the month progressed. U.S. bond and German bund yields rallied from their lows even as consumer confidence remained depressed as European policy makers tackled their sovereign debt issue in a comprehensive manner. The Fund’s allocation to currencies produced losses in October as the risk on/risk off dynamic that has prevailed in 2011 continued with a dramatic return to risk. September’s U.S. dollar liquidity operations and substantial progress between European sovereigns, banks and bond holders on a way forward out of the debt crisis combined to send the euro 3.7% higher. The late-month debt agreement prompted a temporary return to risk, sending capital flowing back into European regions such as Norway, Russia, Sweden and Poland. Commodity currencies also benefitted as macroeconomic risks receded with strong U.S. corporate earnings and a 2.5% rise in third quarter U.S. GDP. The Australian dollar, Canadian dollar and Brazilian real moved sharply higher in yet another extreme move. The Japanese government intervened for the fourth time in just over a year, sending the yen to intra-day declines of 4.7% after reaching post-war highs against the dollar earlier in the month. Allocations to stock and global energy markets also yielded negative returns in October. The Fund’s strategies in global equity markets suffered as markets reversed higher in volatile trade. U.S. equities led the way with the S&P 500 rising 11% for the month. Although consumer confidence and employment figures remained weak, investors gained confidence on impressive corporate earnings and U.S. GDP growth. In Europe, concerns over sovereign debt issues abated as the late-month summit finally yielded some tangible solutions to the crisis. The Fund’s allocations to global energy markets underperformed as encouraging economic news out of the U.S. and increasing optimism from European policy makers caused a sharp reversal from September’s liquidation. On October 31, 2011, MF Global reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. On November 21, 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, the General Partner caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall as of October 31, 2011. The reserve taken reduced the net asset value of Series A by approximately 0.95% and Series B by approximately 1.29%.

For the fourth quarter of 2011, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currencies sector.

Fund results for 3rd Quarter 2011:

In September, the Fund’s trading strategies posted disappointing results as economic uncertainty spiked, precipitating a severe bout of commodity market liquidation and corresponding flight to the U.S. dollar and treasuries. Equities came under pressure early as poor U.S. unemployment data and growing dysfunction in European money markets prompted liquidation. Values remained under duress for the balance of the month as the International Monetary Fund (the “IMF”), the Fed and the ECB offered bearish assessments of downside risks to global growth. The U.S. dollar gained along with U.S. and European treasuries as investors flocked to safe haven assets while awaiting further clarity from European authorities. Gold and silver reversed August’s gains on a stronger U.S. dollar, increased margin requirements and collateral damage from commodity and equity market liquidation. Grains and soft commodities were hit particularly hard amid the fundamental reassessment of demand, a stronger U.S. dollar and improved production prospects. The Fund’s short-term strategies further detracted from overall performance as losses in currencies and energies offset gains in bonds, metals and stocks. The Fund experienced significant losses in grains and agricultural markets in September. Losses were seen in grain market trades amid global economic concerns, weakening demand, seasonal harvest pressure and a strong U.S. dollar. Positions in agricultural products underperformed as the combination of excellent production and the increasing likelihood of a global recession resulted in heavy liquidation. Allocations to currencies and money markets also yielded negative returns in September. Losses in currency markets resulted from a massive flight out of risk assets, including commodities, commodity currencies and emerging market equities, which propelled the U.S. dollar sharply higher against a global basket of currencies. Positions in global money markets lost ground in September as continued instability in financial markets led to choppy action at the top of the recent range. Pressure continued to mount on European officials as major bank shares fell amid reports of rising dysfunction in the inter-bank lending market. This prompted the major central banks to coordinate funding and stability to the system. The Fund’s models produced gains in metals and bonds in September. Metals markets saw positive results overall as the seemingly intractable European debt crisis escalated pessimism regarding industrial metal demand. The Fund’s bond portfolio continued to perform well during September as fear and central bank intervention drove major sovereign debt prices higher. As world commodity and equity prices fell, investors invested into the safe haven assets of medium and long-term sovereign debt. Other markets, relative to those discussed above, did not have a substantial impact on the month’s overall negative performance.

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

In May, the Fund’s medium to long term trading strategies underperformed as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing and GDP combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all-time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the U.S. dollar and a surprise 8% upward revision in 2010-11 USDA corn ending stocks.

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

In February, the Fund’s allocation to equity markets performed well as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after CPI readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in WTI crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 per million btu level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month.

In January, the Fund’s allocation to global equities finished mixed as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative Fed monetary policy. Their focus, in contrast to the ECB, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portugal, Spain and Italian bond auctions provided support to these economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar, offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March COMEX copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200,000 barrels of production and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.

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

Since the Fund’s initial reserve was taken, an active market developed for MF Global claims similar to the Fund’s. As a result, Superfund Capital Management received bids from third parties for the purchase of the Fund’s MF Global claims. Following this process, Superfund Capital Management determined it was in the best interests of the Fund to sell its MF Global claims, and the Fund closed on the sale in the amount of $940,087 for Series A and $1,736,710 for Series B on June 11, 2012. Although the sale did not close until June 11, 2012, Superfund Capital Management recognized the change in reserve prior to closing the Fund’s books effective May 31, 2012. Because the sale price did not match the amount of the Fund’s assets on deposit at MF Global as reduced by the reserve, each Series recognized a change in value as of May 31, 2012 as a result of the sale. Such change in reserve is presented as “Gain/Loss on MF Global” on the Statements of Operations. Due to the manner in which each Series’ assets were held at MF Global, the sale price for Series A’s claim was slightly more than the carrying amount of Series A’s assets on deposit at MF Global (as reduced by the amount the reserve taken, as described above), while the sales price for Series B’s claim was slightly less than the carrying amount of Series B’s assets on deposit at MF Global (as reduced by the amount of the reserve taken, as described above). As a result, on May 31, 2012, the net asset value of the Series A Units increased by approximately 0.13% (or approximately $1.82 per Unit) and the net asset value of the Series B Units was reduced by approximately 0.12% (or approximately $1.92 per Unit). Following this sale, the Fund no longer has any exposure to MF Global.

Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2012, and December 31, 2011.

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

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption is not expected to have a material impact on the Funds’ financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements appear beginning on page 29 of this report. Supplementary data is not required.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

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

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of each Series’, as well as the Fund’s, financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of each Series individually, as well as the Fund as a whole, are being made only in accordance with authorizations of Superfund Capital Management’s management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of each Series individually, as well as the Fund as a whole, that could have a material effect on the Series’ or the Fund’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

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

Item 9B. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that was not reported on Form 8-K.

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

NIGEL JAMES, age 32, was appointed as President of Superfund Capital Management on July 13, 2006, and was listed with the NFA as a principal and registered as an associated person with Superfund Capital Management on November 28, 2006 and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. where he managed a team focused on conceptual analysis and design of trading software. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.

MARTIN SCHNEIDER, age 46, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr Schneider was listed as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, a financial services company, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc., a marketing service company In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.

GIZELA BENEDEK, age 34, was appointed Treasurer of Superfund Capital Management on July 28, 2010. Ms. Benedek will also serve as Audit Committee Financial Expert for the Fund. Ms. Benedek was listed with as a principal of Superfund Capital Management on September 10, 2010. From June 2000 to September 2005, Ms. Benedek served as an Associate of PricewaterhouseCoopers, an international accounting firm, in its tax consulting group in Vienna, Austria. In this position, Ms. Benedek provided tax consulting services to investment companies. From October 2005 to December 2005, Ms. Benedek conducted intensive research in connection with her master thesis. From January 2006 to July 2008, Ms. Benedek held the position of Auditing Associate in the auditing group of RSM Exacta Wirtschaftsprufung AG, an Austrian auditing and tax consultancy firm. In this position, Ms. Benedek provided auditing services to private foundations and mid-market companies. From August 2008 through August 2009, she was granted educational leave sponsored by the Austrian government to study for the U.S. CPA exam. Since September 2009, Ms. Benedek has held the role of Financial Counsel for Superfund Distribution and Investment, Inc., a financial services company located in Grenada, West Indies. In this role, Ms. Benedek engages in various internal accounting and auditing functions. Ms. Benedek is a graduate of The University of Economics and Business Administration in Vienna, Austria and is a certified public accountant. Ms. Benedek is a citizen of Austria.

CHRISTIAN BAHA, age 44, is Superfund Capital Management’s founder and sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was listed as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, on November 20, 2009, however, such listing was withdrawn as of November 26, 2011. He was registered as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, effective as of July 23, 1999 and June 24, 1997, respectively, until it withdrew its registration on July 12, 2012. He is registered as an associated person and listed as a principal of Superfund Asset Management LLC, a CFTC registered introducing broker, positions which he has held since June 11, 2012 and April 26, 2012. He has also been listed as a principal of Superfund Capital Management since May 9, 2001. He was registered as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management because he is its sole owner. Mr. Baha was also listed as a principal of Superfund USA, Inc., a former broker dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because he is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

Item 11. Executive Compensation.

The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 1.85% of month-end net assets (1.85% per annum) and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in net asset value per Unit at the end of each month, exclusive of appreciation attributable to interest income. In addition, Superfund Asset Management, LLC, an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. An annual selling commission will be paid to Superfund USA, LLC (“Superfund USA”), an affiliate of Superfund Capital Management. The Units pay a commission of 4% of the month-end net asset value per Unit (1/12 of 4% per month); provided, however, the maximum cumulative selling commission per Unit sold pursuant to the Prospectus is 10% of the initial public offering price for such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

All of the Fund’s general partner interest is held by Superfund Capital Management.

Security Ownership of Management

As of December 31, 2012, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2012, Superfund Capital Management owned 386.799 Units of Series A (non-voting), representing 2.64% of the total issued Units of Series A, and 543.012 Units of Series B (non-voting), representing 3.46% of the total issued Units of Series B, having a combined value of $1,055,568. Losses allocated to Units of Series A and Series B owned by Superfund Capital Management were $204,559 for the year ended December 31, 2012. Selling commissions over the 10% threshold in the amount of $14,273 were rebated to Superfund Capital Management during this period through the purchase of 10.823 Units of Series B. See Note 6. Superfund Capital Management did not make any other contributions to or withdrawals from either Series during this period. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the holder of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13. Certain Relationships And Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance”, “Item 11 Executive Compensation” and “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In 2012, the Series A management fee totaled $455,240, the Series A selling commissions totaled $984,302 and the Series A brokerage commissions totaled $501,855. In 2012, the Series B management fee totaled $486,724, the Series B selling commissions totaled $1,052,374 and the Series B brokerage commissions totaled $778,655. In 2011, the Series A management fee totaled $693,659, the Series A selling commissions totaled $1,499,588 and the Series A brokerage commissions totaled $544,421. In 2011, the Series B management fee totaled $904,883, the Series B selling commissions totaled $1,956,503 and the Series B brokerage commissions totaled $1,060,080.

Item 14. Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and December 31, 2011, were approximately $127,000 and $108,725, respectively.

Audit-Related Fees

There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2012 and December 31, 2011.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2012 and December 31, 2011.

All Other Fees

There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2012 and December 31, 2011.

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

32.02 101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*

Section 1350 Certification of Principal Financial Officer

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Labe Linkbase Document

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

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on May 8, 2012, with Superfund Green, L.P.’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-162132).

3.01	Form of Sixth Amended and Restated Limited Partnership Agreement of Superfund Green, L.P.

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

EXHIBIT 13.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B (collectively the “Funds”), including the condensed schedules of investments as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Funds are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B as of December 31, 2012 and 2011, and the results of their operations, changes in net assets, and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 26, 2013

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
ASSETS
US Government securities, at fair value, (amortized cost of $17,650,000 December 31, 2011)	$—	$17,650,000
Due from brokers	16,139,431	46,453,083
Due from affiliate	187	—
Unrealized appreciation on open forward contracts	299,598	372,011
Futures contracts sold	314,602	923,781
Futures contracts purchased	906,553	114,873
Cash	18,965,187	989,356

Total assets	36,625,558	66,503,104

LIABILITIES
Unrealized depreciation on open forward contracts	176,689	243,000
Subscriptions received in advance	—	154,700
Redemptions payable	1,908,427	2,046,267
Management fees payable	56,206	213,322
Fees payable	69,938	416,117

Total liabilities	2,211,260	3,073,406

NET ASSETS	$34,414,298	$63,429,698

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012

	Percentage of
	Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.9%	$299,598

Total unrealized appreciation on forward contracts	0.9	299,598

Unrealized depreciation on forward contracts
Currency	(0.5)	(176,689)

Total unrealized depreciation on forward contracts	(0.5)	(176,689)

Total forward contracts, at fair value	0.4%	$122,909

Futures contracts, at fair value
Futures contracts purchased
Currency	(0.0)*	(4,412)
Energy	0.5	180,049
Financial	0.7	247,051
Food & Fiber	0.0 *	1,240
Indices	1.0	337,382
Metals	0.4	145,243

Total futures contracts purchased	2.6	906,553

Futures contracts sold
Currency	0.9	300,345
Energy	0.8	269,707
Financial	(0.0)*	(11,031)
Food & Fiber	0.6	195,332
Indices	(0.0)*	(1,007)
Metals	(1.3)	(438,744)

Total futures contracts sold	0.9	314,602

Total futures contracts, at fair value	3.5%	$1,221,155

Futures and forward contracts by country composition
Australia	0.1%	$37,749
Canada	0.1	21,946
European Monetary Union	(0.1)	(38,141)
Great Britain	(0.1)	(33,717)
Japan	1.1	367,412
United States	2.1	733,901
Other	0.7	254,914

Total futures and forward contracts by country	3.9%	$1,344,064

*	Due to rounding

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

SUPERFUND GREEN, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Investment income
Interest income	$11,276	$44,362
Other income	1,874	—

Total income	13,150	44,362

Expenses
Selling commission	2,036,676	3,456,091
Brokerage commissions	1,280,510	1,604,501
Management fee	941,964	1,598,542
Ongoing offering expenses	509,169	864,072
Operating expenses	76,376	129,613
(Gain) loss on MF Global	(8,417)	866,676
Other	24,801	51,129

Total expenses	4,861,079	8,570,624

Net investment loss	(4,847,929)	(8,526,262)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	(3,281,521)	(78,663)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	176,399	(6,827,449)

Net loss on investments	(3,105,122)	(6,906,112)

Net decrease in net assets from operations	$(7,953,051)	$(15,432,374)

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Decrease in net assets from operations
Net investment loss	$(4,847,929)	$(8,526,262)
Net realized loss on futures and forward contracts	(3,281,521)	(78,663)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	176,399	(6,827,449)

Net decrease in net assets from operations	(7,953,051)	(15,432,374)

Capital share transactions
Issuance of Units	1,629,238	8,758,785
Redemption of Units	(22,691,587)	(22,962,184)

Net decrease in net assets from capital share transactions	(21,062,349)	(14,203,399)

Net decrease in net assets	(29,015,400)	(29,635,773)
Net assets, beginning of year	63,429,698	93,065,471

Net assets, end of year	$34,414,298	$63,429,698

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(7,953,051)	$(15,432,374)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(19,446,037)	(110,846,760)
Sales and maturities of U.S. government securities	37,100,000	131,560,024
Amortization of discounts and premiums	(3,963)	(16,041)
Increase in due from brokers	30,313,652	2,849,471
Increase in unrealized appreciation on open forward contracts	72,413	493,844
Increase (decrease) in futures contracts purchased	(791,680)	8,622,942
Increase (decrease) in unrealized depreciation on open forward contracts	(66,311)	44,731
Increase (decrease) in futures contracts sold	609,179	(2,334,068)
Increase in due from affiliate	(187)	—
Increase (decrease) in management fees	(157,116)	64,488
Increase (decrease) in fees payable	(346,179)	101,352

Net cash provided by operating activities	39,330,720	15,107,609

Cash flows from financing activities
Subscriptions, net of subscriptions received in advance	1,474,538	7,732,694
Redemptions, net of redemptions payable	(22,829,427)	(23,920,889)

Net cash used in financing activities	(21,354,889)	(16,188,195)

Net increase (decrease) in cash	17,975,831	(1,080,586)
Cash, beginning of year	989,356	2,069,942

Cash, end of year	$18,965,187	$989,356

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
ASSETS
US Government securities, at fair value (amortized cost $8,300,000 as of December 31, 2011)	$—	$8,300,000
Due from brokers	7,148,002	22,845,252
Due from affiliate	187	—
Unrealized appreciation on open forward contracts	89,246	129,634
Futures contracts sold	123,836	349,440
Futures contracts purchased	309,618	42,325
Cash	10,113,907	333,206

Total assets	17,784,796	31,999,857

LIABILITIES
Unrealized depreciation on open forward contracts	62,254	87,311
Subscriptions received in advance	—	64,000
Redemptions payable	1,102,466	674,637
Management fee payable	27,320	101,476
Fees payable	35,420	194,547

Total liabilities	1,227,460	1,121,971

NET ASSETS	$16,557,336	$30,877,886

Number of Units	14,646.201	23,634.331

Net asset value per Unit	$1,130.49	$1,306.48

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012

	Percentage of
	Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.5%	$89,246

Total unrealized appreciation on forward contracts	0.5	89,246

Unrealized depreciation on forward contracts
Currency	(0.4)	(62,254)

Total unrealized depreciation on forward contracts	(0.4)	(62,254)

Total forward contracts, at fair value	0.1%	$26,992

Futures Contracts, at fair value
Futures Contracts Purchased
Currency	(0.0)*%	$(2,921)
Energy	0.4	59,291
Financial	0.6	98,490
Food & Fiber	0.0 *	915
Indices	0.6	106,397
Metals	0.3	47,446

Total futures contracts purchased	1.9	309,618

Futures Contracts Sold
Currency	0.7	110,509
Energy	0.7	112,267
Financial	(0.0)*	(4,137)
Food & Fiber	0.4	70,100
Indices	(0.0)*	(428)
Metals	(1.0)	(164,475)

Total futures contracts sold	0.8	123,836

Total futures contracts, at fair value	2.7%	$433,454

Futures and forward contracts by country composition
Australian	0.1%	$15,450
Canada	0.1	9,979
European Monetary Union	(0.1)	(15,950)
Great Britain	(0.1)	(13,748)
Japan	0.7	114,403
United States	1.5	247,595
Other	0.6	102,717

Total futures and forward contracts by country	2.8%	$460,446

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (cost $8,300,000), securities are held in margin accounts as collateral for open futures and forwards	$8,300,000	26.9%	$8,300,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	129,634

Total unrealized appreciation on forward contracts		0.4	129,634

Unrealized depreciation on forward contracts
Currency		(0.3)	(87,311)
Total unrealized depreciation on forward contracts		(0.3)	(87,311)

Total forward contracts, at fair value		0.1%	$42,323

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.2%	$74,826
Energy		(0.2)	(53,540)
Financial
2 Year U.S. Treasury Note		0.0 *	3,156
Other		0.0 *	6,226

Total Financial		0.0 *	9,382
Food & Fiber		0.1	24,213
Indices		0.1	16,419
Metals		(0.1)	(28,975)

Total futures contracts purchased		0.1	42,325

Futures Contracts Sold
Currency		0.3	93,543
Food & Fiber		0.0 *	12,966
Energy		0.2	65,240
Indices		0.1	42,193
Livestock		0.0 *	8,280
Metals		0.4	127,218

Total futures contracts sold		1.1	349,440

Total futures contracts, at fair value		1.2%	$391,765
Futures and forward contracts by country composition
Australian		0.1%	$17,684
European Monetary Union		0.3	114,090
Great Britain		0.1	16,951
Japan		0.2	89,702
United States		0.5	181,301

Other		0.1	14,360

Total futures and forward contracts by country		1.2%	$434,088

SUPERFUND GREEN, L.P.—SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Investment income
Interest income	$5,629	$20,663
Other income	675	—

Total income	6,304	20,663

Expenses
Selling commission	984,302	1,499,588
Brokerage commissions	501,855	544,421
Management fee	455,240	693,659
Ongoing offering expenses	246,076	374,951
Operating expenses	36,912	56,243
(Gain) loss on MF Global	(41,517)	337,063
Other	12,253	19,866

Total expenses	2,195,121	3,525,791

Net investment loss	(2,188,817)	(3,505,128)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	(976,514)	(334,077)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	26,358	(2,183,020)

Net loss on investments	(950,156)	(2,517,097)

Net decrease in net assets from operations	$(3,138,973)	$(6,022,225)

Net decrease in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$(161.72)	$(246.81)

Net decrease in net assets from operations per unit (based upon change in net asset value per unit during year)	$(175.99)	$(244.24)

*	Weighted average number of Units outstanding for Series A for the Years Ended December 31, 2012 and December 31, 2011: 19,410.14 and 24,400.48, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Decrease in net assets from operations:
Net investment loss	$(2,188,817)	$(3,505,128)
Net realized loss on futures and forward contracts	(976,514)	(334,077)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	26,358	(2,183,020)

Net decrease in net assets from operations	(3,138,973)	(6,022,225)

Capital share transactions
Issuance of Units	840,309	4,697,837
Redemption of Units	(12,021,886)	(6,354,664)

Net decrease in net assets from capital share transactions	(11,181,577)	(1,656,827)
Net decrease in net assets	(14,320,550)	(7,679,052)

Net assets, beginning of year	30,877,886	38,556,938

Net assets, end of year	$16,557,336	$30,877,886

Units, beginning of year	23,634.331	24,863.954
Issuance of Units	672.529	3,038.045
Redemption of Units	(9,660.659)	(4,267.668)

Units, end of year	14,646.201	23,634.331

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(3,138,973)	$(6,022,225)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(9,048,159)	(47,684,521)
Sales and maturities of U.S. government securities	17,350,000	55,457,937
Amortization of discounts and premiums	(1,841)	(6,688)
Increase (decrease) in due from brokers	15,697,250	(2,490,331)
Increase in unrealized appreciation on open forward contracts	40,388	151,084
Increase (decrease) in futures contracts purchased	(267,293)	2,797,107
Increase (decrease) in unrealized depreciation on open forward contracts	(25,057)	30,036
Increase (decrease) in futures contracts sold	225,604	(795,207)
Increase in due from affiliate	(187)
Increase (decrease) in management fee	(74,156)	40,575
Increase (decrease) in fees payable	(159,127)	69,125

Net cash provided by operating activities	20,598,449	1,546,892

Cash flows from financing activities
Subscriptions, net of advance subscriptions	776,309	4,502,641
Redemptions, net of redemptions payable	(11,594,057)	(6,486,862)

Net cash used in financing activities	(10,817,748)	(1,984,221)

Net increase (decrease) in cash	9,780,701	(437,329)
Cash, beginning of year	333,206	770,535

Cash, end of year	$10,113,907	$333,206

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
ASSETS
US Government securities, at fair value, (amortized cost of $9,350,000 as of December 31, 2011	$—	$9,350,000
Due from brokers	8,991,429	23,607,831
Unrealized appreciation on open forward contracts	210,352	242,377
Futures contracts sold	190,766	574,341
Futures contracts purchased	596,935	72,548
Cash	8,851,280	656,150

Total assets	18,840,762	34,503,247

LIABILITIES
Unrealized depreciation on open forward contracts	114,435	155,689
Subscriptions received in advance	—	90,700
Redemptions payable	805,961	1,371,630
Management fee payable	28,886	111,846
Fees payable	34,518	221,570

Total liabilities	983,800	1,951,435

NET ASSETS	$17,856,962	$32,551,812

Number of Units	15,682.537	23,394.345

Net asset value per Unit	$1,138.65	$1,391.44

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012

	Percentage of
	Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	1.2%	$210,352

Total unrealized appreciation on forward contracts	1.2	210,352

Unrealized depreciation on forward contracts
Currency	(0.6)	(114,435)

Total unrealized depreciation on forward contracts	(0.6)	(114,435)

Total forward contracts, at fair value	0.6%	$95,917

Futures contracts, at fair value
Futures contracts purchased
Currency	(0.0)*%	$(1,491)
Energy	0.7	120,758
Financial	0.8	148,561
Food & Fiber	0.0 *	325
Indices	1.3	230,985
Metals	0.5	97,797

Total futures contracts purchased	3.3	596,935

Futures contracts sold
Currency	1.1	189,836
Energy	0.8	157,440
Financial	(0.0)*	(6,894)
Food & Fiber	0.7	125,232
Indices	(0.0)*	(579)
Metals	(1.5)	(274,269)

Total futures contracts sold	1.1	190,766

Total futures contracts, at fair value	4.4%	$787,701

Futures and forward contracts by country composition
Australia	0.1%	$22,299
Canada	0.1	11,967
European Monetary Union	(0.1)	(22,191)
Great Britain	(0.1)	(19,969)
Japan	1.4	253,009
United States	2.7	486,306
Other	0.9	152,197

Total futures and forward contracts by country	5.0%	$883,618

*	Due to rounding

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

SUPERFUND GREEN, L.P.—SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Investment income, interest
Interest income	$5,647	$23,699
Other income	1,199	—

Total income	6,846	23,699

Expenses
Selling commission	1,052,374	1,956,503
Brokerage commissions	778,655	1,060,080
Management fee	486,724	904,883
Ongoing offering expenses	263,093	489,121
Operating expenses	39,464	73,370
Loss on MF Global	33,100	529,613
Other	12,548	31,263

Total expenses	2,665,958	5,044,833

Net investment loss	(2,659,112)	(5,021,134)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(2,305,007)	255,414
Net change in unrealized appreciation (depreciation) on futures and forward contracts	150,041	(4,644,429)

Net loss on investments	(2,154,966)	(4,389,015)

Net decrease in net assets from operations	$(4,814,078)	$(9,410,149)

Net decrease in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$(243.71)	$(337.97)

Net decrease in net assets from operations per unit (based upon change in net asset value per unit during year)	$(252.79)	$(382.08)

*	Weighted average number of Units outstanding for Series B for the Years Ended December 31, 2012 and December 31, 2011: 19,753.02 and 27,843.37, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Decrease in net assets from operations
Net investment loss	$(2,659,112)	$(5,021,134)
Net realized gain (loss) on futures and forward contracts	(2,305,007)	255,414
Net change in unrealized appreciation (depreciation) on futures and forward contracts	150,041	(4,644,429)

Net decrease in net assets from operations	(4,814,078)	(9,410,149)

Capital share transactions
Issuance of Units	788,929	4,060,948
Redemption of Units	(10,669,701)	(16,607,520)

Net decrease in net assets from capital share transactions	(9,880,772)	(12,546,572)
Net decrease in net assets	(14,694,850)	(21,956,721)

Net assets, beginning of year	32,551,812	54,508,533

Net assets, end of year	$17,856,962	$32,551,812

Units, beginning of year	23,394.345	30,734.730
Issuance of Units	601.308	2,282.737
Redemption of Units	(8,313.116)	(9,623.122)

Units, end of year	15,682.537	23,394.345

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(4,814,078)	$(9,410,149)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(10,397,878)	(63,162,239)
Sales and maturities of U.S. government securities	19,750,000	76,102,087
Amortization of discounts and premiums	(2,122)	(9,353)
Increase in due from brokers	14,616,402	5,339,802
Increase in unrealized appreciation on open forward contracts	32,025	342,760
Increase (decrease) in futures contracts purchased	(524,387)	5,825,835
Increase (decrease) in unrealized depreciation on open forward contracts	(41,254)	14,695
Increase (decrease) in futures contracts sold	383,575	(1,538,861)
Increase (decrease) in management fees	(82,960)	23,913
Increase (decrease) in fees payable	(187,052)	32,227

Net cash provided by operating activities	18,732,271	13,560,717

Cash flows from financing activities
Subscriptions, net of advance subscriptions	698,229	3,230,053
Redemptions, net of redemption payable	(11,235,370)	(17,434,027)

Net cash used in financing activities	(10,537,141)	(14,203,974)

Net increase (decrease) in cash	8,195,130	(643,257)
Cash, beginning of year	656,150	1,299,407

Cash, end of year	$8,851,280	$656,150

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P.—SERIES A and SUPERFUND GREEN, L.P.—SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2009 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption is not expected to have a material impact on the Funds’ financial statements.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable,either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

As of and during the years ended December 31, 2012 and December 31, 2011, the Fund held no investments or derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2012:

Superfund Green, L.P.

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$299,598	$—	$299,598	$—
Futures contracts sold	314,602	314,602	—	—
Futures contracts purchased	906,553	906,553	—	—

Total Assets Measured at Fair Value	$1,520,753	$1,221,155	$299,598	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$176,689	$—	$176,689	$—

Total Liabilities Measured at Fair Value	$176,689	$—	$176,689	$—

Superfund Green, L.P.—Series A

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$89,246	$—	$89,246	$—
Futures contracts sold	123,836	123,836	—	—
Futures contracts purchased	309,618	309,618	—	—

Total Assets Measured at Fair Value	$522,700	$433,454	$89,246	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$62,254	$—	$62,254	$—

Total Liabilities Measured at Fair Value	$62,254	$—	$62,254	$—

Superfund Green, L.P.—Series B

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$210,352	$—	$210,352	$—
Futures contracts sold	190,766	190,766	—	—
Futures contracts purchased	596,935	596,935	—	—

Total Assets Measured at Fair Value	$998,053	$787,801	$210,352	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$114,435	$—	$114,435	$—

Total Liabilities Measured at Fair Value	$114,435	$—	$114,435	$—

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2011:

Superfund Green, L.P.

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$17,650,000	$—	$17,650,000	$—
Unrealized appreciation on open forward contracts	372,011	—	372,011	—
Futures contracts sold	923,781	923,781	—	—
Futures contracts purchased	114,873	114,873	—	—

Total Assets Measured at Fair Value	$19,060,665	$1,038,654	$18,022,011	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$243,000	$—	$243,000	$—

Total Liabilities Measured at Fair Value	$243,000	$—	$243,000	$—

Superfund Green, L.P.—Series A

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$8,300,000	$—	$8,300,000	$—
Unrealized appreciation on open forward contracts	129,634	—	129,634	—
Futures contracts sold	349,440	349,440	—	—
Futures contracts purchased	42,325	42,325	—	—

Total Assets Measured at Fair Value	$8,821,399	$391,765	$8,429,634	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$87,311	$—	$87,311	$—

Total Liabilities Measured at Fair Value	$87,311	$—	$87,311	$—

Superfund Green, L.P.—Series B

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,350,000	$—	$9,350,000	$—
Unrealized appreciation on open forward contracts	242,377	—	242,377	—
Futures contracts sold	574,341	574,341	—	—
Futures contracts purchased	72,548	72,548	—	—

Total Assets Measured at Fair Value	$10,239,266	$646,889	$9,592,377	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$155,689	$—	$155,689	$—

Total Liabilities Measured at Fair Value	$155,689	$—	$155,689	$—

For the years ended December 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 assets and liabilities.

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$299,598	$—	$299,598
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(176,689)	(176,689)
Futures contracts	Futures contracts purchased	906,553	—	906,553
Futures contracts	Futures contracts sold	314,602	—	314,602

Totals		$1,520,753	$(176,689)	$1,344,064

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$372,011	$—	$372,011
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(243,000)	(243,000)
Futures contracts	Futures contracts purchased	114,873	—	114,873
Futures contracts	Futures contracts sold	923,781	—	923,781

Totals		$1,410,665	$(243,000)	$1,167,665

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$447,002	$(6,102)
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	(3,728,523)	182,501

Total		$(3,281,521)	$176,399

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(441,511)	$(538,574)
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	362,848	(6,288,875)

Total		$(78,663)	$(6,827,449)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$299,300	0.9		$(27,564)	(0.1)	$298	0.0	*	$(149,125)	(0.4)		$122,909
Currency	148,788	0.4		(153,200)	(0.4)	305,562	0.9		(5,217)	(0.0	)*	295,933
Financial	282,169	0.8		(35,118)	(0.1)	2,470	0.0	*	(13,501)	(0.0	)*	236,020
Food & Fiber	1,350	0.0	*	(110)	(0.0)*	198,242	0.6		(2,910)	(0.0	)*	196,572
Indices	515,158	1.5		(177,776)	(0.5)	—	—		(1,007)	(0.0	)*	336,375
Metals	201,333	0.6		(56,090)	(0.2)	305,050	0.9		(743,794)	(2.2)		(293,501)
Energy	180,319	0.5		(270)	(0.0)*	491,317	1.4		(221,610)	(0.6)		449,756

Totals	$1,628,417	4.7		$(450,128)	(1.3)	$1,302,939	3.8		$(1,137,164)	(3.3)		$1,344,064

*	Due to rounding

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$17,051	0.0	*	$(72,108)	(0.1)	$354,960	0.6	$(170,892)	(0.3)	$129,011
Currency	197,746	0.3		(6,098)	(0.0)*	260,294	0.4	(15,958)	(0.0)*	435,984
Financial	130,897	0.1		(98,758)	(0.2)	—	—	—	—	32,139
Food & Fiber	66,564	0.1		(5,688)	(0.0)*	216,359	0.3	(180,838)	(0.3)	96,397
Indices	49,517	0.1		(4,144)	(0.0)*	188,120	0.3	(89,978)	(0.1)	143,515
Metals	—	—		(79,729)	(0.1)	452,224	0.7	(105,682)	(0.2)	266,813
Energy	285	0.0	*	(135,719)	(0.2)	183,020	0.3	(4,860)	(0.0)*	42,726
Livestock	—	—		—	—	43,860	0.1	(22,780)	(0.0)*	21,080

Totals	$462,060	0.6		$(402,244)	(0.6)	$1,698,837	2.7	$(590,988)	(0.9)	$1,167,665

*	Due to rounding

Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	177	145	$994,373	$1,001,443

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,767	1,758
Financial	5,320	1,077
Food & Fiber	195	382
Indices	2,065	1,308
Metals	1,253	491
Energy	796	691
Livestock	68	205

Total	11,641	6,057

*	Based on quarterly holdings

Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	196	207	$1,603,144	$1,440,368

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	3,591	785
Financial	5,965	1,015
Food & Fiber	442	272
Indices	2,426	1,715
Metals	872	309
Energy	1,138	1,405
Livestock	189	85

Total	14,819	5,793

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Year Ended December 31, 2012
	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Net Trading Gain (Loss)
Foreign Exchange	$447,002	$(6,102)	$440,900
Currency	(2,487,332)	(140,051)	(2,627,383)
Financial	1,297,954	203,881	1,501,835
Food & Fiber	(1,515,280)	100,175	(1,415,105)
Indices	(347,209)	192,860	(154,349)
Metals	(2,604,899)	(560,314)	(3,165,213)
Livestock	(151,716)	(21,080)	(172,796)
Energy	2,079,959	407,030	2,486,989

Total net trading gain (loss)	$(3,281,521)	$176,399	$(3,105,122)

	For the Year Ended December 31, 2011
	Net Realized Gain (Loss)	Change in Net Unrealized Loss	Net Trading Gain (Loss)
Foreign Exchange	$(441,511)	$(538,575)	$(980,086)
Currency	(3,878,505)	(2,071,860)	(5,950,365)
Financial	7,438,782	(412,516)	7,026,266
Food & Fiber	(1,921,994)	(804,012)	(2,726,006)
Indices	(7,045,520)	(332,946)	(7,378,466)
Metals	3,760,578	(1,798,280)	1,962,298
Livestock	(562,880)	(319,080)	(881,960)
Energy	2,572,387	(550,180)	2,022,207

Total net trading loss	$(78,663)	$(6,827,449)	$(6,906,112)

Superfund Green, L.P. - Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$89,246	$—	$89,246
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(62,254)	(62,254)
Futures contracts	Futures contracts purchased	309,618	—	309,618
Futures contracts	Futures contracts sold	123,836	—	123,836

Totals		$522,700	$(62,254)	$460,446

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$129,634	$—	$129,634
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(87,311)	(87,311)
Futures contracts	Futures contracts purchased	42,325	—	42,325
Futures contracts	Futures contracts sold	349,440	—	349,440

Totals		$521,399	$(87,311)	$434,088

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$215,582	$(15,331)
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	(1,192,096)	41,689

Total		$(976,514)	$26,358

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(149,986)	$(181,120)
Futures contracts	Net realized and unrealized loss on futures and forward contracts	(184,091)	(2,001,900)

Total		$(334,077)	$(2,183,020)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$89,181	0.5		$(9,816)	(0.1)	$65	0.0	*	$(52,438)	(0.3)		$26,992
Currency	59,819	0.4		(62,740)	(0.4)	112,612	0.7		(2,103)	(0.0	)*	107,588
Financial	113,718	0.7		(15,228)	(0.1)	1,185	0.0	*	(5,322)	(0.0	)*	94,353
Food & Fiber	915	0.0	*	—	—	71,348	0.4		(1,248)	(0.0	)*	71,015
Indices	176,408	1.1		(70,011)	(0.4)	—	—		(428)	(0.0	)*	105,969
Metals	69,944	0.4		(22,498)	(0.1)	122,925	0.7		(287,400)	(1.7)		(117,029)
Energy	59,561	0.4		(270)	(0.0)*	187,282	1.2		(75,015)	(0.5)		171,558

Totals	$569,546	3.4		$(180,563)	(1.1)	$495,417	3.0		$(423,954)	(2.5)		$460,446

*	Due to rounding

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$7,369	0.0	*	$(24,481)	(0.1)	$122,265	0.4		$(62,830)	(0.2)	$42,323
Currency	77,234	0.2		(2,408)	(0.0)*	98,600	0.3		(5,057)	(0.0)*	168,369
Financial	47,673	0.1		(38,291)	(0.1)	—	—		—	—	9,382
Food & Fiber	25,776	0.1		(1,563)	(0.0)*	79,767	0.2		(66,801)	(0.2)	37,179
Indices	17,854	0.1		(1,435)	(0.0)*	75,259	0.2		(33,066)	(0.1)	58,612
Metals	—	—		(28,975)	(0.1)	167,018	0.5		(39,800)	(0.1)	98,243
Energy	30	(0.0	)*	(53,570)	(0.2)	70,100	0.2		(4,860)	(0.0)*	11,700
Livestock	—	—		—	—	17,370	0.0	*	(9,090)	(0.0)*	8,280

Totals	$175,936	0.5		$(150,723)	(0.5)	$630,379	1.8		$(221,504)	(0.6)	$434,088

*	Due to rounding

Series A average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	77	60	$367,599	$364,218

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	703	699
Financial	2,109	424
Food & Fiber	78	150
Indices	780	506
Metals	498	193
Energy	301	267
Livestock	26	78

Total	4,572	2,377

*	Based on quarterly holdings

Series A average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	75	81	$421,962	$358,827

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,098	207
Financial	1,769	394
Food & Fiber	149	70
Indices	829	502
Metals	262	107
Energy	314	426
Livestock	57	24

Totals	4,553	1,811

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Year Ended December 31, 2012
	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Net Trading Gain (Loss)
Foreign Exchange	$215,582	$(15,331)	$200,251
Currency	(959,045)	(60,781)	(1,019,826)
Financial	597,577	84,971	682,548
Food & Fiber	(634,599)	33,836	(600,763)
Indices	(69,124)	47,357	(21,767)
Metals	(1,047,970)	(215,272)	(1,263,242)
Livestock	(56,623)	(8,280)	(64,903)
Energy	977,688	159,858	1,137,546

Total net trading gain (loss)	$(976,514)	$26,358	$(950,156)

	For the Year Ended December 31, 2011
	Net Realized Gain (Loss)	Change in Net Unrealized Loss	Net Trading Gain (Loss)
Foreign Exchange	$(149,986)	$(181,120)	$(331,106)
Currency	(1,590,241)	(656,524)	(2,246,765)
Financial	2,439,482	(137,418)	2,302,064
Food & Fiber	(694,402)	(252,290)	(946,692)
Indices	(2,176,386)	(90,149)	(2,266,535)
Metals	1,374,483	(596,500)	777,983
Livestock	(206,600)	(101,340)	(307,940)
Energy	669,573	(167,679)	501,894

Total net trading loss	$(334,077)	$(2,183,020)	$(2,517,097)

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$210,352	$—	$210,352
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(114,435)	(114,435)
Futures contracts	Futures contracts purchased	596,935	—	596,935
Futures contracts	Futures contracts sold	190,766	—	190,766

Totals		$998,053	$(114,435)	$883,618

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$242,377	$—	$242,377
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(155,689)	(155,689)
Futures contracts	Futures contracts purchased	72,548	—	72,548
Futures contracts	Futures contracts sold	574,341	—	574,341

Totals		$889,266	$(155,689)	$733,577

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain on futures and forward contracts	$231,420	$9,229
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	(2,536,427)	140,812

Total		$(2,305,007)	$150,041

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized loss on futures and forward contracts	$(291,525)	$(357,454)
Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	546,939	(4,286,975)

Total		$255,414	$(4,644,429)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$210,119	1.2		$(17,748)	(0.1)	$233	0.0	*	$(96,687)	(0.5)		$95,917
Currency	88,969	0.5		(90,460)	(0.5)	192,950	1.1		(3,114)	(0.0	)*	188,345
Financial	168,451	0.9		(19,890)	(0.1)	1,285	0.0	*	(8,179)	(0.0	)*	141,667
Food & Fiber	435	0.0	*	(110)	(0.0)*	126,894	0.7		(1,662)	(0.0	)*	125,557

Indices	338,750	1.9	(107,765)	(0.6)	—	—	(579)	(0.0)*	230,406
Metals	131,389	0.7	(33,592)	(0.2)	182,125	1.0	(456,394)	(2.5)	(176,472)
Energy	120,758	0.7	—	—	304,035	1.7	(146,595)	(0.9)	278,198

Totals	$1,058,871	5.9	$(269,565)	(1.5)	$807,522	4.5	$(713,210)	(3.9)	$883,618

*	Due to rounding

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain on Open Positions
Foreign Exchange	$9,682	0.0	*	$(47,627)	(0.1)	$232,695	0.7		$(108,062)	(0.4)	$86,688
Currency	120,512	0.4		(3,690)	(0.0)*	161,694	0.5		(10,901)	(0.0)*	267,615
Financial	83,224	0.3		(60,467)	(0.2)	—	—		—	—	22,757
Food & Fiber	40,788	0.1		(4,125)	(0.0)*	136,592	0.4		(114,037)	(0.4)	59,218
Indices	31,663	0.1		(2,709)	(0.0)*	112,861	0.4		(56,912)	(0.2)	84,903
Metals	—	—		(50,754)	(0.2)	285,206	0.9		(65,882)	(0.2)	168,570
Energy	255	(0.0	)*	(82,149)	(0.3)	112,920	0.3		—	—	31,026
Livestock	—	—		—	—	26,490	0.0	*	(13,690)	(0.0)*	12,800

Totals	$286,124	0.9		$(251,521)	(0.8)	$1,068,458	3.2		$(369,484)	(1.2)	$733,577

*	Due to rounding

Series B average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	100	85	$626,774	$637,225

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,064	1,059
Financial	3,211	653
Food & Fiber	117	232
Indices	1,285	802
Metals	755	298
Energy	495	424
Livestock	42	127

Total	7,069	3,680

*	Based on quarterly holdings

Series B average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	121	126	$1,181,182	$1,081,541

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,493	578
Financial	4,196	621
Food & Fiber	293	202
Indices	1,597	1,213
Metals	610	202
Livestock	132	61
Energy	824	979

Totals	10,266	3,982

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Year Ended December 31, 2012
	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Net Trading Gain (Loss)
Foreign Exchange	$231,420	$9,229	$240,649
Currency	(1,528,287)	(79,270)	(1,607,557)
Financial	700,377	118,910	819,287
Food & Fiber	(880,681)	66,339	(814,342)
Indices	(278,085)	145,503	(132,582)
Metals	(1,556,929)	(345,042)	(1,901,971)
Livestock	(95,093)	(12,800)	(107,893)
Energy	1,102,271	247,172	1,349,443

Total net trading gain (loss)	$(2,305,007)	$150,041	$(2,154,966)

	For the Year Ended December 31, 2011
	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Net Trading Gain (Loss)
Foreign Exchange	$(291,525)	$(357,455)	$(648,980)
Currency	(2,288,264)	(1,415,336)	(3,703,600)
Financial	4,999,300	(275,098)	4,724,202
Food & Fiber	(1,227,592)	(551,722)	(1,779,314)
Indices	(4,869,134)	(242,797)	(5,111,931)
Metals	2,386,095	(1,201,780)	1,184,315
Livestock	(356,280)	(217,740)	(574,020)
Energy	1,902,814	(382,501)	1,520,313

Total net trading gain (loss)	$255,414	$(4,644,429)	$(4,389,015)

(4) Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2012, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. On October 31, 2011, MF Global, one of the Fund’s former clearing brokers at the time, reported to the SEC and the Commodity Futures Trading Commission (“CFTC”) possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in the weeks prior to October 31, 2011 and began reducing the Fund’s exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global were reduced and steps were initiated to transfer all remaining positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. In the fourth quarter of 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, Superfund Capital Management caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall. Series A recorded a reserve that reduced the net asset value by approximately $337,000 and Series B recorded a reserve that reduced the net asset value by approximately $529,000 as of December 31, 2011.

Since the Fund’s initial reserve was taken, an active market developed for MF Global claims similar to the Fund’s. As a result, Superfund Capital Management received bids from third parties for the purchase of the Fund’s MF Global claims. Following this process, Superfund Capital Management determined it was in the best interests of the Fund to sell its MF Global claims, and the Fund closed on the sale in the amount of $904,087 for Series A and $1,736,710 for Series B on June 11, 2012. Although the sale did not close until June 11, 2012, Superfund Capital Management recognized the change in reserve prior to closing the Fund’s books effective May 31, 2012. Because the sale price did not match the amount of the Fund’s assets on deposit at MF Global as reduced by the reserve, each Series recognized a change in value as of May 31, 2012 as a result of the sale. Such change in reserve is presented as “Gain/Loss on MF Global” on the Statements of Operations. Due to the manner in which each Series’ assets were held at MF Global, the sale price for Series A’s claim was slightly more than the carrying amount of Series A’s assets on deposit at MF Global (as reduced by the amount the reserve taken, as described above), while the sales price for Series B’s claim was slightly less than the carrying amount of Series B’s assets on deposit at MF Global (as reduced by the amount of the reserve taken, as described above). As a result, on May 31, 2012, the net asset value of the Series A Units increased by approximately 0.13% (or approximately $1.82 per Unit) and the net asset value of the Series B Units was reduced by approximately 0.12% (or approximately $1.92 per Unit). Following this sale, the Fund no longer has any exposure to MF Global.

(5) Allocation of Net Profits and Losses

In accordance with the Sixth Amended and Restated Limited Partnership Agreement, net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Subscriptions received in advance, if any, represent cash received prior to December 31 for contributions of the subsequent month and do not participate in the earnings of the Fund until the following January.

(6) Related Party Transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum) of net assets, ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management, LLC, an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading, Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund. For the year ended December 31, 2012, rebated selling commissions amounted to $0 for Series A and $0 for Series B.

As of December 31, 2012, Superfund Capital Management owned 386.799 Units of Series A, representing 2.64% of the total issued Units of Series A, and 543.012 Units of Series B, representing 3.46% of the total issued Units of Series B, having a combined value of $1,057,576. Losses allocated to Units of Series A and Series B owned by Superfund Capital Management were $95,212 for the year ended December 31, 2012. Selling commissions over the 10% threshold in the amount of $14,605 were rebated to Superfund Capital Management during this period through the purchase of 11.235 Units of Series B. Superfund Capital Management did not make any other contributions to or withdrawals from either Series during this period. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets.

(7) Financial Highlights

Financial highlights for the year ended December 31, 2012, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees and MF Global	(13.7)%	(18.0)%
Incentive fees	0.0	0.0
MF Global (See Note 4)	0.3	(0.2)

Total return after incentive fees	(13.4)%	(18.2)%

Ratio to average partners’ capital
Operating expenses before incentive fees	9.0%	10.0%
Incentive fees	0.0	0.0
MF Global (See Note 4)	(0.2)	0.1

Total expenses	8.8%	10.1%

Net investment loss	(8.8)%	(10.1)%
Net asset value per unit, beginning of year	$1,306.48	$1,391.44
Net investment loss	(110.86)	(132.68)
Net loss on investments	(65.13)	(120.11)

Net asset value per unit, end of year	$1,130.49	$1,138.65

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(161.72)	$(243.71)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(175.99)	$(252.79)

Financial highlights for the year ended December 31, 2011, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees and MF Global	(14.8)%	(20.3)%
Incentive fees	0.0	0.0
MF Global (See Note 4)	(0.9)%	(1.3)%

Total return after incentive fees	(15.7)%	(21.6)%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.5%	9.2%
Incentive fees	0.0	0.0
MF Global (See Note 4)	0.9%	1.1%

Total expenses	9.4%	10.3%

Net investment loss	(9.4)%	(10.2)%
Net asset value per unit, beginning of year	$1,550.72	$1,773.52
Net investment loss	(143.34)	(178.54)
Net loss on investments	(100.90)	(203.54)
Net asset value per unit, end of year	$1,306.48	$1,391.44

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(246.81)	$(337.97)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(244.24)	$(382.08)

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $2,631,758 and $1,410,603, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $299,598 and $176,689, respectively, at December 31, 2012.

For Series A, gross unrealized gains and losses related to exchange traded futures were $975,717 and $542,263, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $89,246 and $62,254, respectively, at December 31, 2012.

For Series B, gross unrealized gains and losses related to exchange traded futures were $1,656,041 and $868,340, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $210,352 and $114,435, respectively, at December 31, 2012.

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

The majority of these instruments mature within one year of December 31, 2012. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2013.

SUPERFUND GREEN, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC. General Partner

By:	/s/ Nigel James
Nigel James
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Signature	Title with Superfund Capital Management	Date

/s/ Nigel James	President	March 26, 2013
Nigel James	(Principal Executive Officer)

/s/ Martin Schneider	Vice President and Director	March 26, 2013
Martin Schneider	(Principal Financial Officer)

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02 101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*

Section 1350 Certification of Principal Financial Officer

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Labe Linkbase Document

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

The following exhibit is incorporated by reference herein from the exhibits of the same description and number filed on May 8, 2012, with Superfund Green, L.P.’s Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-162132).

3.01	Form of Sixth Amended and Restated Limited Partnership Agreement of Superfund Green, L.P.

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