Form 10-Q
period 2013-03-31
SUPERFUND GREEN, L.P.
filed 2013-05-15
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B are included in Item 1:

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Due from brokers	$14,934,579	$16,139,431
Due from affiliate	—	187
Unrealized appreciation on open forward contracts	119,657	299,598
Futures contracts purchased	1,190,538	906,553
Futures contracts sold	1,361,906	314,602
Cash	18,680,820	18,965,187

Total assets	36,287,500	36,625,558

LIABILITIES
Unrealized depreciation on open forward contracts	47,753	176,689
Futures contracts purchased	1,021,882	—
Futures contracts sold	334,672	—
Redemptions payable	898,475	1,908,427
Management fees payable	53,891	56,206
Fees payable	69,988	69,938

Total liabilities	2,426,661	2,211,260

NET ASSETS	$33,860,839	$34,414,298

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2013

	Percentage of
	Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.3%	$119,657

Total unrealized appreciation on forward contracts	0.3	119,657

Unrealized depreciation on forward contracts
Currency	(0.2)	(47,753)

Total unrealized depreciation on forward contracts	(0.2)	(47,753)

Total forward contracts, at fair value	0.1%	$71,904

Futures contracts, at fair value
Futures contracts purchased
Currency	0.1	33,323
Energy	1.4	462,479
Financial	1.5	498,592
Food & Fiber	(0.9)	(309,038)
Indices	(0.1)	(36,109)
Metals	(1.4)	(480,591)

Total futures contracts purchased	0.6	168,656

Futures contracts sold
Currency	(0.1)	(34,931)
Energy	(0.5)	(170,919)
Financial	(0.1)	(20,012)
Food & Fiber	0.2	67,552
Indices	(0.1)	(17,518)
Livestock	0.1	19,490
Metals
LME Aluminum expiring June 2013	1.3	448,619
LME Copper expiring June 2013	1.3	436,675
Other	0.9	298,278

Total Metals	3.5	1,183,572

Total futures contracts sold	3.0	1,027,234

Total futures contracts, at fair value	3.6%	$1,195,890

Futures and forward contracts by country composition
Australia	(0.1)%	$(20,600)
Canada	0.1	44,762
European Monetary Union	(0.2)	(59,935)
Great Britain	0.0 *	5,033
Japan	0.4	117,841
United States	3.1	1,062,360
Other	0.4	118,333

Total futures and forward contracts by country	3.7%	$1,267,794

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

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

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
Investment income
Interest income	$870	$1,002
Other income	3	1,865

Total income	873	2,867

Expenses
Management fees	164,182	280,977
Ongoing offering expenses	88,748	151,879
Operating expenses	13,314	22,782
Selling commission	354,987	607,514
Brokerage commissions	241,221	279,172
Other	7,350	5,331

Total expenses	869,802	1,347,655

Net investment loss	(868,929)	(1,344,788)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	3,872,640	(2,129,914)
Net change in unrealized depreciation on futures and forward contracts	(76,270)	(1,316,861)

Net gain (loss) on investments	3,796,370	(3,446,775)

Net increase (decrease) in net assets from operations	$2,927,441	$(4,791,563)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(868,929)	$(1,344,788)
Net realized gain (loss) on futures and forward contracts	3,872,640	(2,129,914)
Net change in unrealized depreciation on futures and forward contracts	(76,270)	(1,316,861)

Net increase (decrease) in net assets from operations	2,927,441	(4,791,563)
Capital share transactions
Issuance of Units	273,823	510,996
Redemption of Units	(3,754,723)	(6,064,765)

Net decrease in net assets from capital share transactions	(3,480,900)	(5,553,729)
Net decrease in net assets	(553,459)	(10,345,332)
Net assets, beginning of period	34,414,298	63,429,698

Net assets, end of period	$33,860,839	$53,084,366

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$2,927,441	$(4,791,563)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(9,998,028)
Sales and maturities of U.S. government securities	—	17,650,000
Amortization of discounts and premiums	—	872
Increase in due from brokers	1,204,852	19,523,075
Increase in due from affiliate	187	—
Increase in unrealized appreciation on open forward contracts	179,941	103,930
Increase (decrease) in unrealized depreciation on open forward contracts	(128,936)	166,202
Increase in futures contracts purchased	737,897	751,399
Increase (decrease) in futures contracts sold	(712,632)	295,330
Decrease in management fee	(2,315)	(127,687)
Increase (decrease) in fees payable	50	(267,317)

Net cash provided by operating activities	4,206,485	23,306,213

Cash flows from financing activities
Subscriptions	273,823	366,296
Redemptions, net of change in redemptions payable	(4,764,675)	(5,983,184)

Net cash used in financing activities	(4,490,852)	(5,616,888)

Net increase (decrease) in cash	(284,367)	17,689,325
Cash, beginning of period	18,965,187	989,356

Cash, end of period	$18,680,820	$18,678,681

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Due from brokers	$6,001,877	$7,148,002
Due from affiliate	—	187
Unrealized appreciation on open forward contracts	40,505	89,246
Futures contracts purchased	439,476	309,618
Futures contracts sold	526,643	123,836
Cash	10,013,405	10,113,907

Total assets	17,021,906	17,784,796

LIABILITIES
Unrealized depreciation on open forward contracts	15,746	62,254
Futures contracts purchased	381,741	—
Futures contracts sold	127,120	—
Redemptions payable	363,124	1,102,466
Management fee	25,492	27,320
Fees payable	33,101	35,420

Total liabilities	946,324	1,227,460

NET ASSETS	$16,075,582	$16,557,336

Number of Units	13,353.825	14,646.201

Net asset value per Unit	$1,203.82	$1,130.49

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2013

	Percentage of
	Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.3%	$40,505

Total unrealized appreciation on forward contracts	0.3	40,505

Unrealized depreciation on forward contracts
Currency	(0.1)	(15,746)

Total unrealized depreciation on forward contracts	(0.1)	(15,746)

Total forward contracts, at fair value	0.2%	$24,759

Futures contracts, at fair value
Futures contracts purchased
Currency	0.1	12,517
Energy	1.0	164,043
Financial	1.2	190,802
Food & Fiber	(0.7)	(115,775)
Indices	(0.0)*	(7,822)
Metals	(1.2)	(186,030)

Total futures contracts purchased	0.4	57,735

Futures contracts sold
Currency	(0.1)	(14,476)
Energy	(0.4)	(62,075)
Financial	(0.0)*	(7,636)
Food & Fiber	0.1	23,614
Indices	(0.0)*	(4,897)
Livestock	0.0 *	2,530
Metals
LME Aluminum expiring June 2013	1.1	172,106
LME Copper expiring June 2013	1.1	170,550
Other	0.7	119,807

Total Metals	2.9	462,463

Total futures contracts sold	2.5	399,523

Total futures contracts, at fair value	2.9%	$457,258

Futures and forward contracts by country composition
Australia	(0.0)*%	$(7,717)
Canada	0.1	16,367
European Monetary Union	(0.1)	(19,876)
Great Britain	0.0 *	3,661
Japan	0.3	44,842
United States	2.5	394,526
Other	0.3	50,214

Total futures and forward contracts by country	3.1%	$482,017

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.5%	$89,246

Total unrealized appreciation on forward contracts	0.5	89,246

Unrealized depreciation on forward contracts
Currency	(0.4)	(62,254)

Total unrealized depreciation on forward contracts	(0.4)	(62,254)

Total forward contracts, at fair value	0.1%	$26,992

Futures Contracts, at fair value
Futures Contracts Purchased
Currency	(0.0)*%	$(2,921)
Energy	0.4	59,291
Financial	0.6	98,490
Food & Fiber	0.0 *	915
Indices	0.6	106,397
Metals	0.3	47,446

Total futures contracts purchased	1.9	309,618

Futures Contracts Sold
Currency	0.7	110,509
Energy	0.7 *	112,267
Financial	(0.0)	(4,137)
Food & Fiber	0.4	70,100
Indices	(0.0)*	(428)
Metals	(1.0)	(164,475)

Total futures contracts sold	0.8	123,836

Total futures contracts, at fair value	2.7%	$433,454

Futures and forward contracts by country composition
Australian	0.1%	$15,450
Canada	0.1	9,979
European Monetary Union	(0.1)	(15,950)
Great Britain	(0.1)	(13,748)
Japan	0.7	114,403
United States	1.5	247,595
Other	0.6	102,717

Total futures and forward contracts by country	2.8%	$460,446

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Investment income
Interest income	$378	$614
Other income	2	671

Total income	380	1,285

Expenses
Management fees	77,736	136,587
Ongoing offering expenses	42,020	73,831
Operating expenses	6,304	11,075
Selling commission	168,078	295,322
Brokerage commissions	92,941	112,337
Other	2,904	2,732

Total expenses	389,983	631,884

Net investment loss	(389,603)	(630,599)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	1,414,071	(912,453)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	21,571	(507,038)

Net gain (loss) on investments	1,435,642	(1,419,491)

Net increase (decrease) in net assets from operations	$1,046,039	$(2,050,090)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$74.73	$(90.27)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$73.33	$(92.46)

*	Weighted average number of Units outstanding for Series A for Three Months Ended March 31, 2013 and March 31, 2012: 13,997.02 and 22,711.90, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(389,603)	$(630,599)
Net realized gain (loss) on futures and forward contracts	1,414,071	(912,453)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	21,571	(507,038)

Net increase (decrease) in net assets from operations	1,046,039	(2,050,090)
Capital share transactions
Issuance of Units	119,441	244,909
Redemption of Units	(1,647,234)	(2,963,045)

Net decrease in net assets from capital share transactions	(1,527,793)	(2,718,136)
Net decrease in net assets	(481,754)	(4,768,226)
Net assets, beginning of period	16,557,336	30,877,886

Net assets, end of period	$16,075,582	$26,109,660

Units, beginning of period	14,646.201	24,863.954
Issuance of Units	102.786	187.031
Redemption of Units	(1,395.162)	(2,314.538)

Units, end of period	13,353.825	21,506.824

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,046,039	$(2,050,090)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(4,699,071)
Sales and maturities of U.S. government securities	—	8,300,000
Amortization of discounts and premiums	—	408
Increase in due from brokers	1,146,125	10,380,332
Increase in due from affiliate	187	—
Increase in unrealized appreciation on open forward contracts	48,741	21,829
Increase (decrease) in unrealized depreciation on open forward contracts	(46,508)	70,842
Increase in futures contracts purchased	251,883	293,788
Increase (decrease) in futures contracts sold	(275,687)	120,579
Decrease in management fee payable	(1,828)	(59,642)
Decrease in fees payable	(2,319)	(122,650)

Net cash provided by operating activities	2,166,633	12,256,325

Cash flows from financing activities
Subscriptions	119,441	180,909
Redemptions, net of change in redemptions payable	(2,386,576)	(2,780,655)

Net cash used in financing activities	(2,267,135)	(2,599,746)

Net increase (decrease) in cash	(100,502)	9,656,579
Cash, beginning of period	10,113,907	333,206

Cash, end of period	$10,013,405	$9,989,785

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Due from brokers	$8,932,702	$8,991,429
Unrealized appreciation on open forward contracts	79,152	210,352
Futures contracts purchased	751,062	596,935
Futures contracts sold	835,263	190,766
Cash	8,667,415	8,851,280

Total assets	19,265,594	18,840,762

LIABILITIES
Unrealized depreciation on open forward contracts	32,007	114,435
Futures contracts purchased	640,141	—
Futures contracts sold	207,552	—
Redemptions payable	535,351	805,961
Management fee payable	28,399	28,886
Fees payable	36,887	34,518

Total liabilities	1,480,337	983,800

NET ASSETS	$17,785,257	$17,856,962

Number of Units	14,094.791	15,682.537

Net asset value per Unit	$1,261.83	$1,138.65

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.4%	$79,152

Total unrealized appreciation on forward contracts	0.4	79,152

Unrealized depreciation on forward contracts
Currency	(0.1)	(32,007)

Total unrealized depreciation on forward contracts	(0.1)	(32,007)

Total forward contracts, at fair value	0.3%	$47,145

Futures contracts, at fair value
Futures contracts purchased
Currency	0.1	20,806
Energy	1.7	298,436
Financial	1.8	307,790
Food & Fiber	(1.1)	(193,263)
Indices	(0.2)	(28,287)
Metals	(1.7)	(294,561)

Total futures contracts purchased	0.6	110,921

Futures contracts sold
Currency	(0.1)	(20,455)
Energy	(0.6)	(108,844)
Financial	(0.1)	(12,376)
Food & Fiber	0.2	43,938
Indices	(0.1)	(12,621)
Livestock	0.1	16,960
Metals
LME Aluminum expiring June 2013	1.6	276,513
LME Copper expiring June 2013	1.5	266,125
Other	1.0	178,471

Total Metals	4.1	721,109

Total futures contracts sold	3.5	627,711

Total futures contracts, at fair value	4.1%	$738,632

Futures and forward contracts by country composition
Australia	(0.1)%	$(12,883)
Canada	0.2	28,395
European Monetary Union	(0.2)	(40,059)
Great Britain	0.0 *	1,372
Japan	0.4	72,999
United States	3.7	667,834
Other	0.4	68,119

Total futures and forward contracts by country	4.4%	$785,777

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

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

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Investment income
Interest income	$492	$388
Other income	1	1,194

Total income	493	1,582

Expenses
Management fees	86,446	144,390
Ongoing offering expenses	46,728	78,048
Operating expenses	7,010	11,707
Selling commission	186,909	312,192
Brokerage commissions	148,280	166,835
Other	4,446	2,599

Total expenses	479,819	715,771

Net investment loss	(479,326)	(714,189)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	2,458,569	(1,217,461)
Net change in unrealized depreciation on futures and forward contracts	(97,841)	(809,823)

Net gain (loss) on investments	2,360,728	(2,027,284)

Net increase (decrease) in net assets from operations	$1,881,402	$(2,741,473)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$125.97	$(121.61)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$123.18	$(123.47)

*	Weighted average number of Units outstanding for Series B for Three Months Ended March 31, 2013 and March 31, 2012: 14,935.35 and 22,543.47, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(479,326)	$(714,189)
Net realized gain (loss) on futures and forward contracts	2,458,569	(1,217,461)
Net change in unrealized depreciation on futures and forward contracts	(97,841)	(809,823)

Net increase (decrease) in net assets from operations	1,881,402	(2,741,473)
Capital share transactions
Issuance of Units	154,382	266,087
Redemption of Units	(2,107,489)	(3,101,720)

Net decrease in net assets from capital share transactions	(1,953,107)	(2,835,633)

Net decrease in net assets	(71,705)	(5,577,106)
Net assets, beginning of period	17,856,962	32,551,812

Net assets, end of period	$17,785,257	$26,974,706

Units, beginning of period	15,682.537	23,394.345
Issuance of Units	128.625	190.470
Redemption of Units	(1,716.371)	(2,310.876)

Units, end of period	14,094.791	21,273.939

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,881,402	$(2,741,473)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(5,298,957)
Sales and maturities of U.S. government securities	—	9,350,000
Amortization of discounts and premiums	—	464
Increase in due from brokers	58,727	9,142,743
Increase in unrealized appreciation on open forward contracts	131,200	82,101
Increase (decrease) in unrealized depreciation on open forward contracts	(82,428)	95,360
Increase in futures contracts purchased	486,014	457,611
Increase (decrease) in futures contracts sold	(436,945)	174,751
Decrease in management fee payable	(487)	(68,045)
Increase (decrease) in fees payable	2,369	(144,667)

Net cash provided by operating activities	2,039,852	11,049,888

Cash flows from financing activities
Subscriptions	154,382	185,387
Redemptions, net of change in redemptions payable	(2,378,099)	(3,202,529)

Net cash used in financing activities	(2,223,717)	(3,017,142)

Net increase (decrease) in cash	(183,865)	8,032,746
Cash, beginning of period	8,851,280	656,150

Cash, end of period	$8,667,415	$8,688,896

See accompanying notes to unaudited financial statements

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P.—SERIES A and SUPERFUND GREEN, L.P.—SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

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

The terms of Series A and Series B each shall continue until December 31, 2050, unless the applicable Series is terminated earlier by the Fund’s general partner, Superfund Capital Management, Inc. (“Superfund Capital Management”) or by operation of law or a decline in the aggregate net assets of such Series to less than $500,000.

2. Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of March 31, 2013, the Fund had on deposit $7,243,828 at ADM Investor Services, Inc. and $7,690,060 at Barclays Capital Inc. As of March 31, 2013, Series A had on deposit $2,784,904 at ADM Investor Services, Inc. and $3,216,627 at Barclays Capital Inc. As of March 31, 2013, Series B had on deposit $4,458,924 at ADM Investor Services, Inc. and $4,473,433 at Barclays Capital Inc.

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

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Funds’ financial statements.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarters ended March 31, 2013 and March 31, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2013 and December 31, 2012:

Superfund Green, L.P.

	Balance March 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$119,657	$—	$119,657	$—
Futures contracts sold	1,361,906	1,361,906	—	—
Futures contracts purchased	1,190,538	1,190,538	—	—

Total Assets Measured at Fair Value	$2,672,101	$2,552,444	$119,657	$—

LIABILITIES
Futures contracts sold	$334,672	$334,672	$—	$—
Futures contracts purchased	1,021,882	1,021,882	—	—
Unrealized depreciation on open forward contracts	47,753	—	47,753	—

Total Liabilities Measured at Fair Value	$1,404,307	$1,356,554	$47,753	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$299,598	$—	$299,598	$—
Futures contracts sold	314,602	314,602	—	—
Futures contracts purchased	906,553	906,553	—	—

Total Assets Measured at Fair Value	$1,520,753	$1,221,155	$299,598	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$176,689	$—	$176,689	$—

Total Liabilities Measured at Fair Value	$176,689	$—	$176,689	$—

Superfund Green, L.P.—Series A

	Balance March 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$40,505	$—	$40,505	$—
Futures contracts sold	526,643	526,643	—	—
Futures contracts purchased	439,476	439,476	—	—

Total Assets Measured at Fair Value	$1,006,624	$966,119	$40,505	$—

LIABILITIES
Futures contracts sold	$127,120	$127,120	$—	$—
Futures contracts purchased	381,741	381,741	—	—
Unrealized depreciation on open forward contracts	15,746	—	15,746	—

Total Liabilities Measured at Fair Value	$524,607	$508,861	$15,746	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$89,246	$—	$89,246	$—
Futures contracts sold	123,836	123,836	—	—
Futures contracts purchased	309,618	309,618	—	—

Total Assets Measured at Fair Value	$522,700	$433,454	$89,246	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$62,254	$—	$62,254	$—

Total Liabilities Measured at Fair Value	$62,254	$—	$62,254	$—

Superfund Green, L.P.—Series B

	Balance March 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$79,152	$—	$79,152	$—
Futures contracts sold	835,263	835,263	—	—
Futures contracts purchased	751,062	751,062	—	—

Total Assets Measured at Fair Value	$1,665,477	$1,586,325	$79,152	$—

LIABILITIES
Futures contracts sold	$207,552	$207,552	$—	$—
Futures contracts purchased	640,141	640,141	—	—
Unrealized depreciation on open forward contracts	32,007	—	32,007	—

Total Liabilities Measured at Fair Value	$879,700	$847,693	$32,007	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$210,352	$—	$210,352	$—
Futures contracts sold	190,766	190,766	—	—
Futures contracts purchased	596,935	596,935	—	—

Total Assets Measured at Fair Value	$998,053	$787,801	$210,352	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$114,435	$—	$114,435	$—

Total Liabilities Measured at Fair Value	$114,435	$—	$114,435	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2013	Liability Derivatives at March 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$119,657	$—	$119,657
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(47,753)	(47,753)
Futures contracts	Futures contracts purchased	1,190,538	(1,021,882)	168,656
Futures contracts	Futures contracts sold	1,361,906	(334,672)	1,027,234

Totals		$2,672,101	$(1,404,307)	$1,267,794

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$299,598	$—	$299,598
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(176,689)	(176,689)
Futures contracts	Futures contracts purchased	906,553	—	906,553
Futures contracts	Futures contracts sold	314,602	—	314,602

Totals		$1,520,753	$(176,689)	$1,344,064

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized loss on futures and forward contracts	$(324,985)	$(51,005)
Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	4,197,625	(25,265)

Total		$3,872,640	$(76,270)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$92,368	$(270,134)
Futures contracts	Realized and unrealized loss on futures and forward contracts	(2,222,282)	(1,046,727)

Total		$(2,129,914)	$(1,316,861)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$9,383	0.0	*	$(35,983)	(0.1)	$110,274	0.3		$(11,770)	(0.1)	$71,904
Currency	49,323	0.1		(16,000)	(0.0)*	8,088	0.0	*	(43,019)	(0.1)	(1,608)
Financial	539,882	1.6		(41,290)	(0.1)	—	—		(20,012)	(0.1)	478,580
Food & Fiber	2,375	0.0	*	(311,413)	(0.9)	67,552	0.2		—	—	(241,486)
Indices	133,264	0.4		(169,373)	(0.5)	811	0.0	*	(18,329)	(0.1)	(53,627)
Metals	695	0.0	*	(481,286)	(1.4)	1,183,572	3.5		—	—	702,981
Energy	465,001	1.4		(2,522)	(0.0)*	72,564	0.2		(243,483)	(0.7)	291,560
Livestock	—	—		—	—	29,320	0.1		(9,830)	(0.0)*	19,490

Totals	$1,199,923	3.5		$(1,057,867)	(3.0)	$1,472,181	4.3		$(346,443)	(1.1)	$1,267,794

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$299,300	0.9		$(27,564)	(0.1)	$298	0.0	*	$(149,125)	(0.4)		$122,909
Currency	148,788	0.4		(153,200)	(0.4)	305,562	0.9		(5,217)	(0.0	)*	295,933
Financial	282,169	0.8		(35,118)	(0.1)	2,470	0.0	*	(13,501)	(0.0	)*	236,020
Food & Fiber	1,350	0.0	*	(110)	(0.0)*	198,242	0.6		(2,910)	(0.0	)*	196,572
Indices	515,158	1.5		(177,776)	(0.5)	—	—		(1,007)	(0.0	)*	336,375
Metals	201,333	0.6		(56,090)	(0.2)	305,050	0.9		(743,794)	(2.2)		(293,501)
Energy	180,319	0.5		(270)	(0.0)*	491,317	1.4		(221,610)	(0.6)		449,756

Totals	$1,628,417	4.7		$(450,128)	(1.3)	$1,302,939	3.8		$(1,137,164)	(3.3)		$1,344,064

*	Due to rounding

Superfund Green, L.P. average* contract volume by market sector for the three months ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	111	181	$658,683	$587,597

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	706	567
Financial	6,119	276
Food & Fiber	308	485
Indices	2,127	90
Metals	1,328	541
Energy	724	743
Livestock	—	203

Total	11,423	3,086

*	Based on quarterly holdings

Superfund Green, L.P. average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	160	99	$1,294,358	$1,174,224

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,608	929
Financial	3,476	636
Food & Fiber	321	382
Indices	1,461	712
Metals	1,361	266
Energy	72	239
Livestock	936	276

Total	9,395	3,539

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(324,985)	$(51,005)	$(375,990)
Currency	82,174	(297,541)	(215,367)
Financial	(104,285)	242,560	138,275
Food & Fiber	(57,948)	(438,058)	(496,006)
Indices	2,708,023	(390,002)	2,318,021
Metals	856,480	996,482	1,852,962
Livestock	262,170	19,490	281,660
Energy	451,011	(158,196)	292,815

Total net trading gains	$3,872,640	$(76,270)	$3,796,370

	For the Three Months Ended March 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$92,368	$(270,134)	$(177,766)
Currency	(2,199,877)	(429,495)	(2,629,372)
Financial	(1,539,652)	75,807	(1,463,845)
Food & Fiber	(978,538)	(363,905)	(1,342,443)
Indices	(182,180)	109,142	(73,038)
Metals	(140,169)	(626,246)	(766,415)
Livestock	(128,284)	441,200	312,916
Energy	2,946,418	(253,230)	2,693,188

Total net trading losses	$(2,129,914)	$(1,316,861)	$(3,446,775)

Superfund Green, L.P.—Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2013	Liability Derivatives at March 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$40,505	$—	$40,505
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(15,746)	(15,746)
Futures contracts	Futures contracts purchased	439,476	(381,741)	57,735
Futures contracts	Futures contracts sold	526,643	(127,120)	399,523

Totals		$1,006,624	$(524,607)	$482,017

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$89,246	$—	$89,246
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(62,254)	(62,254)
Futures contracts	Futures contracts purchased	309,618	—	309,618
Futures contracts	Futures contracts sold	123,836	—	123,836

Totals		$522,700	$(62,254)	$460,446

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized loss on futures and forward contracts	$(152,496)	$(2,233)
Futures contracts	Realized and unrealized gain on futures and forward contracts	1,566,567	23,804

Total		$1,414,071	$21,571

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on futures and forward contracts	$27,182	$(92,672)
Futures contracts	Realized and unrealized loss on futures and forward contracts	(939,635)	(414,366)

Total		$(912,453)	$(507,038)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$1,939	0.1		$(11,582)	(0.1)	$38,566	0.2		$(4,164)	(0.0	)*	$24,759
Currency	18,517	0.1		(6,000)	(0.0)*	3,319	0.0	*	(17,795)	(0.1)		(1,959)
Financial	206,333	1.3		(15,531)	(0.1)	—	—		(7,636)	(0.0	)*	183,166
Food & Fiber	1,050	0.0	*	(116,825)	(0.7)	23,614	0.1		—	—		(92,161)
Indices	48,808	0.3		(56,630)	(0.3)	411	0.0	*	(5,308)	(0.0	)*	(12,719)
Metals	162	0.0	*	(186,192)	(1.2)	462,463	2.9		—	—		276,433
Energy	164,606	1.0		(563)	(0.0)*	30,346	0.2		(92,421)	(0.6)		101,968
Livestock	—	—		—	—	6,490	0.0	*	(3,960)	(0.0	)*	2,530

Totals	$441,415	2.8		$(393,323)	(2.4)	$565,209	3.4		$(131,284)	(0.7)		$482,017

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$89,181	0.5		$(9,816)	(0.1)	$65	0.0	*	$(52,438)	(0.3)		$26,992
Currency	59,819	0.4		(62,740)	(0.4)	112,612	0.7		(2,103)	(0.0	)*	107,588
Financial	113,718	0.7		(15,228)	(0.1)	1,185	0.0	*	(5,322)	(0.0	)*	94,353
Food & Fiber	915	0.0	*	—	—	71,348	0.4		(1,248)	(0.0	)*	71,015
Indices	176,408	1.1		(70,011)	(0.4)	—	—		(428)	(0.0	)*	105,969
Metals	69,944	0.4		(22,498)	(0.1)	122,925	0.7		(287,400)	(1.7)		(117,029)
Energy	59,561	0.4		(270)	(0.0)*	187,282	1.2		(75,015)	(0.5)		171,558

Totals	$569,546	3.4		$(180,563)	(1.1)	$495,417	3.0		$(423,954)	(2.5)		$460,446

*	Due to rounding

Series A average* contract volume by market sector for the three months ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	52	80	$233,722	$224,682

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	273	216
Financial	2,380	108
Food & Fiber	115	188
Indices	796	34
Metals	524	211
Energy	277	281
Livestock	—	79

Total	4,417	1,197

*	Based on quarterly holdings

Series A average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	75	47	$474,513	$429,754

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	659	383
Financial	1,397	240
Food & Fiber	130	152
Indices	579	288
Metals	554	103
Livestock	29	94
Energy	380	110

Totals	3,803	1,417

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(152,496)	$(2,233)	$(154,729)
Currency	31,594	(109,547)	(77,953)
Financial	(48,161)	88,813	40,652
Food & Fiber	(17,156)	(163,176)	(180,332)
Indices	984,240	(118,688)	865,552
Metals	314,072	393,462	707,534
Livestock	106,110	2,530	108,640
Energy	195,868	(69,590)	126,278

Total net trading gains	$1,414,071	$21,571	$1,435,642

	For the Three Months Ended March 31, 2012
	Net Realized Gain (Losses)	Change in Net Unrealized Gain (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$27,182	$(92,672)	$(65,490)
Currency	(923,845)	(162,007)	(1,085,852)
Financial	(623,614)	35,406	(588,208)
Food & Fiber	(394,315)	(155,701)	(550,016)
Indices	(59,412)	26,539	(32,873)
Metals	(70,445)	(230,431)	(300,876)
Livestock	(50,524)	169,510	118,986
Energy	1,182,520	(97,682)	1,084,838

Total net trading losses	$(912,453)	$(507,038)	$(1,419,491)

Superfund Green, L.P.—Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2013	Liability Derivatives at March 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$79,152	$—	$79,152
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(32,007)	(32,007)
Futures contracts	Futures contracts purchased	751,062	(640,141)	110,921
Futures contracts	Futures contracts sold	835,263	(207,552)	627,711

Totals		$1,665,477	$(879,700)	$785,777

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$210,352	$—	$210,352
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(114,435)	(114,435)
Futures contracts	Futures contracts purchased	596,935	—	596,935
Futures contracts	Futures contracts sold	190,766	—	190,766

Totals		$998,053	$(114,435)	$883,618

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and unrealized loss on futures and forward contracts	$(172,489)	$(48,772)
Futures contracts	Realized and unrealized gain (loss) on futures and forward contracts	2,631,058	(49,069)

Total		$2,458,569	$(97,841)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$65,186	$(177,462)
Futures contracts	Net realized and unrealized loss on futures and forward contracts	(1,282,647)	(632,361)

Total		$(1,217,461)	$(809,823)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2013 and December 30, 2012:

	As of March 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$7,444	0.0	*	$(24,401)	(0.1)	$71,708	0.4		$(7,606)	(0.0)*	$47,145
Currency	30,806	0.2		(10,000)	(0.1)	4,769	0.0	*	(25,224)	(0.1)	351
Financial	333,549	1.9		(25,759)	(0.1)	—	—		(12,376)	(0.1)	295,414
Food & Fiber	1,325	0.0	*	(194,588)	(1.1)	43,938	0.2		—	—	(149,325)
Indices	84,456	0.4		(112,743)	(0.6)	400	0.0	*	(13,021)	(0.1)	(40,908)
Metals	533	0.0	*	(295,094)	(1.7)	721,109	4.1		—	—	426,548
Energy	300,395	1.7		(1,959)	(0.0)*	42,218	0.2		(151,062)	(0.8)	189,592
Livestock	—	—		—	—	22,830	0.1		(5,870)	(0.0)*	16,960

Totals	$758,508	4.2		$(664,544)	(3.7)	$906,972	5.0		$(215,159)	(1.1)	$785,777

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$210,119	1.2		$(17,748)	(0.1)	$233	0.0	*	$(96,687)	(0.5)		$95,917
Currency	88,969	0.5		(90,460)	(0.5)	192,950	1.1		(3,114)	(0.0	)*	188,345
Financial	168,451	0.9		(19,890)	(0.1)	1,285	0.0	*	(8,179)	(0.0	)*	141,667
Food & Fiber	435	0.0	*	(110)	(0.0)*	126,894	0.7		(1,662)	(0.0	)*	125,557
Indices	338,750	1.9		(107,765)	(0.6)	—	—		(579)	(0.0	)*	230,406
Metals	131,389	0.7		(33,592)	(0.2)	182,125	1.0		(456,394)	(2.5)		(176,472)
Energy	120,758	0.7		—	—	304,035	1.7		(146,595)	(0.9)		278,198

Totals	$1,058,871	5.9		$(269,565)	(1.5)	$807,522	4.5		$(713,210)	(3.9)		$883,618

*	Due to rounding

Series B average* contract volume by market sector for the three months ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	59	101	$424,961	$362,915

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	433	351
Financial	3,739	168
Food & Fiber	193	297
Indices	1,331	56
Metals	804	330
Energy	447	462
Livestock	—	124

Total	7,006	1,889

*	Based on quarterly holdings

Series B average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	85	52	$819,845	$744,470

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	949	546
Financial	2,079	396
Food & Fiber	191	230
Indices	882	424
Metals	807	163
Livestock	43	145
Energy	556	166

Totals	5,592	2,122

*	Based on quarterly holdings

The Fund’s trading results by market sector:

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(172,489)	$(48,772)	$(221,261)
Currency	50,580	(187,994)	(137,414)
Financial	(56,124)	153,747	97,623
Food & Fiber	(40,792)	(274,882)	(315,674)
Indices	1,723,783	(271,314)	1,452,469
Metals	542,408	603,020	1,145,428
Livestock	156,060	16,960	173,020
Energy	255,143	(88,606)	166,537

Total net trading gains (losses)	$2,458,569	$(97,841)	$2,360,728

	For the Three Months Ended March 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$65,186	$(177,462)	$(112,276)
Currency	(1,276,032)	(267,488)	(1,543,520)
Financial	(916,038)	40,401	(875,637)
Food & Fiber	(584,223)	(208,204)	(792,427)
Indices	(122,768)	82,603	(40,165)
Metals	(69,724)	(395,815)	(465,539)
Livestock	(77,760)	271,690	193,930
Energy	1,763,898	(155,548)	1,608,350

Total net trading losses	$(1,217,461)	$(809,823)	$(2,027,284)

5. Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2013 and December 31, 2012, there were no amounts due to brokers.

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

7. Related party transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, a portion of the Fund’s brokerage fees will be paid to the clearing brokers for execution and clearing costs and the balance will be paid to Superfund Capital Management for providing services akin to services provided by an introducing broker. Superfund USA, LLC an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund.

As of March 31, 2013, Superfund Capital Management owned 386.799 Units of Series A, representing 2.9% of the total issued Units of Series A, and 545.883 Units of Series B, representing 3.87% of the total issued Units of Series B, having a combined value of $1,156,616.

8. Financial highlights

Financial highlights for the period January 1 through March 31 are as follows:

	2013		2012
	Series A	Series B	Series A	Series B
Total return before incentive fees*	6.5%	10.8%	(7.1)%	(8.9)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	6.5%	10.8%	(7.1)%	(8.9)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	2.4%	2.6%	2.1%	2.3%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	2.4%	2.6%	2.1%	2.3%

Net investment loss	(2.3)%	(2.6)%	(2.1)%	(2.3)%

Net asset value per unit, beginning of period	$1,130.49	$1,138.65	$1,306.48	$1,391.44
Net investment loss	(27.52)	(31.69)	(27.48)	(31.38)
Net gain on investments	100.85	154.87	(64.98)	(92.09)

Net asset value per unit, end of period	$1,203.82	$1,261.83	$1,214.02	$1,267.97

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$74.73	$125.97	$(90.27)	$(121.61)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$73.33	$123.18	$(92.46)	$(123.47)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $2,552,447 and $1,356,557, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $119,657 and $47,753, respectively, at March 31, 2013.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $966,119 and $508,861, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $40,505 and $15,746, respectively, at March 31, 2013.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $1,586,328 and $847,696, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $79,152 and $32,007, respectively, at March 31, 2013.

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

The majority of these futures and forwards mature within one year of March 31, 2013. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

10. Subscriptions and redemptions

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscription funds are required to be promptly transmitted to the escrow agent, U.S. Bank National Association. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or the subscription funds are returned.

A Limited Partner may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $10,000. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which the redemption is to be effective. Redemptions will generally be paid within twenty days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. The Prospectus of the Fund dated May 1, 2013 included within the Registration Statement on Form S-1 (File No. 333-184998) provides if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2013, the Fund has accepted subscriptions totaling $273,823 and redemptions over the same period totaled $3,754,723. For the quarter ended March 31, 2013, subscriptions totaling $119,441 in Series A and $154,382 in Series B have been accepted and redemptions over the same period totaled $1,647,234 in Series A and $2,107,489 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013

Series A:

Net results for the quarter ended March 31, 2013, were a gain of 6.5% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $1,046,039. This increase consisted of income of $380, trading gains of $1,435,642 and total expenses of $389,983. Expenses included $77,736 in management fees, $42,020 in ongoing offering expenses, $6,304 in operating expenses, $168,078 in selling commissions, $92,941 in brokerage commissions and $2,904 in other expenses. At March 31, 2013 and December 31, 2012, the net asset value per Unit of Series A was $1,203.82 and $1,130.49, respectively.

Series B:

Net results for the quarter ended March 31, 2013, were a gain of 10.8% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $1,881,402. This increase consisted of income of $493, trading gains of $2,360,728 and total expenses of $479,819. Expenses included $86,446 in management fees, $46,728 in ongoing offering expenses, $7,010 in operating expenses, $186,909 in selling commissions, $148,280 in brokerage commissions and $4,446 in other expenses. At March 31, 2013 and December 31, 2012, the net asset value per Unit of Series B was $1,261.83 and $1,138.65 respectively.

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. United States (“U.S.”) stock indices rose for a third consecutive month with the Standard and Poor 500 (the “S&P 500”) approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade (“CBOT”) corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector.

The Fund produced positive results in February as unmet expectations for global demand sent commodities lower while unsettling election results in Italy and negative growth renewed European debt concerns. Long positions in equity indices yielded losses for the Fund as European political instability and the slow pace of economic activity again raised concerns over regional finances. The Fund’s long bond positions generated solid returns in treasuries as European debt crisis fears were reignited in reaction to inconclusive Italian election results. Long positions in the money market sector generated favorable returns for the Funds as rising interbank borrowing costs prompted European Central Bank (“ECB”) President Mario Draghi to restate the ECB’s readiness to loosen monetary policy, lowering yield expectations. The U.S. dollar strengthened dramatically against a basket of world currencies leading to disappointing results for the Fund’s long positions in counter-currencies. The Fund’s short position in London Metal Exchange (“LME”) aluminum generated healthy returns as anticipated increases in demand had yet to be realized, Chinese production swelled and stockpiles tracked by LME rose for a fifth straight month. After climbing 6% in January, the crude oil complex fell back as the slow pace of recovery across the globe was unable to support a further advance, leading to losses for the Fund’s long positions in the energies sector.

In January, the Fund produced positive returns to start 2013 with gains across multiple market sectors. The Fund’s strategies performed well in global equities as indices reached multi-year highs on growing investor optimism, producing profits for the Fund’s long positions. The Fund’s long positions in base metals produced favorable results with the rebound in the global economy leading to increased industrial demand. Long allocations across the energies sector also generated healthy returns for the Fund as improving global economic conditions lifted demand prospects while unrest across North Africa and the Middle East injected geopolitical risk premium. Growing global economic stability eroded demand for the safety of government securities in January, leading to negative returns for the Fund’s long positions in the bonds sector. Expectations for the removal of excess liquidity from the financial system led to losses for the Fund’s long positions in money market futures.

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

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone gross domestic product (“GDP”) unexpectedly contracted as the region struggles to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the U.S. Federal Reserve Bank (the “Fed”) reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. Japanese Government Bonds (“JGB”) came under pressure as the Bank of Japan (“BOJ”) resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow Jones Industrial Average (the “Dow Jones”) (+1.2%) and the S&P 500 (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%), and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions.

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq Stock Market (the “Nasdaq”) hit 11-year highs and the Dow Jones closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. CBOT corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27th, injecting €530 billion of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in Bunds and 10-year Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for a third round of quantitative easing. Immediately prior to the plunge, gold and silver each hit multi-month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate Comex (+2.1%) and LME copper (+2.2%).

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. European Union (“EU”) negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the U.S., minutes from the Federal Open Market Committee of the Fed revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the United Kingdom, the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish U.S. Department of Agriculture (“USDA”) figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2013 and December 31, 2012.

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

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Funds’ financial statements.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended March 31, 2013.

(b) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2013:

Series A:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2013	761.252	1,170.72
February 28, 2013	332.238	1,182.75
March 31, 2013	301.672	1,203.82

	1,395.162

Series B:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2013	747.291	1,206.91
February 28, 2013	550.655	1,230.76
March 31, 2013	418.425	1,261.83

	1,716.371

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013	SUPERFUND GREEN, L.P. (Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1