Form 10-Q
period 2013-06-30
SUPERFUND GREEN, L.P.
filed 2013-08-14
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. Series A and Superfund Green, L.P. Series B are included in Item 1:

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS

Due from brokers	$13,702,755	$16,139,431

Due from affiliate	—	187

Unrealized appreciation on open forward contracts	24,104	299,598

Futures contracts purchased	118,673	906,553

Futures contracts sold	1,428,401	314,602

Cash	18,861,900	18,965,187

Total assets	34,135,833	36,625,558

LIABILITIES

Unrealized depreciation on open forward contracts	35,481	176,689

Futures contracts purchased	787,189	—

Futures contracts sold	87,245	—

Redemptions payable	609,892	1,908,427

Management fees payable	51,351	56,206

Fees payable	60,410	69,938

Total liabilities	1,631,568	2,211,260

NET ASSETS	$32,504,265	$34,414,298

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2013

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.1%	$24,104

Total unrealized appreciation on forward contracts	0.1	24,104

Unrealized depreciation on forward contracts
Currency	(0.1)	(35,481)

Total unrealized depreciation on forward contracts	(0.1)	(35,481)

Total forward contracts, at fair value	(0.0)*%	$(11,377)

Futures Contracts Purchased
Currency	(1.3)%	$(410,901)
Energy	(0.2)	(68,181)
Financial	0.0 *	4,153
Food & Fiber	(0.0)*	(14,461)
Indices	0.2	78,201
Livestock	0.0 *	4,410
Metals	(0.8)	(261,737)

Total futures contracts purchased	(2.1)	(668,516)

Futures Contracts Sold
Currency	0.1	36,820
Energy	0.7	227,392
Financial	0.3	92,471
Food & Fiber	0.4	121,078
Indices	(0.1)	(17,799)
Livestock	0.0 *	(8,290)
Metals	2.7	889,484

Total futures contracts sold	4.1	1,341,156

Total futures contracts, at fair value	2.1%	$672,640

Futures and forward contracts by country composition
Australia	0.2%	63,037
Canada	(0.0)*	(6,764)
European Monetary Union	0.0 *	546
Great Britain	0.0 *	989
Japan	0.0 *	15,271
United States	1.7	561,287
Other	0.1	26,897

Total futures and forward contracts by country composition	2.0%	$661,263

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.9%	$299,598

Total unrealized appreciation on forward contracts	0.9	299,598

Unrealized depreciation on forward contracts
Currency	(0.5)	(176,689)

Total unrealized depreciation on forward contracts	(0.5)	(176,689)

Total forward contracts, at fair value	0.4%	$122,909

Futures Contracts Purchased
Currency	(0.0)*%	$(4,412)
Energy	0.5	180,049
Financial	0.7	247,051
Food & Fiber	0.0 *	1,240
Indices	1.0	337,382
Metals	0.4	145,243

Total futures contracts purchased	2.6	906,553

Futures Contracts Sold
Currency	0.9	300,345
Energy	0.8	269,707
Financial	(0.0)*	(11,031)
Food & Fiber	0.6	195,332
Indices	(0.0)*	(1,007)
Metals	(1.3)	(438,744)

Total futures contracts sold	0.9	314,602

Total futures contracts, at fair value	3.5%	$1,221,155

Futures and forward contracts by country composition
Australia	0.1%	$37,749
Canada	0.1	21,946
European Monetary Union	(0.1)	(38,141)
Great Britain	(0.1)	(33,717)
Japan	1.1	367,412
United States	2.1	733,901
Other	0.7	254,914

Total futures and forward contracts by country composition	3.9%	$1,344,064

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income
Interest income	$953	$4,792	$1,823	$5,794
Other income	2	1	5	1,866

Total income	955	4,793	1,828	7,660

Expenses
Selling commission	356,987	556,044	711,974	1,163,558
Brokerage commissions	162,728	415,810	403,949	694,982
Management fee	165,108	257,169	329,290	538,146
Ongoing offering expenses	89,247	139,010	177,995	290,889
Operating expenses	13,387	20,852	26,701	43,634
Gain on MF Global	—	(8,417)	—	(8,417)
Other	4,737	5,197	12,087	10,528

Total expenses	792,194	1,385,665	1,661,996	2,733,320

Net investment loss	$(791,239)	$(1,380,872)	$(1,660,168)	$(2,725,660)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$2,342,308	$3,815,511	$6,214,948	$1,685,597
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(606,531)	184,527	(682,801)	(1,132,334)

Net gain on investments	$1,735,777	$4,000,038	$5,532,147	$553,263

Net increase (decrease) in net assets from operations	$944,538	$2,619,166	$3,871,979	$(2,172,397)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2013	2012
Decrease in net assets from operations

Net investment loss	$(1,660,168)	$(2,725,660)
Net realized gain on futures and forward contracts	6,214,948	1,685,597
Net change in unrealized depreciation on futures and forward contracts	(682,801)	(1,132,334)

Net increase (decrease) in net assets from operations	3,871,979	(2,172,397)

Capital Share transactions
Issuance of Units	756,822	946,592
Redemption of Units	(6,538,834)	(10,991,985)

Net decrease in net assets from capital share transactions	(5,782,012)	(10,045,393)

Net decrease in net assets	(1,910,033)	(12,217,790)

Net assets, beginning of period	34,414,298	63,429,698

Net assets, end of period	$32,504,265	$51,211,908

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$3,871,979	$(2,172,397)
Adjustment to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(19,446,037)
Sales and maturities of U.S. government securities	—	27,650,000
Amortization of discounts and premiums	—	(1,109)
Increase in due from brokers	2,436,676	22,161,504
Increase in due from affiliate	187	—
Increase in unrealized appreciation on open forward contracts	275,494	303,193
Increase (decrease) in unrealized depreciation on open forward contracts	(141,208)	222,415
Increase (decrease) in futures contracts purchased	1,575,069	(389,945)
Increase (decrease) in futures contracts sold	(1,026,554)	996,671
Decrease in management fees payable	(4,855)	(132,643)
Decrease in fees payable	(9,528)	(297,858)

Net cash provided by operating activities	6,977,260	28,893,794

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	756,822	801,892
Redemptions, net of change in redemptions payable	(7,837,369)	(12,217,285)

Net cash used in financing activities	(7,080,547)	(11,415,393)

Net increase (decrease) in cash	(103,287)	17,478,401

Cash, beginning of period	18,965,187	989,356

Cash, end of period	$18,861,900	$18,467,757

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS

Due from brokers	$5,533,854	$7,148,002

Due from affiliate	—	187

Unrealized appreciation on open forward contracts	6,548	89,246

Futures contracts purchased	47,416	309,618

Futures contracts sold	534,073	123,836

Cash	10,069,287	10,113,907

Total assets	16,191,178	17,784,796

LIABILITIES

Unrealized depreciation on open forward contracts	11,974	62,254

Futures contracts purchased	254,421	—

Futures contracts sold	26,790	—

Redemptions payable	326,103	1,102,466

Management fees payable	24,568	27,320

Fees payable	30,625	35,420

Total liabilities	674,481	1,227,460

NET ASSETS	$15,516,697	$16,557,336

Number of Units	12,543.003	14,646.201

Net asset value per Unit	$1,237.08	$1,130.49

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2013

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.1%	$6,548

Total unrealized appreciation on forward contracts	0.1	6,548

Unrealized depreciation on forward contracts
Currency	(0.1)	(11,974)

Total unrealized depreciation on forward contracts	(0.1)	(11,974)

Total forward contracts, at fair value	(0.0)*%	$(5,426)

Futures Contracts Purchased
Currency	(0.9)%	$(145,600)
Energy	(0.1)	(12,237)
Financial	0.0 *	3,523
Food & Fiber	(0.0)*	(3,899)
Indices	0.2	27,068
Livestock	0.0 *	2,090
Metals	(0.5)	(77,950)

Total futures contracts purchased	(1.3)	(207,005)

Futures Contracts Sold
Currency	0.1	16,206
Energy	0.6	91,905
Financial	0.1	24,984
Food & Fiber	0.3	40,169
Indices	(0.0)*	(6,843)
Livestock	(0.0)*	(1,470)
Metals	2.2	342,332

Total futures contracts sold	3.3	507,283

Total futures contracts, at fair value	2.0%	$300,278

Futures and forward contracts by country composition
Australia	0.1%	$18,599
Canada	(0.0)*	(5,115)
Great Britain	0.0 *	2,202
Japan	0.1	8,271
United States	1.7	261,656
Other	0.1	9,239

Total futures and forward contracts by country composition	2.0%	$294,852

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.5%	$89,246

Total unrealized appreciation on forward contracts	0.5	89,246

Unrealized depreciation on forward contracts
Currency	(0.4)	(62,254)

Total unrealized depreciation on forward contracts	(0.4)	(62,254)

Total forward contracts, at fair value	0.1%	$26,992

Futures Contracts Purchased
Currency	(0.0)*%	$(2,921)
Energy	0.4	59,291
Financial	0.6	98,490
Food & Fiber	0.0 *	915
Indices	0.6	106,397
Metals	0.3	47,446

Total futures contracts purchased	1.9	309,618

Futures Contracts Sold
Currency	0.7	110,509
Energy	0.7	112,267
Financial	(0.0)*	(4,137)
Food & Fiber	0.4	70,100
Indices	(0.0)*	(428)
Metals	(1.0)	(164,475)

Total futures contracts sold	0.8	123,836

Total futures contracts, at fair value	2.7%	$433,454

Futures and forward contracts by country composition
Australia	0.1%	$15,450
Canada	0.1	9,979
European Monetary Union	(0.1)	(15,950)
Great Britain	(0.1)	(13,748)
Japan	0.7	114,403
United States	1.5	247,595
Other	0.6	102,717

Total futures and forward contracts by country composition	2.8%	$460,446

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income
Interest income	$376	$2,334	$754	$2,948
Other income	—	1	2	672

Total income	376	2,335	756	3,620

Expenses
Selling commission	168,262	269,451	336,340	564,773
Brokerage commissions	59,802	165,710	152,743	278,047
Management fee	77,822	124,620	155,558	261,207
Ongoing offering expenses	42,066	67,362	84,086	141,193
Operating expenses	6,310	10,104	12,614	21,179
Gain on MF Global	—	(41,517)	—	(41,517)
Other	1,720	2,916	4,624	5,648

Total expenses	355,982	598,646	745,965	1,230,530

Net investment loss	$(355,606)	$(596,311)	$(745,209)	$(1,226,910)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$1,022,234	$1,573,488	$2,436,305	$661,035
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(187,165)	135,991	(165,594)	(371,047)

Net gain on investments	$835,069	$1,709,479	$2,270,711	$289,988

Net increase (decrease) in net assets from operations	$479,463	$1,113,168	$1,525,502	$(936,922)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$37.08	$53.08	$113.95	$(43.13)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$33.26	$49.60	$106.59	$(42.86)

*	Weighted average number of Units outstanding for Series A for the Three Months Ended June 30, 2013 and June 30, 2012: 12,931.86 and 20,927.79, respectively; and for the Six Months Ended June 30, 2013 and June 30, 2012: 13,387.72 and 21,998.70, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2013	2012
Decrease in net assets from operations

Net investment loss	$(745,209)	$(1,226,910)
Net realized gain on futures and forward contracts	2,436,305	661,035
Net change in unrealized depreciation on futures and forward contracts	(165,594)	(371,047)

Net increase (decrease) in net assets from operations	1,525,502	(936,922)

Capital Share transactions
Issuance of Units	267,824	532,859
Redemption of Units	(2,833,965)	(5,357,951)

Net decrease in net assets from capital share transactions	(2,566,141)	(4,825,092)

Net decrease in net assets	(1,040,639)	(5,762,014)

Net assets, beginning of period	16,557,336	30,877,886

Net assets, end of period	$15,516,697	$25,115,872

Units, beginning of period	14,646.201	23,634.331
Issuance of Units	220.355	420.288
Redemption of Units	(2,323.553)	(4,178.527)

Units, end of period	12,543.003	19,876.092

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,525,502	$(936,922)
Adjustment to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(9,048,159)
Sales and maturities of U.S. government securities	—	13,000,000
Amortization of discounts and premiums	—	(527)
Increase in due from brokers	1,614,148	11,655,273
Increase in due from affiliate	187	—
Increase in unrealized appreciation on open forward contracts	82,698	108,536
Increase (decrease) in unrealized depreciation on open forward contracts	(50,280)	65,041
Increase (decrease) in futures contracts purchased	516,623	(158,078)
Increase (decrease) in futures contracts sold	(383,447)	355,548
Decrease in management fees payable	(2,752)	(62,071)
Decrease in fees payable	(4,795)	(135,469)

Net cash provided by operating activities	3,297,884	14,843,172

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	267,824	468,859
Redemptions, net of change in redemptions payable	(3,610,328)	(5,737,327)

Net cash used in financing activities	(3,342,504)	(5,268,468)

Net increase (decrease) in cash	(44,620)	9,574,704

Cash, beginning of period	10,113,907	333,206

Cash, end of period	$10,069,287	$9,907,910

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS

Due from brokers	$8,168,901	$8,991,429

Unrealized appreciation on open forward contracts	17,556	210,352

Futures contracts purchased	71,257	596,935

Futures contracts sold	894,328	190,766

Cash	8,792,613	8,851,280

Total assets	17,944,655	18,840,762

LIABILITIES

Unrealized depreciation on open forward contracts	23,507	114,435

Futures contracts purchased	532,768	—

Futures contracts sold	60,455	—

Redemptions payable	283,789	805,961

Management fees payable	26,783	28,886

Fees payable	29,785	34,518

Total liabilities	957,087	983,800

NET ASSETS	$16,987,568	$17,856,962

Number of Units	13,189.537	15,682.537

Net asset value per Unit	$1,287.96	$1,138.65

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2013

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.1%	$17,556

Total unrealized appreciation on forward contracts	0.1	17,556

Unrealized depreciation on forward contracts
Currency	(0.1)	(23,507)

Total unrealized depreciation on forward contracts	(0.1)	(23,507)

Total forward contracts, at fair value	(0.0)*%	$(5,951)

Futures Contracts Purchased
Currency	(1.6)%	$(265,301)
Energy	(0.3)	(55,944)
Financial	0.0 *	630
Food & Fiber	(0.1)	(10,562)
Indices	0.3	51,133
Livestock	0.0 *	2,320
Metals	(1.1)	(183,787)

Total futures contracts purchased	(2.8)	(461,511)

Futures Contracts Sold
Currency	0.1	20,614
Energy	0.8	135,487
Financial	0.4	67,487
Food & Fiber	0.5	80,909
Indices	(0.1)	(10,956)
Livestock	(0.0)*	(6,820)
Metals	3.2	547,152

Total futures contracts sold	4.9	833,873

Total futures contracts, at fair value	2.1%	$372,362

Futures and forward contracts by country composition
Australia	0.3%	$44,438
Canada	(0.0)*	(1,649)
European Monetary Union	0.0 *	546
Great Britain	(0.0)*	(1,213)
Japan	0.0 *	7,000
United States	1.8	299,631
Other	0.1	17,658

Total futures and forward contracts by country composition	2.2%	$366,411

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	1.2%	$210,352

Total unrealized appreciation on forward contracts	1.2	210,352

Unrealized depreciation on forward contracts
Currency	(0.6)	(114,435)

Total unrealized depreciation on forward contracts	(0.6)	(114,435)

Total forward contracts, at fair value	0.6%	$95,917

Futures Contracts Purchased
Currency	(0.0)*	$(1,491)
Energy	0.7	120,758
Financial	0.8	148,561
Food & Fiber	0.0 *	325
Indices	1.3	230,985
Metals	0.5	97,797

Total futures contracts purchased	3.3	596,935

Futures Contracts Sold
Currency	1.1	189,836
Energy	0.8	157,440
Financial	(0.0)*	(6,894)
Food & Fiber	0.7	125,232
Indices	(0.0)*	(579)
Metals	(1.5)	(274,269)

Total futures contracts sold	1.1	190,766

Total futures contracts, at fair value	4.4%	$787,701

Futures and forward contracts by country composition
Australia	0.1%	$22,299
Canada	0.1	11,967
European Monetary Union	(0.1)	(22,191)
Great Britain	(0.1)	(19,969)
Japan	1.4	253,009
United States	2.7	486,306
Other	0.9	152,197

Total futures and forward contracts by country composition	5.0%	$883,618

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income
Interest income	$577	$2,458	$1,069	$2,846
Other income	2	—	3	1,194

Total income	579	2,458	1,072	4,040

Expenses
Selling commission	188,725	286,593	375,634	598,785
Brokerage commissions	102,926	250,100	251,206	416,935
Management fee	87,286	132,549	173,732	276,939
Ongoing offering expenses	47,181	71,648	93,909	149,696
Operating expenses	7,077	10,748	14,087	22,455
Loss on MF Global	—	33,100	—	33,100
Other	3,017	2,281	7,463	4,880

Total expenses	436,212	787,019	916,031	1,502,790

Net investment loss	$(435,633)	$(784,561)	$(914,959)	$(1,498,750)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$1,320,074	$2,242,023	$3,778,643	$1,024,562
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(419,366)	48,536	(517,207)	(761,287)

Net gain on investments	$900,708	$2,290,559	$3,261,436	$263,275

Net increase (decrease) in net assets from operations	$465,075	$1,505,998	$2,346,477	$(1,235,475)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$34.41	$72.70	$165.91	$(57.43)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$26.13	$66.68	$149.31	$(56.79)

*	Weighted average number of Units outstanding for Series B for the Three Months Ended June 30, 2013 and June 30, 2012: 13,514.74 and 20,678.58, respectively; and for the Six Months Ended June 30, 2013 and June 30, 2012: 14,143.24 and 21,784.42, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2013	2012
Decrease in net assets from operations

Net investment loss	$(914,959)	$(1,498,750)
Net realized gain on futures and forward contracts	3,778,643	1,024,562
Net change in unrealized depreciation on futures and forward contracts	(517,207)	(761,287)

Net increase (decrease) in net assets from operations	2,346,477	(1,235,475)

Capital Share transactions
Issuance of Units	488,998	413,733
Redemption of Units	(3,704,869)	(5,634,034)

Net decrease in net assets from capital share transactions	(3,215,871)	(5,220,301)

Net decrease in net assets	(869,394)	(6,455,776)

Net assets, beginning of period	17,856,962	32,551,812

Net assets, end of period	$16,987,568	$26,096,036

Units, beginning of period	15,682.537	23,394.345
Issuance of Units	362.847	299.317
Redemption of Units	(2,855.847)	(4,140.988)

Units, end of period	13,189.537	19,552.674

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$2,346,477	$(1,235,475)
Adjustment to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(10,397,878)
Sales and maturities of U.S. government securities	—	14,650,000
Amortization of discounts and premiums	—	(582)
Increase in due from brokers	822,528	10,506,231
Increase in unrealized appreciation on open forward contracts	192,796	194,657
Increase (decrease) in unrealized depreciation on open forward contracts	(90,928)	157,374
Increase (decrease) in futures contracts purchased	1,058,446	(231,867)
Increase (decrease) in futures contracts sold	(643,107)	641,123
Decrease in management fees payable	(2,103)	(70,572)
Decrease in fees payable	(4,733)	(162,389)

Net cash provided by operating activities	3,679,376	14,050,622

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	488,998	333,033
Redemptions, net of change in redemptions payable	(4,227,041)	(6,479,958)

Net cash used in financing activities	(3,738,043)	(6,146,925)

Net increase (decrease) in cash	(58,667)	7,903,697

Cash, beginning of period	8,851,280	656,150

Cash, end of period	$8,792,613	$8,559,847

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

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

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of June 30, 2013, the Fund had on deposit $8,354,200 at ADM Investor Services, Inc. and $5,347,866 at Barclays Capital Inc. As of June 30, 2013, Series A had on deposit $3,278,332 at ADM Investor Services, Inc. and $2,255,178 at Barclays Capital Inc. As of June 30, 2013, Series B had on deposit $5,075,868 at ADM Investor Services, Inc. and $3,092,688 at Barclays Capital Inc.

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

Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarters ended June 30, 2013 and June 30, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2013 and December 31, 2012:

Superfund Green, L.P.

	Balance June 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$24,104	$—	$24,104	$—
Futures contracts sold	118,673	118,673	—	—
Futures contracts purchased	1,428,401	1,428,401	—	—

Total Assets Measured at Fair Value	$1,571,178	$1,547,074	$24,104	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$35,481	$—	$35,481	$—
Futures contracts sold	787,189	787,189	—	—
Futures contracts purchased	87,245	87,245	—	—

Total Liabilities Measured at Fair Value	$909,915	$874,434	$35,481	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$299,598	$—	$299,598	$—
Futures contracts purchased	906,553	906,553	—	—
Futures contracts sold	314,602	314,602	—	—

Total Assets Measured at Fair Value	$1,520,753	$1,221,155	$298,598	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$176,689	$—	$176,689	$—

Total Liabilities Measured at Fair Value	$176,689	$—	$176,689	$—

Superfund Green, L.P. – Series A

	Balance June 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$6,548	$—	$6,548	$—
Futures contracts purchased	47,416	47,416	—	—
Futures contracts sold	534,073	534,073	—	—

Total Assets Measured at Fair Value	$588,037	$581,489	$6,548	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$11,974	$—	$11,974	$—
Futures contracts purchased	254,421	254,421	—	—
Futures contracts sold	26,790	26,790	—	—

Total Liabilities Measured at Fair Value	$293,185	$281,211	$11,974	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$89,246	$—	$89,246	$—
Futures contracts purchased	309,618	309,618	—	—
Futures contracts sold	123,836	123,836	—	—

Total Assets Measured at Fair Value	$522,700	$433,454	$89,246	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$62,254	$—	$62,254	$—

Total Liabilities Measured at Fair Value	$62,254	$—	$62,254	$—

Superfund Green, L.P. – Series B

	Balance June 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$17,556	$—	$17,556	$—
Futures contracts sold	71,257	71,257	—	—
Futures contracts purchased	894,328	894,328	—	—

Total Assets Measured at Fair Value	$983,141	$965,585	$17,556	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$23,507	$—	$23,507	$—
Futures contracts sold	532,768	532,768	—	—
Futures contracts purchased	60,455	60,455	—	—

Total Liabilities Measured at Fair Value	$616,730	$593,223	$23,507	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$210,352	$—	$210,352	$—
Futures contracts purchased	596,935	596,935	—	—
Futures contracts sold	190,766	190,766	—	—

Total Assets Measured at Fair Value	$998,053	$787,801	$210,352	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$114,435	$—	$114,435	$—

Total Liabilities Measured at Fair Value	$114,435	$—	$114,435	$—

The fund assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among Levels 1,2 and 3 during the six months ended June 30, 2013 and year ended December 31, 2012.

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2013	Liability Derivatives at June 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$24,104	$—	$24,104

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(35,481)	(35,481)

Futures contracts	Futures contracts purchased	118,673	(787,189)	(668,516)

Futures contracts	Futures contracts sold	1,428,401	(87,245)	1,341,156

Totals		$1,571,178	$(909,915)	$661,263

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$299,598	$—	$299,598

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(176,689)	(176,689)

Futures contracts	Futures contracts purchased	906,553	—	906,553

Futures contracts	Futures contracts sold	314,602	—	314,602

Totals		$1,520,753	$(176,689)	$1,344,064

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized loss on futures and forward contracts	$(115,199)	$(83,281)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,457,507	(523,250)

Total		$2,342,308	$(606,531)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized loss on futures and forward contracts	$(440,184)	$(134,286)

Futures contracts	Net realized gain (loss) on futures and forward contracts	6,655,132	(548,515)

Total		$6,214,948	$(682,801)

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$1,221,482	$(255,476)

Futures contracts	Net realized gain on futures and forward contracts	2,594,029	440,003

Total		$3,815,511	$184,527

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$1,313,848	$(525,609)

Futures contracts	Net realized gain (loss) on futures and forward contracts	371,749	(606,725)

Total		$1,685,597	$(1,132,334)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$4,379	0.0	*	$(33,375)	(0.1)	$19,725	0.1		$(2,106)	(0.0	)*	$(11,377)
Currency	—	—		(410,901)	(1.3)	39,270	0.1		(2,450)	(0.0	)*	(374,081)
Financial	17,195	0.1		(13,042)	(0.0)*	117,802	0.4		(25,331)	(0.1)		96,624
Food & Fiber	—	—		(14,461)	(0.1)	126,203	0.4		(5,125)	(0.0	)*	106,617
Indices	92,103	0.3		(13,902)	(0.0)*	1,933	0.0	*	(19,732)	(0.1)		60,402
Metals	—	—		(261,737)	(0.8)	905,292	2.8		(15,808)	(0.1	)*	627,747
Energy	4,965	0.0	*	(73,146)	(0.2)	237,903	0.7		(10,511)	(0.0	)*	159,211
Livestock	4,410	0.0	*	—	—	—	—		(8,290)	(0.0	)*	(3,880)

Totals	$123,052	0.4		$(820,564)	(2.5)	$1,448,128	4.5		$(89,353)	(0.3)		$661,263

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$299,300	0.9		$(27,564)	(0.1)	$298	0.0	*	$(149,125)	(0.4)		$122,909
Currency	148,788	0.4		(153,200)	(0.4)	305,562	0.9		(5,217)	(0.0	)*	295,933
Financial	282,169	0.8		(35,118)	(0.1)	2,470	0.0	*	(13,501)	(0.0	)*	236,020
Food & Fiber	1,350	0.0	*	(110)	(0.0)*	198,242	0.6		(2,910)	(0.0	)*	196,572
Indices	515,158	1.5		(177,776)	(0.5)	—	—		(1,007)	(0.0	)*	336,375
Metals	201,333	0.6		(56,090)	(0.2)	305,050	0.9		(743,794)	(2.2)		(293,501)
Energy	180,319	0.5		(270)	(0.0)*	491,317	1.4		(221,610)	(0.6)		449,756

Totals	$1,628,417	4.7		$(450,128)	(1.3)	$1,302,939	3.8		$(1,137,164)	(3.3)		$1,344,064

*	Due to rounding

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	123	108	$417,693	$475,268

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	589	553
Financial	4,123	1,388
Food & Fiber	411	416
Indices	2,218	646
Metals	758	410
Energy	599	582
Livestock	13	71

Total	8,834	4,174

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	183	218	$1,674,944	$1,645,088

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,839	3,888
Financial	7,265	1,071
Food & Fiber	263	717
Indices	677	3,155
Metals	1,149	985
Energy	506	1,076
Livestock	—	183

Total	11,882	11,293

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(115,199)	$(83,281)	$(198,480)
Currency	(487,582)	(372,473)	(860,055)
Financial	229,462	(381,956)	(152,494)
Food & Fiber	(730,884)	348,103	(382,781)
Indices	(77,280)	114,029	36,749
Metals	4,007,472	(75,234)	3,932,238
Livestock	92,180	(23,370)	68,810
Energy	(575,861)	(132,349)	(708,210)

Total net trading gains (losses)	$2,342,308	$(606,531)	$1,735,777

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(440,184)	$(134,286)	$(574,470)
Currency	(405,408)	(670,014)	(1,075,422)
Financial	125,177	(139,396)	(14,219)
Food & Fiber	(788,832)	(89,955)	(878,787)
Indices	2,630,743	(275,973)	2,354,770
Metals	4,863,952	921,248	5,785,200
Livestock	354,350	(3,880)	350,470
Energy	(124,850)	(290,545)	(415,395)

Total net trading gains (losses)	$6,214,948	$(682,801)	$5,532,147

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$1,221,482	$(255,476)	$966,006
Currency	(19,418)	(165,407)	(184,825)
Financial	2,180,569	(120,764)	2,059,805
Food & Fiber	(1,025,774)	286,136	(739,638)
Indices	(31,294)	(288,323)	(319,617)
Metals	(603,291)	1,016,183	412,892
Livestock	478,810	(521,030)	(42,220)
Energy	1,614,427	233,208	1,847,635

Total net trading gains	$3,815,511	$184,527	$4,000,038

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$1,313,850	$(525,610)	$788,240
Currency	(2,219,295)	(594,902)	(2,814,197)
Financial	640,917	(44,957)	595,960
Food & Fiber	(2,004,312)	(77,769)	(2,082,081)
Indices	(213,474)	(179,181)	(392,655)
Metals	(743,460)	389,937	(353,523)
Livestock	350,526	(79,830)	270,696
Energy	4,560,845	(20,022)	4,540,823

Total net trading gains (losses)	$1,685,597	$(1,132,334)	$553,263

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2013	Liability Derivatives at June 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$6,548	$—	$6,548

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(11,974)	(11,974)

Futures contracts	Futures contracts purchased	47,416	(254,421)	(207,005)

Futures contracts	Futures contracts sold	534,073	(26,790)	507,283

Totals		$588,037	$(293,185)	$294,852

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$89,246	$—	$89,246

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(62,254)	(62,254)

Futures contracts	Futures contracts purchased	309,618	—	309,618

Futures contracts	Futures contracts sold	123,836	—	123,836

Totals		$522,700	$(62,254)	$460,446

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain on futures and forward contracts	$(31,218)	$(30,185)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,053,452	(156,980)

Total		$1,022,234	$(187,165)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized loss on futures and forward contracts	$(183,714)	$(32,418)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,620,019	(133,176)

Total		$2,436,305	$(165,594)

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$469,409	$(80,906)

Futures contracts	Net realized gain on futures and forward contracts	1,104,079	216,897

Total		$1,573,488	$135,991

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$496,591	$(173,578)

Futures contracts	Net realized gain (loss) on futures and forward contracts	164,444	(197,469)

Total		$661,035	$(371,047)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$874	0.0	*	$(11,974)	(0.1)	$5,674	0.0	*	$—	—		$(5,426)
Currency	—	—		(145,600)	(0.9)	17,300	0.1		(1,094)	(0.0	)*	(129,394)
Financial	6,870	0.0	*	(3,347)	(0.0)*	35,652	0.2		(10,668)	(0.1)		28,507
Food & Fiber	—	—		(3,899)	(0.0)*	42,063	0.3		(1,894)	(0.0	)*	36,270
Indices	36,157	0.2		(9,089)	(0.1)	—	—		(6,843)	(0.0	)*	20,225
Metals	—	—		(77,950)	(0.5)	343,245	2.2		(913)	(0.0	)*	264,382
Energy	2,300	0.0	*	(14,537)	(0.1)	95,814	0.6		(3,909)	(0.0	)*	79,668
Livestock	2,090	0.0	*	—	—	—	—		(1,470)	(0.0	)*	620

Totals	$48,291	0.3		$(266,396)	(1.7)	$539,748	3.5		$(26,791)	(0.2)		$294,852

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$89,181	0.5		$(9,816)	(0.1)	$65	0.0	*	$(52,438)	(0.3)		$26,992
Currency	59,819	0.4		(62,740)	(0.4)	112,612	0.7		(2,103)	(0.0	)*	107,588
Financial	113,718	0.7		(15,228)	(0.1)	1,185	0.0	*	(5,322)	(0.0	)*	94,353
Food & Fiber	915	0.0	*	—	—	71,348	0.4		(1,248)	(0.0	)*	71,015
Indices	176,408	1.1		(70,011)	(0.4)	—	—		(428)	(0.0	)*	105,969
Metals	69,944	0.4		(22,498)	(0.1)	122,925	0.7		(287,400)	(1.7)		(117,029)
Energy	59,561	0.4		(270)	(0.0)*	187,282	1.2		(75,015)	(0.5)		171,558

Totals	$569,546	3.4		$(180,563)	(1.1)	$495,417	3.0		$(423,954)	(2.5)		$460,446

*	Due to rounding

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	51	43	$154,473	$174,347

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	222	206
Financial	1,532	522
Food & Fiber	150	149
Indices	807	243
Metals	282	147
Energy	214	198
Livestock	5	25

Total	3,263	1,533

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	79	90	$637,222	$628,219

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	746	1,546
Financial	2,927	437
Food & Fiber	106	290
Indices	264	1,217
Metals	469	393
Energy	194	427
Livestock	—	68

Total	4,785	4,468

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(31,218)	$(30,185)	$(61,403)
Currency	(174,535)	(127,435)	(301,970)
Financial	85,855	(154,659)	(68,804)
Food & Fiber	(286,227)	128,431	(157,796)
Indices	(18,934)	32,944	14,010
Metals	1,555,330	(12,051)	1,543,279
Livestock	26,740	(1,910)	24,830
Energy	(134,777)	(22,300)	(157,077)

Total net trading gains (losses)	$1,022,234	$(187,165)	$835,069

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(183,714)	$(32,418)	$(216,132)
Currency	(142,941)	(236,982)	(379,923)
Financial	37,694	(65,846)	(28,152)
Food & Fiber	(303,383)	(34,745)	(338,128)
Indices	965,306	(85,744)	879562
Metals	1,869,402	381,411	2,250,813
Livestock	132,850	620	133,470
Energy	61,091	(91,890)	(30,799)

Total net trading gains (losses)	$2,436,305	$(165,594)	$2,270,711

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$469,409	$(80,906)	$388,503
Currency	44,602	(67,018)	(22,416)
Financial	869,418	(47,194)	822,224
Food & Fiber	(422,573)	126,932	(295,641)
Indices	5,023	(79,213)	(74,190)
Metals	(264,579)	386,603	122,024
Livestock	182,190	(198,060)	(15,870)
Energy	689,998	94,847	784,845

Total net trading gains	$1,573,488	$135,991	$1,709,479

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$496,591	$(173,578)	$323,013
Currency	(879,243)	(229,025)	(1,108,268)
Financial	245,804	(11,788)	234,016
Food & Fiber	(816,888)	(28,769)	(845,657)
Indices	(54,389)	(52,674)	(107,063)
Metals	(335,024)	156,172	(178,852)
Livestock	131,666	(28,550)	103,116
Energy	1,872,518	(2,835)	1,869,683

Total net trading gains (losses)	$661,035	$(371,047)	$289,988

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2013	Liability Derivatives at June 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$17,556	$—	$17,556

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(23,507)	(23,507)

Futures contracts	Futures contracts purchased	71,257	(532,768)	(461,511)

Futures contracts	Futures contracts sold	894,328	(60,455)	833,873

Totals		$983,141	$(616,730)	$366,411

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$210,352	$—	$210,352

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(114,435)	(114,435)

Futures contracts	Futures contracts purchased	596,935	—	596,935

Futures contracts	Futures contracts sold	190,766	—	190,766

Totals		$998,053	$(114,435)	$883,618

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized loss on futures and forward contracts	$(83,981)	$(53,096)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,404,055	(366,270)

Total		$1,320,074	$(419,366)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized loss on futures and forward contracts	$(256,470)	$(101,868)

Futures contracts	Net realized gain (loss) on futures and forward contracts	4,035,113	(415,339)

Total		$3,778,643	$(517,207)

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$752,073	$(174,570)

Futures contracts	Net realized gain on futures and forward contracts	1,489,950	223,106

Total		$2,242,023	$48,536

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$817,257	$(352,031)

Futures contracts	Net realized gain (loss) on futures and forward contracts	207,305	(409,256)

Total		$1,024,562	$(761,287)

Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$3,505	0.0	*	$(21,401)	(0.1)	$14,051	0.1		$(2,106)	(0.0	)*	$(5,951)
Currency	—	—		(265,301)	(1.6)	21,970	0.1		(1,356)	(0.0	)*	(244,687)
Financial	10,325	0.1		(9,695)	(0.1)	82,150	0.5		(14,663)	(0.1)		68,117
Food & Fiber	—	—		(10,562)	(0.1)	84,140	0.5		(3,231)	(0.0	)*	70,347
Indices	55,946	0.3		(4,813)	(0.0)*	1,933	0.0	*	(12,889)	(0.1)		40,177
Metals	—	—		(183,787)	(1.1)	562,047	3.3		(14,895)	(0.1)		363,365
Energy	2,665	0.0	*	(58,609)	(0.3)	142,089	0.8		(6,602)	(0.0	)*	79,543
Livestock	2,320	0.0	*	—	—	—	—		(6,820)	(0.0	)*	(4,500)

Totals	$74,761	0.4		$(554,168)	(3.3)	$908,380	5.3		$(62,562)	(0.4)		$366,411

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$210,119	1.2		$(17,748)	(0.1)	$233	0.0	*	$(96,687)	(0.5)		$95,917
Currency	88,969	0.5		(90,460)	(0.5)	192,950	1.1		(3,114)	(0.0	)*	188,345
Financial	168,451	0.9		(19,890)	(0.1)	1,285	0.0	*	(8,179)	(0.0	)*	141,667
Food & Fiber	435	0.0	*	(110)	(0.0)*	126,894	0.7		(1,662)	(0.0	)*	125,557
Indices	338,750	1.9		(107,765)	(0.6)	—	—		(579)	(0.0	)*	230,406
Metals	131,389	0.7		(33,592)	(0.2)	182,125	1.0		(456,394)	(2.5)		(176,472)
Energy	120,758	0.7		—	—	304,035	1.7		(146,595)	(0.9)		278,198

Totals	$1,058,871	5.9		$(269,565)	(1.5)	$807,522	4.5		$(713,210)	(3.9)		$883,618

*	Due to rounding

Series B average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	72	65	$263,220	$300,921

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	367	347
Financial	2,591	866
Food & Fiber	261	267
Indices	1,411	403
Metals	476	263
Energy	385	384
Livestock	8	46

Total	5,571	2,641

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	104	128	$1,037,722	$1,016,869

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,093	2,342
Financial	4,338	634
Food & Fiber	157	427
Indices	413	1,938
Metals	680	592
Energy	312	649
Livestock	—	115

Total	7,097	6,825

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(83,981)	$(53,096)	$(137,077)
Currency	(313,047)	(245,038)	(558,085)
Financial	143,607	(227,297)	(83,690)
Food & Fiber	(444,657)	219,672	(224,985)
Indices	(58,346)	81,085	22,739
Metals	2,452,142	(63,183)	2,388,959
Livestock	65,440	(21,460)	43,980
Energy	(441,084)	(110,049)	(551,133)

Total net trading gains (losses)	$1,320,074	$(419,366)	$900,708

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(256,470)	$(101,868)	$(358,338)
Currency	(262,467)	(433,032)	(695,499)
Financial	87,483	(73,550)	13,933
Food & Fiber	(485,449)	(55,210)	(540,659)
Indices	1,665,437	(190,229)	1,475,208
Metals	2,994,550	539,837	3,534,387
Livestock	221,500	(4,500)	217,000
Energy	(185,941)	(198,655)	(384,596)

Total net trading gains (losses)	$3,778,643	$(517,207)	$3,261,436

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$752,073	$(174,570)	$577,503
Currency	(64,020)	(98,389)	(162,409)
Financial	1,311,151	(73,570)	1,237,581
Food & Fiber	(603,201)	159,204	(443,997)
Indices	(36,317)	(209,110)	(245,427)
Metals	(338,712)	629,580	290,868
Livestock	296,620	(322,970)	(26,350)
Energy	924,429	138,361	1,062,790

Total net trading gains	$2,242,023	$48,536	$2,290,559

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$817,259	$(352,032)	$465,227
Currency	(1,340,052)	(365,877)	(1,705,929)
Financial	395,113	(33,169)	361,944
Food & Fiber	(1,187,424)	(49,000)	(1,236,424)
Indices	(159,085)	(126,507)	(285,592)
Metals	(408,436)	233,765	(174,671)
Livestock	218,860	(51,280)	167,580
Energy	2,688,327	(17,187)	2,671,140

Total net trading gains (losses)	$1,024,562	$(761,287)	$263,275

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2013 and December 31, 2012, there were no amounts due to brokers.

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

As of June 30, 2013, Superfund Capital Management owned 386.799 Units of Series A, 3.08% of the total issued Units of Series A, and 548.782 Units of Series B, representing 4.16% of the total issued Units of Series B, having a combined value of $1,187,522.

8.	Financial highlights

Financial highlights for the period January 1 through June 30 are as follows:

	2013		2012
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees and MF Global reserve	9.4%	13.1%	(3.4)%	(4.0)%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	—	—	0.1%	(0.1)%

Total return after incentive fees	9.4%	13.1%	(3.3)%	(4.1)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	4.5%	4.9%	4.4%	4.9%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	—	—	(0.1)%	0.1%

Total expenses	4.5%	4.9%	4.3%	5.0%

Net investment loss	(4.5)%	(4.9)%	(4.5)%	(4.9)%

Net asset value per unit, beginning of period	$1,130.49	$1,138.65	$1,306.48	$1,391.44
Net investment loss	(54.21)	(62.71)	(55.77)	(68.80)
Net gain (loss) on investments	160.80	212.02	12.91	12.01

Net asset value per unit, end of period	$1,237.08	$1,287.96	$1,263.62	$1,334.65

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$113.95	$165.91	$(43.13)	$(57.43)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$106.59	$149.31	$(42.86)	$(56.79)

Financial highlights for the period April 1 through June 30 are as follows:

	2013		2012
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees and MF Global reserve	2.8%	2.1%	3.9%	5.4%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	—	—	0.2%	(0.1)%

Total return after incentive fees	2.8%	2.1%	4.1%	5.3%

Ratios to average partners’ capital**
Operating expenses before incentive fees	2.1%	2.4%	2.4%	2.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	—	—	(0.2)%	0.1%

Total expenses	2.1%	2.4%	2.3%	2.8%

Net investment loss	(2.1)%	(2.4)%	(2.4)%	(2.7)%

Net asset value per unit, beginning of period	$1,203.82	$1,261.83	$1,214.02	$1,267.97
Net investment loss	(27.02)	(31.50)	(28.49)	(37.94)
Net gain (loss) on investments	60.28	57.63	78.09	104.62

Net asset value per unit, end of period	$1,237.08	$1,287.96	$1,263.62	$1,334.65

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)	$37.08	$34.41	$53.08	$72.70

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$33.26	$26.13	$49.60	$66.68

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,547,076 and $874,436, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $24,104 and $35,481, respectively, at June 30, 2013.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $581,491 and $281,213, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $6,548 and $11,974, respectively, at June 30, 2013.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $965,585 and $593,223, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $17,556 and $23,507, respectively, at June 30, 2013.

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

The majority of these futures and forwards mature within one year of June 30, 2013. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2013, the Fund has accepted subscriptions totaling $482,999 and redemptions over the same period totaled $2,784,111. For the quarter ended June 30, 2013, subscriptions totaling $148,383 in Series A and $334,616 in Series B have been accepted and redemptions over the same period totaled $1,186,731 in Series A and $1,597,380 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013

Series A:

Net results for the quarter ended June 30, 2013, were a gain of 2.8% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $479,463. This increase consisted of income of $376, trading gains of $835,069 and total expenses of $355,982. Expenses included $77,822 in management fees, $42,066 in ongoing offering expenses, $6,310 in operating expenses, $168,262 in selling commissions, $59,802 in brokerage commissions and $1,720 in other expenses. At June 30, 2013 and December 31, 2012, the net asset value per Unit of Series A was $1,237.08 and $1,130.49, respectively.

Series B:

Net results for the quarter ended June 30, 2013, were a gain of 2.1% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $465,075. This increase consisted of income of $579, trading gains of $900,708 and total expenses of $436,212. Expenses included $87,286 in management fees, $47,181 in ongoing offering expenses, $7,077 in operating expenses, $188,725 in selling commissions, $102,926 in brokerage commissions and $3,017 in other expenses. At June 30, 2013 and December 31, 2012, the net asset value per Unit of Series B was $1,287.96 and $1,138.65 respectively.

Fund results for 2nd Quarter 2012:

In June, the Fund produced negative returns, driven primarily by losses from the Fund’s allocation to energy markets as U.S. Department of Energy data showed higher than expected oil inventories. These losses were tempered slightly by gains experienced from the Fund’s short metals positions, as gold and silver each dropped to its lowest level in over two years. The Fund’s short positions in the bonds markets also produced positive returns as a rise in the U.S. dollar produced sharp downward pressure on interest rate products.

In May, the Fund yielded disappointing results due primarily to its positions in the bonds and energy sectors. The Fund’s long natural gas positions negatively affected performance amid reports from the U.S. Energy Information Administration of rising inventories. The U.S, Environmental Protection Agency also issued reports downplaying the environmental impact of natural gas fracking. The Fund’s long soybean positions produced sold returns in May as China, the world’s largest soybean consumer, continued to show increased demand.

In April, the Fund’s strategies posted positive returns amidst high volatility in several key markets. The Fund’s positions in the metals sector generated positive returns, as did its long natural gas positions. The Fund’s allocation to the grains sector suffered in April after the U.S. Department of Agricultures (“USDA”) reported that farmers had planted 2 million more acres of corn than expected.

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

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. U.S. stock indices rose for a third consecutive month with the Standard and Poor’s 500 (the “S&P 500”) approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade (“CBOT”) corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector.

In February, the Fund produced positive results as unmet expectations for global demand sent commodities lower while unsettling election results in Italy and negative growth renewed European debt concerns. Long positions in equity indices yielded losses for the Fund as European political instability and the slow pace of economic activity again raised concerns over regional finances. The Fund’s long bond positions generated solid returns in treasuries as European debt crisis fears were reignited in reaction to inconclusive Italian election results. Long positions in the money market sector generated favorable returns for the Funds as rising interbank borrowing costs prompted European Central Bank (“ECB”) President Mario Draghi to restate the ECB’s readiness to loosen monetary policy, lowering yield expectations. The U.S. dollar strengthened dramatically against a basket of world currencies leading to disappointing results for the Fund’s long positions in counter-currencies. The Fund’s short position in London Metal Exchange (“LME”) aluminum generated healthy returns as anticipated increases in demand had yet to be realized, Chinese production swelled and stockpiles tracked by LME rose for a fifth straight month. After climbing 6% in January, the crude oil complex fell back as the slow pace of recovery across the globe was unable to support a further advance, leading to losses for the Fund’s long positions in the energies sector.

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

In May, the Fund’s trading strategies produced strong results as uncertainty and eroding optimism dominated market sentiment, sending investors on a broad-based flight to safety. Falling business confidence in Germany, rising euro-zone unemployment, and a shrinking manufacturing sector led to dramatic risk reduction across all sectors. The euro decreased to a nearly two-year low as investors sought the safety of the U.S. dollar, pressuring commodities. The S&P GSCI index of 24 commodities plunged 13%, its worst month since the recession of 2008. Demand for capital preservation drove yields of safe-haven debt instruments to all-time lows. The Fund’s short-term models enhanced monthly gains with profitable positions in CME Australian dollar, Comex gold and CBT U.S. T-Bonds. The Fund’s equity positions excelled in May as markets fell sharply on weakening economic conditions. European economies continued to soften with negative quarterly GDP and falling indices in the United Kingdom (U.K.”) (-7.5%), Italy (-10.4%), Spain (-11.8%), and Greece (-30.6%). Even though Germany managed to show slight positive GDP growth of .5%, Dax futures fell 7.9%. The possibility of a Greek departure from the euro-zone increased as economic and political pressures mount. In the U.S., the Dow slipped 5.3% as factory orders fell 1.5% and leading indicators slipped 0.1%, leaving only modest growth expectations for the near-term. The U.S. added 115,000 jobs in April, the fewest since October, 2011. Shares across Asia were decidedly weak with the Hang Seng (-11.5%), Nikkei (-10.2%), and MSCI Taiwan (-3.5%) sinking on weakening export demand. The Fund’s bond exposure returned substantial profits in May as the risk-off trade prevailed in response to the unresolved debt crisis in Europe. Elevated fears that Greece may leave the euro-zone and an increasingly troubled Spanish banking sector combined to lift borrowing costs for at-risk sovereigns. Fear-driven investment poured into safe-haven assets in Germany, the U.S., and Australia. German 10-year bund futures (+3.5%) rose to all-time highs. In the U.S., strong demand for safety pushed the benchmark 10-year note to a record low of 1.5309% with 30-year yields approaching their 2008 bottom. The Fund’s allocations to currencies yielded strong results in May as the U.S. dollar advanced sharply in a general flight to safety. Heightened European instability and slowing global growth hurt equity markets while driving the Dollar Index to a 5.4% gain and a 21-month high. The euro slid 6.6% against the U.S. dollar as regional unemployment hit 10.9%, a 15-year high. U.K. retail sales dropped the most over two years, pushing the British pound 5.0% lower versus the U.S. dollar. The Australian dollar fell 6.2% as the Reserve Bank of Australia (“RBA”) unexpectedly cut its key lending rate 50 basis points to 3.75%. Only the Japanese yen (+1.8%) managed to rise against the U.S. dollar in relatively quiet trade. The Fund’s positions in the metals sector generated significant gains in May. Precious and industrial metals fell as a risk-off mentality began to permeate futures markets once again on renewed fears of a global economic recession. Euro-zone service and manufacturing sector data showed contraction for the ninth consecutive month, adding to concerns about the health of the global economy. Manufacturing data in China continued to reveal slowing growth, pushing down industrial metal. LME and COMEX copper fell for four consecutive weeks while LME aluminum slumped 5.9%. All base metals, with the exception of zinc, established new lows for 2012 in May, as did COMEX gold (-6.1%) and silver (-10.3%). The Fund’s allocation to the energy sector produced robust gains, benefitting from the sharp decline in the petroleum complex as ample supply and slack demand pressured prices. After several months of consolidation in crude, technical breaks below support levels led to a significant decline in both NYMEX and Brent futures, dropping 17.5% and 14.7% respectively. In natural gas, the well-established down-trend was finally broken as multi-year lows spurred buying interest. Mild spring weather and warm near-term forecasts helped support prices on increased cooling needs.

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

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone GDP unexpectedly contracted as the region struggles to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. Japanese Government Bonds (“JGB”) came under pressure as the Bank of Japan (“BOJ”) resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow Jones Industrial Average (the “Dow Jones”) (+1.2%) and the S&P 500 (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%), and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2013 and December 31, 2012.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended June 30, 2013.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2013:

Series A:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2013	320.323	1,341.86
May 31, 2013	344.375	1,251.09
June 30, 2013	263.695	1,237.07

	928.393

Series B:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2013	615.414	1,483.04
May 31, 2013	303.701	1,320.38
June 30, 2013	220.360	1,287.96

	1,139.745

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	SUPERFUND GREEN, L.P.
(Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

E-1