Form 10-Q
period 2013-09-30
SUPERFUND GREEN, L.P.
filed 2013-11-12
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. Series A and Superfund Green, L.P. Series B are included in Item 1:

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Due from brokers	$11,942,245	$16,139,431
Due from affiliate	—	187
Unrealized appreciation on open forward contracts	57	299,598
Futures contracts purchased	509,116	906,553
Futures contracts sold	275,736	314,602
Cash	17,896,385	18,965,187

Total assets	30,623,539	36,625,558

LIABILITIES
Unrealized depreciation on open forward contracts	38	176,689
Futures contracts purchased	831,866	—
Futures contracts sold	195,739	—
Subscription received in advance	35,000	—
Redemptions payable	720,874	1,908,427
Management fees payable	45,690	56,206
Fees payable	51,413	69,938

Total liabilities	1,880,620	2,211,260

NET ASSETS	$28,742,919	$34,414,298

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.0 *%	$57

Total unrealized appreciation on forward contracts	0.0 *	57

Unrealized depreciation on forward contracts
Currency	(0.0)*	(38)

Total unrealized depreciation on forward contracts	(0.0)*	(38)

Total forward contracts, at fair value	0.0 *%	$19

Futures contracts purchased
Currency	0.6%	$156,715
Energy	(0.7)	(198,050)
Financial	0.6	183,041
Food & Fiber	0.0 *	11,106
Indices	(1.3)	(386,815)
Livestock	(0.0)*	(13,020)
Metals	(0.3)	(75,727)

Total futures contracts purchased	(1.1)	(322,750)

Futures contracts sold
Currency	(0.0)*	(13,093)
Energy	0.3	99,666
Financial	(0.1)	(32,726)
Food & Fiber	0.4	104,387
Livestock	(0.2)	(44,715)
Metals	(0.1)	(33,522)

Total futures contracts sold	0.3	79,997

Total futures contracts, at fair value	(0.8)%	$(242,753)

Futures and forward contracts by country composition
Australia	(0.1)%	$(28,128)
Canada	0.0 *	10,662
European Monetary Union	(0.1)	(16,435)
Great Britain	(0.0)*	(10,667)
Japan	(0.2)	(56,751)
United States	(0.3)	(78,594)
Other	(0.2)	(62,821)

Total futures and forward contracts by country composition	(0.9)%	$(242,734)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.9%	$299,598

Total unrealized appreciation on forward contracts	0.9	299,598

Unrealized depreciation on forward contracts
Currency	(0.5)	(176,689)

Total unrealized depreciation on forward contracts	(0.5)	(176,689)

Total forward contracts, at fair value	0.4%	$122,909

Futures contracts purchased
Currency	(0.0)*%	$(4,412)
Energy	0.5	180,049
Financial	0.7	247,051
Food & Fiber	0.0 *	1,240
Indices	1.0	337,382
Metals	0.4	145,243

Total futures contracts purchased	2.6	906,553

Futures contracts sold
Currency	0.9	300,345
Energy	0.8	269,707
Financial	(0.0)*	(11,031)
Food & Fiber	0.5	195,332
Indices	(0.0)*	(1,007)
Metals	(1.3)	(438,744)

Total futures contracts sold	0.9	314,602

Total futures contracts, at fair value	3.5%	$1,221,155

Futures and forward contracts by country composition
Australia	0.1%	$37,749
Canada	0.1	21,946
European Monetary Union	(0.1)	(38,141)
Great Britain	(0.1)	(33,717)
Japan	1.1	367,412
United States	2.1	733,901
Other	0.7	254,914

Total futures and forward contracts by country composition	3.9%	$1,344,064

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$669	$3,991	$2,492	$9,785
Other income	1	4	6	1,870

Total investment income	670	3,995	2,498	11,655

Expenses
Selling commission	311,161	489,442	1,023,135	1,653,000
Brokerage commissions	133,370	329,630	537,319	1,024,612
Management fee	143,912	226,367	473,202	764,513
Ongoing offering expenses	77,790	122,360	255,785	413,249
Operating expenses	11,668	18,354	38,369	61,988
Gain on MF Global	—	—	—	(8,417)
Other	3,389	6,056	15,476	16,584

Total expenses	681,290	1,192,209	2,343,286	3,925,529

Net investment loss	$(680,620)	$(1,188,214)	$(2,340,788)	$(3,913,874)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(350,857)	$237,278	$5,864,091	$1,922,875
Net change in unrealized appreciation (depreciation) on futures and forward contracts	$(903,997)	$(1,335,397)	$(1,586,798)	$(2,467,731)

Net gain (loss) on investments	$(1,254,854)	$(1,098,119)	$4,277,293	$(544,856)

Net increase (decrease) in net assets from operations	$(1,935,474)	$(2,286,333)	$1,936,505	$(4,458,730)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2013	2012
Decrease in net assets from operations
Net investment loss	$(2,340,788)	$(3,913,874)
Net realized gain on futures and forward contracts	5,864,091	1,922,875
Net change in unrealized depreciation on futures and forward contracts	(1,586,798)	(2,467,731)

Net decrease in net assets from operations	1,936,505	(4,458,730)
Capital share transactions
Issuance of Units	1,008,292	1,268,273
Redemption of Units	(8,616,176)	(16,726,091)

Net decrease in net assets from capital share transactions	(7,607,379)	(15,457,818)

Net decrease in net assets	(5,671,379)	(19,916,548)
Net assets, beginning of period	34,414,298	63,429,698

Net assets, end of period	$28,742,919	$43,513,150

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,936,505	$(4,458,730)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(19,446,037)
Sales and maturities of U.S. government securities	—	37,100,000
Amortization of discounts and premiums	—	(3,963)
Increase in due from brokers	4,197,186	19,052,807
Due from affiliate	187	—
Decrease in unrealized appreciation on open forward contracts	299,541	172,349
Increase in futures contracts purchased	1,229,303	246,069
Decrease in unrealized depreciation on open forward contracts	(176,651)	(68,279)
Increase in futures contracts sold	234,605	2,117,592
Decrease in management fees payable	(10,516)	(143,975)
Decrease in fees payable	(18,525)	(317,337)

Net cash provided by operating activities	7,691,635	34,250,496

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	1,043,292	1,113,573
Redemptions, net of change in redemptions payable	(9,803,729)	(17,566,276)

Net cash used in financing activities	(8,760,437)	(16,452,703)

Net increase (decrease) in cash	(1,068,802)	17,797,793
Cash, beginning of period	18,965,187	989,356

Cash, end of period	$17,896,385	$18,787,149

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Due from brokers	$4,556,708	$7,148,002
Due from affiliate	—	187
Unrealized appreciation on open forward contracts	21	89,246
Futures contracts purchased	179,546	309,618
Futures contracts sold	93,306	123,836
Cash	9,475,396	10,113,907

Total assets	14,304,977	17,784,796

LIABILITIES
Unrealized depreciation on open forward contracts	9	62,254
Futures contracts purchased	283,285	—
Futures contracts sold	72,894	—
Subscription received in advance	35,000	—
Redemptions payable	182,286	1,102,466
Management fees payable	21,502	27,320
Fees payable	26,341	35,420

Total liabilities	621,317	1,227,460

NET ASSETS	$13,683,660	$16,557,336

Number of Units	11,758.133	14,646.201

Net Asset Value per Unit	$1,163.76	$1,130.49

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.0 *%	$21

Total unrealized appreciation on forward contracts	0.0 *	21

Unrealized depreciation on forward contracts
Currency	0.0 *	(9)

Total unrealized depreciation on forward contracts	0.0 *	(9)

Total forward contracts, at fair value	0.0 *%	$12

Futures contracts purchased
Currency	0.4%	$51,709
Energy	(0.5)	(68,027)
Financial	0.5	69,814
Food & Fiber	0.0 *	4,575
Indices	(1.0)	(131,354)
Livestock	0.0 *	(4,490)
Metals	(0.2)	(25,966)

Total futures contracts purchased	(0.8)	(103,739)

Futures contracts sold
Currency	0.0 *%	1,545
Energy	0.2	25,057
Financial	(0.1)	(12,027)
Food & Fiber	0.3	40,579
Livestock	0.0 *	(1,220)
Metals	(0.2)	(33,522)

Total futures contracts sold	0.2	20,412

Total futures contracts, at fair value	(0.6)%	$(83,327)

Futures and forward contracts by country composition
Australia	(0.1)%	$(8,538)
Canada	0.0 *	4,373
European Monetary Union	0.0 *	(5,492)
Great Britain	0.0 *	544
Japan	(0.1)	(19,787)
United States	(0.3)	(34,998)
Other	(0.1)	(19,417)

Total futures and forward contracts by country composition	(0.6)%	$(83,315)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.5%	$89,246

Total unrealized appreciation on forward contracts	0.5	89,246

Unrealized depreciation on forward contracts
Currency	(0.4)	(62,254)

Total unrealized depreciation on forward contracts	(0.4)	(62,254)

Total forward contracts, at fair value	0.1%	$26,992

Futures contracts purchased
Currency	(0.0)*%	$(2,921)
Energy	0.4	59,291
Financial	0.6	98,490
Food & Fiber	0.0 *	915
Indices	0.6	106,397
Metals	0.3	47,446

Total futures contracts purchased	1.9	309,618

Futures contracts sold
Currency	0.7	110,509
Energy	0.7	112,267
Financial	(0.0)*	(4,137)
Food & Fiber	0.4	70,100
Indices	(0.0)*	(428)
Metals	(1.0)	(164,475)

Total futures contracts sold	0.8	123,836

Total futures contracts, at fair value	2.7%	$433,454

Futures and forward contracts by country composition
Australia	0.1%	$15,450
Canada	0.1	9,979
European Monetary Union	(0.1)	(15,950)
Great Britain	(0.1)	(13,748)
Japan	0.7	114,403
United States	1.5	247,595
Other	0.6	102,717

Total futures and forward contracts by country composition	2.8%	$460,446

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$259	$2,036	$1,013	$4,984
Other income	—	1	2	673

Total investment income	259	2,037	1,015	5,657

Expenses
Selling commission	146,996	234,309	483,336	799,082
Brokerage commissions	48,968	125,292	201,711	403,339
Management fee	67,985	108,368	223,543	369,575
Ongoing offering expenses	36,749	58,577	120,835	199,770
Operating expenses	5,512	8,787	18,126	29,966
Gain on MF Global	—	—	—	(41,517)
Other	1,428	3,398	6,052	9,046

Total expenses	307,638	538,731	1,053,603	1,769,261

Net investment loss	$(307,379)	$(536,694)	$(1,052,588)	$(1,763,604)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(201,750)	$227,128	$2,234,555	$888,163
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(378,167)	(516,977)	(543,761)	(888,024)

Net gain (loss) on investments	$(579,917)	$(289,849)	$1,690,794	$139

Net increase (decrease) in net assets from operations	$(887,296)	$(826,543)	$638,206	$(1,763,465)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(73.58)	$(44.53)	$49.50	$(85.65)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(73.32)	$(50.81)	$33.27	$(93.67)

*	Weighted average number of Units outstanding for Series A for the Three Months Ended September 30, 2013 and September 30, 2012: 12,059.55 and 18,716.65, respectively; and for the Nine Months Ended September 30, 2013 and September 30, 2012: 12,894.19 and 20,898.14, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2013	2012
Decrease in net assets from operations
Net investment loss	$(1,052,588)	$(1,763,604)
Net realized gain on futures and forward contracts	2,234,555	888,163
Net change in unrealized depreciation on futures and forward contracts	(543,761)	(888,024)

Net increase (decrease) in net assets from operations	638,206	(1,763,465)
Capital share transactions
Issuance of Units	380,482	695,444
Redemption of Units	(3,892,364)	(9,148,049)

Net decrease in net assets from capital share transactions	(3,511,882)	(8,452,605)
Net decrease in net assets	(2,873,676)	(10,216,070)
Net assets, beginning of period	16,557,336	30,877,886

Net assets, end of period	$13,683,660	$20,661,816

Units, beginning of period	14,646.201	23,634.331
Issuance of Units	312.611	547.919
Redemption of Units	(3,200.679)	(7,145.957)

Units, end of period	11,758.133	17,036.293

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$638,206	$(1,763,465)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(9,048,159)
Sales and maturities of U.S. government securities	—	17,350,000
Amortization of discounts and premiums	—	(1,841)
Increase in due from brokers	2,591,294	11,136,449
Increase in due from affiliate	187	—
Increase in unrealized appreciation on open forward contracts	89,225	54,740
Increase in futures contracts purchased	413,357	58,171
Decrease in unrealized depreciation on open forward contracts	(62,245)	(30,913)
Increase in futures contracts sold	103,424	806,026
Decrease in management fees payable	(5,818)	(68,578)
Decrease in fees payable	(9,079)	(148,818)

Net cash provided by operating activities	3,758,551	18,343,612

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	415,482	631,444
Redemptions, net of change in redemptions payable	(4,812,544)	(9,269,897)

Net cash used in financing activities	(4,397,062)	(8,638,453)

Net increase (decrease) in cash	(638,511)	9,705,159
Cash, beginning of period	10,113,907	333,206

Cash, end of period	$9,475,396	$10,038,365

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Due from brokers	$7,385,537	$8,991,429
Unrealized appreciation on open forward contracts	36	210,352
Futures contracts purchased	329,570	596,935
Futures contracts sold	182,430	190,766
Cash	8,420,989	8,851,280

Total assets	16,318,562	18,840,762

LIABILITIES
Unrealized depreciation on open forward contracts	29	114,435
Futures contracts purchased	548,581	—
Futures contracts sold	122,845	—
Redemptions payable	538,588	805,961
Management fees payable	24,188	28,886
Fees payable	25,072	34,518

Total liabilities	1,259,303	983,800

NET ASSETS	$$15,059,259	$17,856,962

Number of Units	12,474.990	15,682.537

Net Asset Value per Unit	$$1,207.16	$1,138.65

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.0 *%	$36

Total unrealized appreciation on forward contracts	0.0 *	36

Unrealized depreciation on forward contracts
Currency	0.0 *	(29)

Total unrealized depreciation on forward contracts	0.0 *	(29)

Total forward contracts, at fair value	0.0 *%	$7

Futures contracts purchased
Currency	0.7%	$105,006
Energy	(0.9)	(130,023)
Financial	0.8	113,227
Food & Fiber	0.0 *	6,531
Indices	(1.7)	(255,461)
Livestock	(0.1)	(8,530)
Metals	(0.3)	(49,761)

Total futures contracts purchased	(1.5)	(219,011)

Futures contracts sold
Currency	(0.1)	(14,638)
Energy	0.5	74,609
Financial	(0.1)	(20,699)
Food & Fiber	0.4	63,808
Metals	(0.3)	(43,495)

Total futures contracts sold	0.4	59,585

Total futures contracts, at fair value	(1.1)%	$(159,426)

Futures and forward contracts by country composition
Australia	(0.1)%	$(19,590)
Canada	0.0 *	6,289
European Monetary Union	(0.1)	(10,943)
Great Britain	(0.1)	(11,211)
Japan	(0.2)	(36,964)
United States	(0.3)	(43,596)
Other	(0.3)	(43,404)

Total futures and forward contracts by country composition	(1.1)%	$(159,419)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	1.2%	$210,352

Total unrealized appreciation on forward contracts	1.2	210,352

Unrealized depreciation on forward contracts
Currency	(0.6)	(114,435)

Total unrealized depreciation on forward contracts	(0.6)	(114,435)

Total forward contracts, at fair value	0.6%	$95,917

Futures contracts purchased
Currency	(0.0)*%	$(1,491)
Energy	0.7	120,758
Financial	0.8	148,561
Food & Fiber	0.0 *	325
Indices	1.3	230,985
Metals	0.5	97,797

Total futures contracts purchased	3.3	596,935

Futures contracts sold
Currency	1.1	189,836
Energy	0.8	157,440
Financial	(0.0)*	(6,894)
Food & Fiber	0.7	125,232
Indices	(0.0)*	(579)
Metals	(1.5)	(274,269)

Total futures contracts sold	1.1	190,766

Total futures contracts, at fair value	4.4%	$787,701

Futures and forward contracts by country composition
Australia	0.1%	$22,299
Canada	0.1	11,967
European Monetary Union	(0.1)	(22,191)
Great Britain	(0.1)	(19,969)
Japan	1.4	253,009
United States	2.7	486,306
Other	0.9	152,197

Total futures and forward contracts by country composition	5.0%	$883,618

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$410	$1,955	$1,479	$4,801
Other income	1	3	4	1,197

Total investment income	411	1,958	1,483	5,998

Expenses
Selling commission	164,165	255,133	539,799	853,918
Brokerage commissions	84,402	204,338	335,608	621,273
Management fee	75,927	117,999	249,659	394,938
Ongoing offering expenses	41,041	63,783	134,950	213,479
Operating expenses	6,156	9,567	20,243	32,022
Loss on MF Global	—	—	—	33,100
Other	1,961	2,658	9,424	7,538

Total expenses	373,652	653,478	1,289,683	2,156,268

Net investment loss	$(373,241)	$(651,520)	$(1,288,200)	$(2,150,270)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(149,107)	$10,150	$3,629,536	$1,034,712
Net change in unrealized depreciation on futures and forward contracts	(525,830)	(818,420)	(1,043,037)	(1,579,707)

Net gain (loss) on investments	$(674,937)	$(808,270)	$2,586,499	$(544,995)

Net increase (decrease) in net assets from operations	$(1,048,178)	$(1,459,790)	$1,298,299	$(2,695,265)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(81.05)	$(76.09)	$94.86	$(130.46)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(80.80)	$(79.23)	$68.51	$(136.02)

*	Weighted average number of Units outstanding for Series B for the Three Months Ended September 30, 2013 and September 30, 2012: 12,933.28 and 19,111.90, respectively; and for the Nine Months Ended September 30, 2013 and September 30, 2012: 13,687.18 and 20,938.59, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2013	2012
Decrease in net assets from operations
Net investment loss	$(1,288,200)	$(2,150,270)
Net realized gain on futures and forward contracts	3,629,536	1,034,712
Net change in unrealized depreciation on futures and forward contracts	(1,043,037)	(1,579,707)

Net decrease in net assets from operations	1,298,299	(2,695,265)
Capital share transactions
Issuance of Units	627,810	572,829
Redemption of Units	(4,723,812)	(7,578,042)

Net decrease in net assets from capital share transactions	(4,096,002)	(7,005,213)
Net decrease in net assets	(2,797,703)	(9,700,478)
Net assets, beginning of period	17,856,962	32,551,812

Net assets, end of period	$15,059,259	$22,851,334

Units, beginning of period	15,682.537	23,394.345
Issuance of Units	471.535	417.205
Redemption of Units	(3,679.082)	(5,609.419)

Units, end of period	12,474.990	18,202.131

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease )in net assets from operations	$1,298,299	$(2,695,265)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(10,397,878)
Sales and maturities of U.S. government securities	—	19,750,000
Amortization of discounts and premiums	—	(2,122)
Increase in due from brokers	1,605,892	7,916,358
Increase in unrealized appreciation on open forward contracts	210,316	117,609
Increase in futures contracts purchased	815,946	187,898
Decrease in unrealized depreciation on open forward contracts	(114,406)	(37,366)
Increase in futures contracts sold	131,181	1,311,566
Decrease in management fees payable	(4,698)	(75,397)
Decrease in fees payable	(9,446)	(168,519)

Net cash provided by operating activities	3,933,084	15,906,884

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	627,810	482,129
Redemptions, net of change in redemptions payable	(4,991,185)	(8,296,379)

Net cash used in financing activities	(4,363,375)	(7,814,250)

Net increase (decrease) in cash	(430,291)	8,092,634
Cash, beginning of period	8,851,280	656,150

Cash, end of period	$8,420,989	$8,748,784

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2013

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Operations as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting – Balance Sheet.

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of September 30, 2013, the Fund had on deposit $6,418,285 at ADM Investor Services, Inc., $3,531,430 at Barclays Capital Inc. and $1,991,839 at Citigroup Global Markets Inc. As of September 30, 2013, Series A had on deposit $2,270,907 at ADM Investor Services, Inc., $1,571,612 at Barclays Capital Inc. and $713,843 at Citigroup Global Markets Inc. As of September 30, 2013, Series B had on deposit $4,147,378 at ADM Investor Services, Inc., $1,959,818 at Barclays Capital Inc. and $1,277,996 at Citigroup Global Markets Inc.

Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC Topic 740, Income Taxes (“ASC 740”), to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2010 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarters ended September 30, 2013 and September 30, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2013 and December 31, 2012:

Superfund Green, L.P.

	Balance September 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$57	$—	$57	$—
Futures contracts sold	275,736	275,736	—	—
Futures contracts purchased	509,116	509,116	—	—

Total Assets Measured at Fair Value	$784,909	$784,852	$57	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$38	$—	$38	$—
Futures contracts sold	195,739	195,739	—	—
Futures contracts purchased	831,866	831,866	—	—

Total Liabilities Measured at Fair Value	$1,027,643	$1,027,605	$38	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$299,598	$—	$299,598	$—
Futures contracts purchased	906,553	906,553	—	—
Futures contracts sold	314,602	314,602	—	—

Total Assets Measured at Fair Value	$1,520,753	$1,221,155	$298,598	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$176,689	$—	$176,689	$—

Total Liabilities Measured at Fair Value	$176,689	$—	$176,689	$—

Superfund Green, L.P. – Series A

	Balance September 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$21	$—	$21	$—
Futures contracts sold	93,306	93,306	—	—
Futures contracts purchased	179,546	179,546	—	—

Total Assets Measured at Fair Value	$272,873	$272,852	$21	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$9	$—	$9	$—
Futures contracts sold	72,894	72,894	—	—
Futures contracts purchased	283,285	283,285	—	—

Total Liabilities Measured at Fair Value	$356,188	$356,179	$9	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$89,246	$—	$89,246	$—
Futures contracts purchased	309,618	309,618	—	—
Futures contracts sold	123,836	123,836	—	—

Total Assets Measured at Fair Value	$522,700	$433,454	$89,246	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$62,254	$—	$62,254	$—

Total Liabilities Measured at Fair Value	$62,254	$—	$62,254	$—

Superfund Green, L.P. – Series B

	Balance September 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$36	$—	$36	$—
Futures contracts sold	182,430	182,430	—	—
Futures contracts purchased	329,570	329,570	—	—

Total Assets Measured at Fair Value	$512,036	$512,000	$36	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$29	$—	$29	$—
Futures contracts sold	122,845	122,845	—	—
Futures contracts purchased	548,581	548,581	—	—

Total Liabilities Measured at Fair Value	$671,455	$671,426	$29	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$210,352	$—	$210,352	$—
Futures contracts purchased	596,935	596,935	—	—
Futures contracts sold	190,766	190,766	—	—

Total Assets Measured at Fair Value	$998,053	$787,801	$210,352	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$114,435	$—	$114,435	$—

Total Liabilities Measured at Fair Value	$114,435	$—	$114,435	$—

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

Derivative instruments held by the Fund do not qualify as derivative instruments held as hedging instruments, as defined in ASC 815. Instead, the Fund includes derivative instruments in its trading activity. Per the requirements of ASC 815, the Fund discloses the gains and losses on its trading activities for both derivative and nonderivative instruments in the Statements of Operations.

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2013	Liability Derivatives at September 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$57	$—	$57
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(38)	(38)
Futures contracts	Futures contracts purchased	509,116	(831,866)	(322,750)
Futures contracts	Futures contracts sold	275,736	(195,739)	79,997

Totals		$784,909	$(1,027,643)	$(242,734)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$299,598	$—	$299,598
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(176,689)	(176,689)
Futures contracts	Futures contracts purchased	906,553	—	906,553
Futures contracts	Futures contracts sold	314,602	—	314,602

Totals		$1,520,753	$(176,689)	$1,344,064

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(52,860)	$11,396
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(267,997)	(915,393)

Total		$(350,857)	$(903,997)

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(493,044)	$(122,890)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	6,357,135	(1,463,908)

Total		$5,864,091	$(1,586,798)

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(996,010)	$421,538
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,233,288	(1,756,935)

Total		$237,278	$(1,335,397)

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$317,840	$(104,072)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,605,035	(2,363,659)

Total		$1,922,875	$(2,467,731)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$57	0.0	*	$(9)	(0.0)*	$—	—		$(29)	(0.0)*	$19
Currency	200,951	0.7		(44,236)	(0.2)	3,157	0.0	*	(16,250)	(0.1)	143,622
Financial	197,809	0.7		(14,768)	(0.1)	3,010	0.0	*	(35,736)	(0.1)	150,315
Food & Fiber	13,912	0.1		(2,806)	(0.0)*	104,387	0.4		—	—	115,493
Indices	84,102	0.3		(470,917)	(1.6)	—	—		—	—	(386,815)
Metals	12,344	0.0	*	(88,071)	(0.3)	10,017	0.0	*	(87,034)	(0.3)	(152,744)
Energy	—	—		(198,050)	(0.7)	155,166	0.6		(55,500)	(0.2)	(98,384)
Livestock	—	—		(13,020)	(0.0)*	—	—		(1,220)	(0.0)*	(14,240)

Totals	$509,175	1.8		$(831,877)	(2.9)	$275,737	1.0		$(195,769)	(0.7)	$(242,734)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$299,300	0.9		$(27,564)	(0.1)	$298	0.0	*	$(149,125)	(0.4)		$122,909
Currency	148,788	0.4		(153,200)	(0.4)	305,562	0.9		(5,217)	(0.0	)*	295,933
Financial	282,169	0.8		(35,118)	(0.1)	2,470	0.0	*	(13,501)	(0.0	)*	236,020
Food & Fiber	1,350	0.0	*	(110)	(0.0)*	198,242	0.6		(2,910)	(0.0	)*	196,572
Indices	515,158	1.5		(177,776)	(0.5)	—	—		(1,007)	(0.0	)*	336,375
Metals	201,333	0.6		(56,090)	(0.2)	305,050	0.9		(743,794)	(2.1)		(293,501)
Energy	180,319	0.5		(270)	(0.0)*	491,317	1.4		(221,610)	(0.6)		449,756

Totals	$1,628,417	4.7		$(450,128)	(1.3)	$1,302,939	3.8		$(1,137,164)	(3.3)		$1,344,064

*	Due to rounding

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	29	30	$44,876	$56,429

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	674	341
Financial	1,551	2,236
Food & Fiber	131	198
Indices	2,466	607
Metals	449	374
Energy	648	463
Livestock	60	136

Total	6,008	4,385

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	201	121	$367,775	$725,553

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,149	1,349
Financial	6,605	1,015
Food & Fiber	102	162
Indices	3,151	1,212
Metals	1,132	352
Energy	945	545
Livestock	88	140

Total	14,373	4,896

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(52,860)	$11,396	$(41,464)
Currency	(881,573)	517,703	(363,870)
Financial	36,624	53,691	90,315
Food & Fiber	(256,253)	8,876	(247,377)
Indices	1,225,066	(447,217)	777,849
Metals	(144,187)	(780,491)	(924,678)
Livestock	(181,650)	(10,360)	(192,010)
Energy	(96,024)	(257,595)	(353,619)

Total net trading losses	$(350,857)	$(903,997)	$(1,254,854)

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(493,044)	$(122,890)	$(615,934)
Currency	(1,286,981)	(152,311)	(1,439,292)
Financial	161,801	(85,705)	76,096
Food & Fiber	(1,045,085)	(81,079)	(1,126,164)
Indices	3,855,809	(723,190)	3,132,619
Metals	4,719,765	140,757	4,860,522
Livestock	172,700	(14,240)	158,460
Energy	(220,874)	(548,140)	(769,014)

Total net trading gains (losses)	$5,864,091	$(1,586,798)	$4,277,293

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(996,010)	$421,538	$(574,472)
Currency	(641,120)	(302,606)	(943,726)
Financial	1,022,121	336,950	1,359,071
Food & Fiber	883,663	(53,857)	829,806
Indices	128,232	(954,350)	(826,118)
Metals	1,001,773	(580,054)	421,719
Livestock	(175,453)	(165,523)	(340,976)
Energy	(985,928)	(37,495)	(1,023,423)

Total net trading gains (losses)	$237,278	$(1,335,397)	$(1,098,119)

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$317,840	$(104,072)	$213,768
Currency	(2,860,415)	(897,508)	(3,757,923)
Financial	1,663,038	291,993	1,955,031
Food & Fiber	(1,120,649)	(131,626)	(1,252,275)
Indices	(85,242)	(1,133,531)	(1,218,773)
Metals	258,313	(190,117)	68,196
Livestock	175,073	(245,353)	(70,280)
Energy	3,574,917	(57,517)	3,517,400

Total net trading gains (losses)	$1,922,875	$(2,467,731)	$(544,856)

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2013	Liability Derivatives at September 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$21	$—	$21
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(9)	(9)
Futures contracts	Futures contracts purchased	179,546	(283,285)	(103,739)
Futures contracts	Futures contracts sold	93,306	(72,894)	20,412

Totals		$272,873	$(356,188)	$(83,315)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$89,246	$—	$89,246
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(62,254)	(62,254)
Futures contracts	Futures contracts purchased	309,618	—	309,618
Futures contracts	Futures contracts sold	123,836	—	123,836

Totals		$522,700	$(62,254)	$460,446

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(27,027)	$5,438
Futures contracts	Net realized/unrealized gain on futures and forward contracts	(174,723)	(383,605)

Total		$(201,750)	$(378,167)

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(210,741)	$(26,980)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,445,296	(516,781)

Total		$2,234,555	$(543,761)

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(331,665)	$149,750
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	558,793	(666,727)

Total		$227,128	$(516,977)

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$164,926	$(23,828)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	723,237	(864,196)

Total		$888,163	$(888,024)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$21	0.0	*	$(3)	(0.0)*	$—	—		$(6)	(0.0)*	$12
Currency	69,307	0.5		(17,598)	(0.1)	1,545	0.0	*	—	—	53,254
Financial	73,719	0.6		(3,905)	(0.0)*	970	0.0	*	(12,997)	(0.1)	57,787
Food & Fiber	4,575	0.0	*	—	—	40,579	0.3		—	—	45,154
Indices	28,355	0.2		(159,709)	(1.2)	—	—		—	—	(131,354)
Metals	3,592	0.0	*	(29,558)	(0.2)	3,846	0.0	*	(37,368)	(0.3)	(59,488)
Energy	—	—		(68,027)	(0.5)	46,367	0.4		(21,310)	(0.1)	(42,970)
Livestock	—	—		(4,490)	(0.0)*	—	—		(1,220)	(0.0)*	(5,710)

Totals	$179,569	1.3		$(283,290)	(2.0)	$93,307	0.7		$(72,901)	(0.5)	$(83,315)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$89,181	0.5		$(9,816)	(0.1)	$65	0.0	*	$(52,438)	(0.3)		$26,992
Currency	59,819	0.4		(62,740)	(0.4)	112,612	0.7		(2,103)	(0.0	)*	107,588
Financial	113,718	0.7		(15,228)	(0.1)	1,185	0.0	*	(5,322)	(0.0	)*	94,353
Food & Fiber	915	0.0	*	—	—	71,348	0.4		(1,248)	(0.0	)*	71,015
Indices	176,408	1.1		(70,011)	(0.4)	—	—		(428)	(0.0	)*	105,969
Metals	69,944	0.4		(22,498)	(0.1)	122,925	0.7		(287,400)	(1.7)		(117,029)
Energy	59,561	0.4		(270)	(0.0)*	187,282	1.2		(75,015)	(0.5)		171,558

Totals	$569,546	3.5		$(180,563)	(1.1)	$495,417	3.0		$(423,954)	(2.5)		$460,446

*	Due to rounding

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	7	10	$12,864	$17,622

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	239	130
Financial	588	829
Food & Fiber	42	71
Indices	901	233
Metals	158	137
Energy	219	173
Livestock	21	50

Total	2,175	1,633

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	86	51	$128,360	$238,238

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	833	526
Financial	2,571	392
Food & Fiber	39	55
Indices	1,166	456
Metals	435	136
Energy	334	198
Livestock	32	52

Total	5,496	1,866

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(27,027)	$5,438	$(21,589)
Currency	(321,279)	182,648	(138,631)
Financial	6,062	29,280	35,342
Food & Fiber	(100,657)	8,884	(91,773)
Indices	433,463	(151,579)	281,884
Metals	(66,839)	(323,870)	(390,709)
Livestock	(64,330)	(6,330)	(70,660)
Energy	(61,143)	(122,638)	(183,781)

Total net trading losses	$(201,750)	$(378,167)	$(579,917)

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(210,741)	$(26,980)	$(237,721)
Currency	(464,220)	(54,334)	(518,554)
Financial	43,756	(36,566)	7,190
Food & Fiber	(404,040)	(25,861)	(429,901)
Indices	1,398,769	(237,323)	1,161,446
Metals	1,802,563	57,541	1,860,104
Livestock	68,520	(5,710)	62,810
Energy	(52)	(214,528)	(214,580)

Total net trading gains (losses)	$2,234,555	$(543,761)	$1,690,794

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(331,665)	$149,750	$(181,915)
Currency	(240,332)	(114,020)	(354,352)
Financial	447,937	121,842	569,779
Food & Fiber	332,142	(24,639)	307,503
Indices	49,897	(333,431)	(283,534)
Metals	371,012	(223,941)	147,071
Livestock	(65,743)	(62,849)	(128,592)
Energy	(336,120)	(29,689)	(365,809)

Total net trading gains (losses)	$227,128	$(516,977)	$(289,849)

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$164,926	$(23,828)	$141,098
Currency	(1,119,575)	(343,045)	(1,462,620)
Financial	693,741	110,054	803,795
Food & Fiber	(484,746)	(53,408)	(538,154)
Indices	(4,492)	(386,105)	(390,597)
Metals	35,988	(67,769)	(31,781)
Livestock	65,923	(91,399)	(25,476)
Energy	1,536,398	(32,524)	1,503,874

Total net trading gains (losses)	$888,163	$(888,024)	$139

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2013	Liability Derivatives at September 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$36	$—	$36
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(29)	(29)
Futures contracts	Futures contracts purchased	329,570	(548,581)	(219,011)
Futures contracts	Futures contracts sold	182,430	(122,845)	59,585

Totals		$512,036	$(671,455)	$(159,419)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$210,352	$—	$210,352
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(114,435)	(114,435)
Futures contracts	Futures contracts purchased	596,935	—	596,935
Futures contracts	Futures contracts sold	190,766	—	190,766

Totals		$998,053	$(114,435)	$883,618

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(25,833)	$5,958
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(123,274)	(531,788)

Total		$(149,107)	$(525,830)

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(282,303)	$(95,910)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	3,911,839	(947,127)

Total		$3,629,536	$(1,043,037)

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(664,345)	$271,788
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	674,495	(1,090,208)

Total		$10,150	$(818,420)

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$152,914	$(80,244)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	881,798	(1,499,463)

Total		$1,034,712	$(1,579,707)

Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$36	0.0	*	$(6)	(0.0)*	$—	—		$(23)	(0.0)*	$7
Currency	131,644	0.9		(26,638)	(0.2)	1,612	0.0	*	(16,250)	(0.1)	90,368
Financial	124,090	0.8		(10,863)	(0.1)	2,040	0.0	*	(22,739)	(0.2)	92,528
Food & Fiber	9,337	0.1		(2,806)	(0.0)*	63,808	0.4		—	—	70,339
Indices	55,747	0.4		(311,208)	(2.1)	—	—		—	—	(255,461)
Metals	8,752	0.0	*	(58,513)	(0.4)	6,171	0.0	*	(49,666)	(0.3)	(93,256)
Energy	—	—		(130,023)	(0.8)	108,799	0.7		(34,190)	(0.2)	(55,414)
Livestock	—	—		(8,530)	(0.0)*	—	—		—	—	(8,530)

Totals	$329,606	2.2		$(548,587)	(3.6)	$182,430	1.2		$(122,868)	(0.8)	$(159,419)

* Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$210,119	1.2		$(17,748)	(0.1)	$233	0.0	*	$(96,687)	(0.5)	$95,917
Currency	88,969	0.5		(90,460)	(0.5)	192,950	1.1		(3,114)	(0.0)*	188,345
Financial	168,451	0.9		(19,890)	(0.1)	1,285	0.0	*	(8,179)	(0.0)*	141,667
Food & Fiber	435	0.0	*	(110)	(0.0)*	126,894	0.7		(1,662)	(0.0)*	125,557
Indices	338,750	1.9		(107,765)	(0.6)	—	—		(579)	(0.0)*	230,406
Metals	131,389	0.7		(33,592)	(0.2)	182,125	1.0		(456,394)	(2.5)	(176,472)
Energy	120,758	0.7		—	—	304,035	1.7		(146,595)	(0.9)	278,198

Totals	$1,058,871	5.9		$(269,565)	(1.5)	$807,522	4.5		$(713,210)	(3.9)	$883,618

*	Due to rounding

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	22	20	$32,012	$38,807

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	435	211
Financial	963	1,407
Food & Fiber	89	127
Indices	1,565	374
Metals	291	237
Energy	429	290
Livestock	39	86

Total	3,833	2,752

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	115	70	$239,415	$487,315

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,316	823
Financial	4,034	623
Food & Fiber	63	107
Indices	1,985	756
Metals	697	216
Energy	611	347
Livestock	56	88

Total	8,877	3,030

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(25,833)	$5,958	$(19,875)
Currency	(560,294)	335,055	(225,239)
Financial	30,562	24,411	54,973
Food & Fiber	(155,596)	(8)	(155,604)
Indices	791,603	(295,638)	495,965
Metals	(77,348)	(456,621)	(533,969)
Livestock	(117,320)	(4,030)	(121,350)
Energy	(34,881)	(134,957)	(169,838)

Total net trading losses	$(149,107)	$(525,830)	$(674,937)

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(282,303)	$(95,910)	$(378,213)
Currency	(822,761)	(97,977)	(920,738)
Financial	118,045	(49,139)	68,906
Food & Fiber	(641,045)	(55,218)	(696,263)
Indices	2,457,040	(485,867)	1,971,173
Metals	2,917,202	83,216	3,000,418
Livestock	104,180	(8,530)	95,650
Energy	(220,822)	(333,612)	(554,434)

Total net trading gains (losses)	$3,629,536	$(1,043,037)	$2,586,499

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(664,345)	$271,788	$(392,557)
Currency	(400,788)	(188,586)	(589,374)
Financial	574,184	215,108	789,292
Food & Fiber	551,521	(29,218)	522,303
Indices	78,335	(620,919)	(542,584)
Metals	630,761	(356,113)	274,648
Livestock	(109,710)	(102,674)	(212,384)
Energy	(649,808)	(7,806)	(657,614)

Total net trading gains (losses)	$10,150	$(818,420)	$(808,270)

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$152,914	$(80,244)	$72,670
Currency	(1,740,840)	(554,463)	(2,295,303)
Financial	969,297	181,939	1,151,236
Food & Fiber	(635,903)	(78,218)	(714,121)
Indices	(80,750)	(747,426)	(828,176)
Metals	222,325	(122,348)	99,977
Livestock	109,150	(153,954)	(44,804)
Energy	2,038,519	(24,993)	2,013,526

Total net trading gains (losses)	$1,034,712	$(1,579,707)	$(544,995)

5. Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2013 and December 31, 2012, there were no amounts due to brokers.

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

As of September 30, 2013, Superfund Capital Management owned 386.799 Units of Series A, representing 3.29% of the total issued Units of Series A, and 551.711 Units of Series B, representing 4.42% of the total issued Units of Series B, having a combined value of $1,118,219.

8. Financial highlights

Financial highlights for the period January 1 through September 30 are as follows:

	2013		2012
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees and MF Global reserve	2.9%	6.0%	(7.4)%	(9.6)%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	0.2%	(0.2)%

Total return after incentive fees	2.9%	6.0%	(7.2)%	(9.8)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	6.6%	7.2%	6.8%	7.4%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	(0.2)%	0.1%

Total expenses	6.6%	7.2%	6.6%	7.5%

Net investment loss	(6.5)%	(7.2)%	(6.7)%	(7.4)%

Net asset value per unit, beginning of period	$1,130.49	$1,138.65	$1,306.48	$1,391.44
Net investment loss	(79.22)	(91.16)	(84.39)	(102.69)
Net gain (loss) on investments	112.49	159.67	(9.28)	(33.33)

Net asset value per unit, end of period	$1,163.76	$1,207.16	$1,212.81	$1,255.42

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$49.50	$94.86	$(95.65)	$(130.46)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$33.27	$68.51	$(93.67)	$(136.02)

Financial highlights for the period July 1 through September 30 are as follows:

	2013		2012
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(5.9)%	(6.3)%	(4.0)%	(5.9)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(5.9)%	(6.3)%	(4.0)%	(5.9)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	2.1%	2.3%	2.3%	2.6%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	2.1%	2.3%	2.3%	2.6%

Net investment loss	(2.1)%	(2.3)%	(2.3)%	(2.6)%

Net asset value per unit, beginning of period	$1,237.08	$1,287.96	$1,263.62	$1,334.65
Net investment loss	(25.00)	(28.51)	(28.67)	(34.09)
Net loss on investments	(48.32)	(52.29)	(22.14)	(45.14)

Net asset value per unit, end of period	$1,163.76	$1,207.16	$1,212.81	$1,255.42

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(73.58)	$(81.05)	$(44.53)	$(76.09)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(73.32)	$(80.80)	$(50.81)	$(79.23)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $784,855 and $1,027,608, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $57 and $38, respectively, at September 30, 2013.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $272,855 and $356,182, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $21 and $9, respectively, at September 30, 2013.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $512,000 and $671,426, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $36 and $29, respectively, at September 30, 2013.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc.

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

The majority of these futures and forwards mature within one year of September 30, 2013. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2013, the Fund has accepted subscriptions totaling $251,470 and redemptions over the same period totaled $2,077,342. For the quarter ended September 30, 2013, subscriptions totaling $112,658 in Series A and $138,812 in Series B have been accepted and redemptions over the same period totaled $1,058,399 in Series A and $1,018,943 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013

Series A:

Net results for the quarter ended September 30, 2013 were a loss of 5.9% in net asset value compared to the quarter ending June 30, 2013. In this period, Series A experienced a net decrease in net assets from operations of $887,296. This decrease consisted of interest income of $259, trading losses of $579,917, and total expenses of $307,638. Expenses included $67,985 in management fees, $36,749 in ongoing offering expenses, $5,512 in operating expenses, $146,996 in selling commissions, $48,968 in brokerage commissions, and $1,428 in other expenses. At September 30, 2013, the net asset value per Unit of Series A was $1,163.76.

Series B:

Net results for the quarter ended September 30, 2013 were a loss of 6.3% in net asset value compared to the quarter ending June 30, 2013. In this period, Series B experienced a net decrease in net assets from operations of $1,048,178. This decrease consisted of interest income of $410, other income of $1, trading losses of $674,937, and total expenses of $373,652. Expenses included $75,927 in management fees, $41,041 in ongoing offering expenses, $6,156 in operating expenses, $164,165 in selling commissions, $84,402 in brokerage commissions, and $1,961 in other expenses. At September 30, 2013, the net asset value per Unit of Series B was $1,207.15.

Fund results for the 3rd Quarter 2013:

The Fund’s strategies produced negative returns in September. The Fund’s long positions in the energy sector hurt performance as natural gas futures continued to retrace from near three-month highs amid reduced anticipated demand based on U.S. weather forecasts. The Fund’s long positions in the metals markets also underperformed as gold futures tumbled following a report that U.S. jobless claims fell to the lowest level since April 2006. Gold and silver continued to decline on concerns over a possible shutdown of the U.S. government in October. The Fund’s positions in the bonds sector produced favorable returns as Japan’s inflation rate soared to its highest level since 2008.

In August, the Fund underperformed as gold and silver continued their recovery from the previous month on news that U.S. home sales fell below consensus forecast indicating that the Fed will continue its stimulus program. The Fund’s short positions in the grain markets produced negative returns as soybeans rose to a nine-month high. The Fund’s long positions in crude yielded positive returns as prices rose at the end of the month to its highest level since April 2011. Crude’s rally coincided with signs of accelerating economic growth in Europe and the contemplation of Western military action against Syria.

The Fund produced negative returns in July. The Fund’s short positions in the metals and bonds markets suffered as the market weighed the U.S. Federal Reserve’s (the “Fed”) next move on monetary stimulus against the prospects for demand amid higher prices. Gold also recovered from a three-year low on news that the Fed would only start phasing out the stimulus once the economy was strong enough to stand on its own. This news allayed fears of imminent cuts to the Fed’s monthly bond purchases. The losses from the Fund’s metals and bond positions was partly offset by gains from the Fund’s long positions in the energy sector as U.S. Energy Information Administration data showed oil inventories feel for a fourth consecutive week.

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

Fund results for 2nd Quarter 2012:

The Fund produced negative returns in June, driven primarily by losses from the Fund’s allocation to energies markets as U.S. Department of Energy data showed higher than expected oil inventories. These losses were tempered slightly by gains experienced from the Fund’s metals positions, as gold and silver each dropped to its lowest level in over two years. The Fund’s allocation to the bonds markets also produced positive returns as a rise in the U.S. dollar produced sharp downward pressure on interest rate products.

In May, the Fund yielded disappointing results due primarily to its positions in the bonds and energy sectors. The Fund’s long natural gas positions negatively affected performance amid reports from the U.S. Energy Information Administration of rising inventories. The U.S. Environmental Protection Agency also issued reports downplaying the environmental impact of natural gas fracking. The Fund’s long soybean positions produced sold returns in May as China, the world’s largest soybean consumer, continued to show increased demand.

In April, the Fund’s strategies posted strong returns amidst high volatility in several key markets. The Fund’s positions in the metals sector generated positive returns, as did its long natural gas positions. The Fund’s allocation to the grains sector suffered in April after the U.S. Department of Agriculture (“USDA”) reported that farmers had planted 2 million more acres of corn than expected.

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

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. United States (“U.S.”) stock indices rose for a third consecutive month with the Standard and Poor’s 500 Index (the “S&P 500”) approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade (“CBOT”) corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector.

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

Three Months Ended September 30, 2012

Series A:

Net results for the quarter ended September 30, 2012 were a loss of 4.0% in net asset value compared to the quarter ending June 30, 2012. In this period, Series A experienced a net decrease in net assets from operations of $826,543. This decrease consisted of interest income of $2,036, other income of $1, trading losses of $289,849, and total expenses of $538,731. Expenses included $108,368 in management fees, $58,577 in ongoing offering expenses, $8,787 in operating expenses, $234,309 in selling commissions, $125,292 in brokerage commissions, and $3,398 in other expenses. At September 30, 2012, the net asset value per Unit of Series A was $1,212.81.

Series B:

Net results for the quarter ended September 30, 2012 were a loss of 5.9% in net asset value compared to the quarter ending June 30, 2012. In this period, Series B experienced a net decrease in net assets from operations of $1,459,790. This decrease consisted of interest income of $1,955, other income of $3, trading losses of $808,270, and total expenses of $653,478. Expenses included $117,999 in management fees, $63,783 in ongoing offering expenses, $9,567 in operating expenses, $255,133 in selling commissions, $204,338 in brokerage commissions, and $2,658 in other expenses. At September 30, 2012, the net asset value per Unit of Series B was $1,255.42.

Fund results for the 3rd Quarter 2012:

In September, the Fund’s trading strategies produced negative results as the expansion of accommodative policies by central bankers led investors to add risk. Optimism that followed the ECB’s decision to buy Spanish and Italian bonds was amplified by the Fed’s announcement of a third round of quantitative easing (“QE3”), lifting equities worldwide. The Fed revealed an open-ended plan to buy mortgage-backed securities while holding the federal funds rate near zero through at least mid-2015. The Bank of Japan’s (the “BOJ”) move to add 10 trillion yen to their asset purchase program and China’s openness to stimulus further supported stocks. Base metals climbed on hopes for increased demand while gold and silver benefited as inflation hedges. NY crude topped $100/bbl before growing stockpiles and the end of the summer driving season helped to reverse the trend. Natural gas rallied to a 2012 high on below normal gains in inventory ahead of the winter heating season. The Fund’s short-term strategies posted mixed results with gains in metals and losses in currencies. The Fund’s bond positions produced moderate losses in September as central bank intervention drove market movement. German bund yields climbed sharply as the ECB’s plan to purchase Italian and Spanish debt reduced safe-haven demand. Bund futures reached 3-month lows before concern over austerity measures within Spain’s 2013 budget and its ability to cooperate with the ECB sparked anxieties and reversed the move. After dipping 1.5%, U.S. 10-year note futures recovered to nearly unchanged on higher than expected U.S. jobless claims. The BOJ also eased, adding 10 trillion yen to its existing asset purchase program, suppressing Japanese Government Bonds (“JGB”) yields. The Fund’s allocation to currencies underperformed in September as the U.S. dollar lost ground against all major currencies in response to the Fed stimulus. Market expectations for QE3 proved to be correct as a weak employment data prompted further injections of liquidity. The Fed moved its focus to the mortgage market, announcing open-ended monthly purchases of $40 billion in mortgage backed securities. The ECB implemented a broad bond purchase program but stopped short of lowering interest rates. These moves prompted a decline in the U.S. dollar versus the euro (+2.2%) and the British pound versus the U.S. dollar (+1.6%). The Canadian dollar (+0.3%) strengthened versus the U.S. dollar as jobs data was better-than-expected. In Japan, the expansion of the BOJ’s bond purchase program led to volatile month for the yen (+0.5% versus the U.S. dollar). The Fund’s positions in the metals sector generated positive results in September as plans for open-ended asset purchases by U.S. and European central bankers and new infrastructure spending in China lifted both precious and base metal alike. Disappointing U.S. jobs data fueled growing expectations for monetary stimulus while China’s approval of new infrastructure spending supported metals early. Metals spiked higher following the announcement of QE3 with LME Aluminum (+11.3%) posting 11 consecutive gains, its longest rally in 25 years. LME and COMEX copper gained 7.7% and 8.7% respectively on anticipated raw material demand. Labor unrest in South Africa forced the closure of mines owned by Anglo American Platinum, the world’s top producer. Platinum was up 19.2% since August 16, 2012. The Fund’s allocations to the energies sector yielded disappointing results in September as the 30% climb in crude since June abruptly reversed on demand concerns and a build in supplies. Saudi Arabia’s commitment to increase production, concern over a Spanish bailout and a reduced profit outlook from economic bellwether Fedex sent prices lower. The September 19, 2012 inventory report showed a build of +8.53M bbl, culminating in a 4.4% decline for crude. Gasoline strengthened against crude, climbing 1.2%, as refining capacity remained constrained. Heating oil also gained as the winter heating season draws near. Natural gas (+12.1%) finished at 2012 highs on news that stockpiles will fall short of capacity prior to winter.

In August, apart from its perpetual long gold position, the Fund’s strategies produced moderately disappointing results as guidance from central bankers increased investor appetite for risk. ECB president Mario Draghi’s late July statement that the he would do “whatever it takes” to preserve the euro proved to be the driving force behind a rally in European equity markets. German Chancellor Angela Merkel reaffirmed her country’s support for the ECB’s approach, increasing expectations for monetary stimulus. U.S. equities rallied in tandem with Europe, aided by a series of positive economic data, with the S&P 500 reaching a four-year high. Fed minutes released in advance of the highly anticipated Jackson Hole symposium revealed the Federal Open Market Committee’s (“FOMC”) intention to implement a third round of quantitative easing unless the strength and pace of economic recovery improves soon. Energy markets rallied markedly, lifted by U.S. and euro-zone optimism, heightened tensions in the Middle East, and the falling U.S. dollar. The drought gripping the U.S. Midwest drove corn and soybean to all-time highs. The Fund’s short-term strategies underperformed with losses in equities, energies and currencies. The Fund’s positions in equities underperformed in August as European leaders worked to improve the region’s fiscal position, reducing anxiety over euro-zone debt issues. Yields in Spain and Italy fell back on increasing expectations that the ECB will take action to avoid default. Equities in the United Kingdom (the “U.K.”) (+1.8%), Italy (+8.9%), and Spain (+10.5%) all finished with gains in spite of weak economic data. France (+3.6%) and Germany (+2.7%) managed to avoid recession during the second quarter, outperforming their neighbors in the European Union (the “EU”). In the U.S., the S&P 500 (+2.2%) also gained, posting a four-year high. Asian equities in Japan (+1.6%) and Taiwan (+3.3%) finished on the plus side while stocks in China (-4.3%) fell as exports slowed. The Fund’s bond positions posted disappointing results in August as U.S. treasuries sold off steadily throughout the first half of the month in response to positive economic data and euro-zone optimism. Retail sales rose for the first time in four months while an encouraging 1.8% gain in housing prices signaled a strengthening economy. Reduced demand for safe-haven assets lifted U.S. 10-year note yields to an intraday three-month high of 1.86% before falling after Fed minutes alluded to the possible need for further stimulus. Positive economic news in Europe also contributed to risk appetite with better-than-expected gross domestic product (“GDP”) data from Germany (+0.3%) and France (unchanged), pressuring German bunds. The Fund’s positions in the energies sector benefited in August as the uptrend in the crude oil complex that began in July continued. Stronger employment data in the U.S. and an easing of European economic fears boosted the crude market early on expectations for increased demand. Inventory reports showed both crude and heating oil shrunk with heating oil inventories falling to a seasonally adjusted 4-year low. Tensions in the Middle East showed no signs of abating as hostilities continued to escalate in Syria. Crude prices climbed 9.6% while heating oil rose 11.5%. Natural gas prices fell back sharply, -12.8% to $2.799 per million British thermal unit (“btu”), as the supply glut rose still further and temperatures moderated. The Fund’s allocation to currencies produced negative results in August. High expectations on the latest ECB meeting went unmet as little new information was revealed and rates were left unchanged. Germany’s firm support of the euro and Greece’s reaffirmed dedication to meeting bailout targets, bolstered confidence. As a result, both the euro (+2.2%) and British pound (+1.3%) gained ground. The U.S. dollar (-1.8%) was mostly weaker as the slow pace of U.S. growth prompted the FOMC to suggest that additional stimulus might be necessary to spur a sustainable recovery. The Australian dollar (-1.5%) fell as weakening Chinese demand threatened to dampen exports. The Japanese yen (-0.3%) lost ground early on weak economic data but quickly rebounded.

In July, the Fund’s trading strategies returned to positive territory as capital preservation was the primary goal for investors. Unsustainable debt in Spain had government officials considering all options including bailout, default, or even leaving the euro while Greece’s troika of creditors found the country to be falling short of budgetary targets required for their 240 billion euro rescue package. China’s growth slowed to 7.6%, a three-year low, prompting two rate cuts so far this year. Investors seeking refuge redirected cash into safe haven debt instruments, pushing yields to record lows. In the U.S., the Great Plains growing region is facing the worst drought since 1956. Less than one-third of the U.S. corn and soybean crop is in good condition, propelling both markets to all-time highs. The Fund’s short-term strategies produced mixed results with gains in interest rates and losses in metals. The Fund’s equity positions underperformed in July. Volatility persisted as the overhang of European economic difficulties and slowing global growth continued to weigh on markets. Spain’s Ibex35 (-4.0%) fell to its lowest point since 2003 while the Italian Mib40 (-3.0%) reached an all-time low, prompting regulators to reinstitute short-sale bans in both countries. In the U.S., the Dow Jones Industrial Average (the “Dow”) (+1.1%) was supported by a drop in jobless claims and encouraging durable goods data. In China (+1.1%), slowing growth prompted a second cut to its key lending rate while Japanese stocks (-3.7%) lost ground, pressured by the yen’s appreciation. The Fund’s bond positions were profitable in July as investors poured money into safe-haven debt instruments despite record low yields. Spain remains at the center of Europe’s economic woes with 10-year bond yields reaching 7.75%, a euro-era record. In response, investment into German bunds increased, which twice touched a record low yield of 1.127%. British Long Gilts (+2.3%) also benefited from safe-haven inflows as Bank of England officials announced another 50 billion pounds in quantitative easing. Robust demand for the safety of U.S. debt drove 10-year and 30-year yields to record lows as well, at 1.379% and 2.4405% respectively. The Fund’s allocation to short-term interest rates generated positive returns in July as markets welcomed action from the ECB while looking to the Fed to follow suit. The ECB cut its benchmark lending rate to a record low of 0.75% and its overnight deposit rate to 0% in an effort to stave off recession. Speculation for further cuts drove the Euribor rate to a record low of 0.401%. Markets expect the Fed may now reconsider cutting the interest on excess reserves (“IOER”) from 0.25% in order to incentivize banks to reallocate reserves away from the Fed and into higher yielding areas. Anticipation for an IOER cut, coordinated with additional Fed tools, lifted Eurodollar futures. The Fund’s allocation to currencies produced moderate gains in July as global economic uncertainly drove money flows into safe-haven sovereign currencies at the expense of the euro. A permanent solution to the debt issues that plague southern Europe remained elusive, pushing the euro to a two-year low versus the U.S. dollar ($1.2043/euro). The yen maintained its favored status, up 7.2% since mid-March, while the Aussie dollar (+2.9%) also remained strong. The Canadian dollar (+1.5%) approached parity with its U.S. counterpart on relative economic outperformance. The Fund’s strategies produced strong returns in grains in July as the U.S. Midwest is experiencing its worst drought in nearly six decades. As of July 30th, only 25% of the crop was in good condition, the lowest since 1988. The USDA lowered yield estimates 12% to and is expected to make another significant cut in August. December corn gained 27% in July and is 59% higher since mid-June. It is likely that later maturing soybeans will be equally affected by the drought. The most active corn and soybean contracts posted all-time highs of $8.20  1⁄2 and 16.91  1⁄2 a bushel respectively. The Fund’s positions in the metals sector underperformed in July as Comex gold continued to trade in a narrow range and global instability hurt base metal demand. LME warehouse zinc (-1.9%) supplies surpassed one million metric tons for the first time in 17 years while copper imports to China fell to a 10-month low. Comex copper declined 2.1%, closing at $341.75/lb. Gold was confined to a 4.6% range as traders awaited signals from central bankers towards easing policies. The Fund’s allocation to the energy sector yielded disappointing results in July as crude oil mounted a rally from the dramatic decline over the last several months. Short-covering helped to start prices moving up early in the month as speculators sought to lock in gains. Rising political tensions between Israel and Iran helped to reinforce the rally with unrest in Syria increasing the likelihood of a near-term supply disruption. RBOB gasoline (+6.9%) and heating oil (+5.4%) moved up sharply in step with crude, in spite of ample supplies. Natural gas (+13.6%) rebounded further from lows as hot weather drove up cooling demand from utilities.

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

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone GDP unexpectedly contracted as the region struggles to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Fed Chairman Bernanke reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. JGB came under pressure as the BOJ resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow (+1.2%) and the S&P 500 (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%), and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions.

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

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a

+10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. EU negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the U.S., minutes from the FOMC of the Fed revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the United Kingdom, the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish USDA figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2013 and December 31, 2012.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended September 30, 2013.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2013:

Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2013	452.329	1,228.04
August 31, 2013	268.153	1,195.97
September 30, 2013	156.643	1,163.76

	877.125

Series B:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2013	225.675	1,289.28
August 31, 2013	151.376	1,251.37
September 30, 2013	446.181	1,207.15

	823.232

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013	SUPERFUND GREEN, L.P. (Registrant)

By: Superfund Capital Management, Inc. General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1