Form 10-K
period 2013-12-31
SUPERFUND GREEN, L.P.
filed 2014-03-27
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated May 1, 2013, included within Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-184998), is incorporated by reference into Item 1 and Item 5.

PART I

Item 1. Business.

Superfund Green, L.P. (the “Fund”) is a limited partnership which was organized on May 3, 2002 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Sixth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund is organized as two separate series of limited partnership units (the “Units”), Series A and Series B (each, a “Series”). Series B implements the Fund’s futures and forward trading program at a leverage level equal to approximately 1.5 times that implemented on behalf of Series A. Over the long term (periods of several years), the targeted average ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B. The leverage with which each of the Series is traded is the only difference between the Series.

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

Narrative Description of the Business

A description of the business of the Fund, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Fund’s current Prospectus dated May 1, 2013, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges to Each Series” and such description is incorporated herein by reference from the Prospectus.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in certain futures contracts. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. A U.S. District Court vacated the new position limits regime, but the CFTC proposed a new set of speculative position rules which are not yet finalized or effective. All accounts controlled by Superfund Capital

Management, including the accounts of each Series, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit Superfund Capital Management may modify the trading decisions for the Fund or be forced to liquidate certain futures positions, possibly resulting in losses.

The Fund may also trade in dealer markets for forward and swap contracts. In addition, the Fund trades on foreign commodity exchanges, which are not currently subject to regulation by any United States (“U.S.”) government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010. As a result of rules being implemented by the CFTC pursuant to Dodd-Frank, the regulatory landscape affecting the Fund is evolving. For example, Dodd-Frank mandates that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by Dodd-Frank may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing and the possible imposition of new or increased fees, including clearing account maintenance fees.

The Fund itself has no employees. Rather it is operated by Superfund Capital Management. Superfund Capital Management employs approximately nine people on a full-time basis.

Item 1A. Risk Factors.

Not required.

Item 1B. Unresolved Staff Comments.

Not required.

Item 2. Properties.

The Fund does not own or use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills. Superfund Capital Management’s office is located at Superfund Office Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

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

As of February 28, 2014, there were 554 holders of Series A Units and 855 holders of Series B Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Fund during 2013 or 2012. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus dated May 1, 2013, included within the Registration Statement on Form S-1 (File No. 333-184998), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2013:

Series A:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2013	507.989	1,180.77
November 30, 2013	256.662	1,189.79
December 31, 2013	425.115	1,215.27

Total	1,189.766

Series B:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2013	347.630	1,241.96
November 30, 2013	467.469	1,255.55
December 31, 2013	392.249	1,300.97

Total	1,207.348

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2013, subscriptions totaling $1,253,504 for the Fund as a whole, $507,010 in Series A and $746,494 in Series B had been accepted and redemptions over the same period totaled $11,566,761 for the Fund as a whole, $5,314,100 in Series A and $6,252,661 in Series B.

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

Results of Operations

2013

Series A:

Net results for the year ended December 31, 2013 were a gain of 7.50% in net asset value compared to the preceding year. In this period, Series A experienced a net increase in net assets from operations of $1,224,150. The 2013 results consisted of interest income of $1,295, other income of $2, trading gains of $2,587,018 and total expenses of $1,364,165. Expenses included $287,007 in management fees, $155,139 in ongoing offering expenses, $23,271 in operating expenses, $620,555 in selling commissions, $270,659 in brokerage commissions and $7,534 in other expenses. At December 31, 2013 and December 31, 2012, the net asset value per Unit of Series A was $1,215.27 and $1,130.49, respectively.

Series B:

Net results for the year ended December 31, 2013 were a gain of 14.26% in net asset value compared to the preceding year. In this period, Series B experienced a net increase in net assets from operations of $2,433,160. The 2013 results consisted of interest income of $1,964, other income of $6, trading gains of $4,105,202 and total expenses of $1,674,012. Expenses included $321,204 in management fees, $173,623 in ongoing offering expenses, $26,044 in operating expenses, $694,490 in selling commissions, $447,040 in brokerage commissions and $11,611 in other expenses. At December 31, 2013 and December 31, 2012, the net asset value per Unit of Series B was $1,300.97 and $1,138.65, respectively.

Fund results for 4th Quarter 2013:

The Fund’s strategies produced positive returns in December, led by the Fund’s positions in the bond, currency and energy sectors. The Dow Jones Industrial Average (the “Dow”) and the Standard & Poor’s 500 (“S&P 500”) each reached new highs as the U.S. Federal Reserve (the “Fed”) announced plans to cut its monthly bond purchases to $75 billion from $85 billion, the first step toward unwinding its economic stimulus program. The euro gained against the U.S. dollar as reports showed Italy’s industrial production expanded, boosting optimism of economic recovery. Crude oil gained on declines in inventories coupled with above-forecast U.S. economic data and news that internal strife in South Sudan may further threaten oil inventories.

In November, the Fund experienced positive returns as its positions in indices and metals produced significant gains. Both the Dow and the S&P 500 set all-time highs as stocks rose sharply on better-than-expected corporate profit reports and news that the Fed would continue its easy-money policies. The Fund’s positions in the currency, money market and grains sectors also produced positive results. The Fund’s allocation to the energy sector performed negatively in November as its positions in NYMEX gasoline, natural gas and crude oil all produced losses after a temporary trade agreement was reached with Iran – the world’s fourth largest oil producer. U.S. crude oil production rose by 45,000 bbl/day to 8.02 million, placing it at the highest point in 25 years. The Fund’s short positions in COMEX gold and silver posted gains on reports of lackluster Chinese manufacturing growth, which fell to a two-month low.

The Fund yielded positive results in October, as the Fund benefitted from its allocations to indices and bonds. For the first time since 2011, Japanese Government Bonds (“JGB”) rose for the fourth consecutive month, producing strong gains for the Fund’s long positions. The Fund’s long positions in indices also performed well as the S&P500 rose to a record high. The Fund’s allocation to the energy sector produced disappointing results. The Fund’s long NYMEX natural gas positions suffered on speculation the U.S. Energy Information Administration would report increases in supply. The Fund’s allocation to metals also produced negative results as the Fed fueled speculation that it would trim the U.S. monetary stimulus sooner than anticipated.

Fund results for 3rd Quarter 2013:

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

The Fund produced negative returns in July. The Fund’s short positions in the metals and bonds markets suffered as the market weighed the Fed’s next move on monetary stimulus against the prospects for demand amid higher prices. Gold also recovered from a three-year low on news that the Fed would only start phasing out the stimulus once the economy was strong enough to stand on its own. This news allayed fears of imminent cuts to the Fed’s monthly bond purchases. The losses from the Fund’s metals and bond positions was partly offset by gains from the Fund’s long positions in the energy sector as U.S. Energy Information Administration data showed oil inventories feel for a fourth consecutive week.

Fund results for 2nd Quarter 2013:

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

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. U.S. stock indices rose for a third consecutive month with the S&P 500 approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade (“CBOT”) corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector.

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

Fund results for 4th Quarter 2012:

In December, the Fund’s strategies ended 2012 on a positive note with gains despite the uncertainty resulting from U.S. budgetary negotiations. The Fund’s allocations to currency markets profited in December as trends in the euro and yen persisted. The U.S. dollar was lower against major currencies due to the increasing threat of fiscal cliff tax increases and spending cuts. The euro remained relatively strong as the ECB again held the line on interest rates and the recent recovery in equity markets boosted confidence. The British pound also gained despite the relative weakness of the U.K. economy. The Fund’s models generated positive returns in global equity indices in December as tensions over European finances eased. The Fund’s positions in the bond sector resulted in loss in December as U.S. fiscal cliff negotiations continued to drive market movement. Fiscal cliff uncertainty, expectations for poor U.S. employment data, and downbeat euro-zone forecasts drove global yields lower at the start of December. The addition of 146,000 jobs and the Fed’s expansion of the third round of quantitative easing (“QE3”) reversed the trend as investors turned to risk. The Fund’s grain positions generated losses in December after China canceled U.S. soybean purchases and favorable weather in South America increased harvest expectations. Soybeans and soybean by-products initially climbed to a one-month high, aided by solid exports and crush data. Soybean markets were then abruptly sent lower as China canceled purchases totaling 840,000 metric tons. The Fund’s short-term strategies produced mixed returns with gains in stocks and metals and losses in energies.

In November, the Fund’s strategies produced disappointing results as U.S. budgetary negotiations injected headline risk and volatility across market sectors. The Fund’s allocation to long-term interest rates generated positive results in November as U.S. budgetary concerns lifted bond prices. Fiscal cliff anxieties drove U.S. 30-year bonds to all-time highs, settling up 1.2%. German bunds, Europe’s preeminent safe-haven instrument, also reached all-time highs. The Fund’s allocation to currencies produced positive returns in November as U.S. dollar weakness continued with the Fed intent on keeping interest rates extremely low. The euro fell versus the U.S. dollar before rebounding late as the ECB kept rates unchanged and European equities strengthened. The Fund’s positions in metals failed to perform in November as bearish trends reversed on hopes for additional fiscal stimulus, alternative investment demand and accelerating growth in China. The Fund’s energies positions also produced negative results in November, as crude prices edged up after the breakout of hostilities between Israel and Hamas and ongoing political tensions in Syria and Iran injected risk premium into energies. After climbing as much as 5.6%, natural gas plummeted late on an unexpected gain in U.S. stockpiles due to unusually mild winter weather in the northern hemisphere. Natural gas finished down 6.8% in volatile trade. The Fund’s short-term strategies yielded positive returns in interest rates and equities while underperforming in energies.

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

Fund results for the 3rd Quarter 2012:

In September, the Fund’s trading strategies produced negative results as the expansion of accommodative policies by central bankers led investors to add risk. The Fund’s bond positions produced moderate losses in September as central bank intervention drove market movement. German bund yields climbed sharply as the ECB’s plan to purchase Italian and Spanish debt reduced safe-haven demand. The BOJ also eased, adding 10 trillion yen to its existing asset purchase program, suppressing JGB yields. The Fund’s allocation to currencies underperformed in September as the U.S. dollar lost ground against all major currencies in response to the Fed stimulus. The Fund’s positions in the metals sector generated positive results in September as plans for open-ended asset purchases by U.S. and European central bankers and new infrastructure spending in China lifted both precious and base metal alike. The Fund’s allocations to the energies sector yielded disappointing results in September as the 30% climb in crude since June abruptly reversed on demand concerns and a build in supplies. Saudi Arabia’s commitment to increase production, concern over a Spanish bailout and a reduced profit outlook from economic bellwether Fedex sent prices lower. The Fund’s short-term strategies posted mixed results with gains in metals and losses in currencies.

In August, the Fund’s strategies produced moderately disappointing results as guidance from central bankers increased investor appetite for risk. Energy markets rallied markedly, lifted by U.S. and euro-zone optimism, heightened tensions in the Middle East, and the falling U.S. dollar. The drought gripping the U.S. Midwest drove corn and soybean to all-time highs. The Fund’s positions in equities underperformed in August as European leaders worked to improve the region’s fiscal position, reducing anxiety over euro-zone debt issues. ECB president Mario Draghi’s late July statement that the he would do “whatever it takes” to preserve the euro proved to be the driving force behind a rally in European equity markets. U.S. equities rallied in tandem with Europe, aided by a series of positive economic data, with the S&P 500 reaching a four-year high. The Fund’s bond positions posted disappointing results in August as U.S. treasuries sold off steadily throughout the first half of the month in response to positive economic data and euro-zone optimism. Reduced demand for safe-haven assets lifted U.S. 10-year note yields to an intraday three-month high of 1.86% before falling after Fed minutes alluded to the possible need for further stimulus. The Fund’s positions in the energies sector benefited in August as the uptrend in the crude oil complex that began in July continued. Natural gas prices fell back sharply, -12.8% to $2.799 per million btu, as the supply glut rose still further and temperatures moderated. The Fund’s allocation to currencies produced negative results in August. High expectations on the latest ECB meeting went unmet as little new information was revealed and rates were left unchanged. Both the euro (+2.2%) and British pound (+1.3%) gained ground versus the U.S. dollar. The Fund’s short-term strategies underperformed with losses in equities, energies and currencies.

In July, the Fund’s trading strategies returned to positive territory as capital preservation was the primary goal for investors. The Fund’s equity positions underperformed in July. Volatility persisted as the overhang of European economic difficulties and slowing global growth continued to weigh on markets. In the U.S., the Dow (+1.1%) was supported by a drop in jobless claims and encouraging durable goods data. In China (+1.1%), slowing growth prompted a second cut to its key lending rate while Japanese stocks (-3.7%) lost ground, pressured by the yen’s appreciation. The Fund’s bond positions were profitable in July as investors poured money into safe-haven debt instruments despite record low yields. The Fund’s allocation to short-term interest rates generated positive returns in July as markets welcomed action from the ECB while looking to the Fed to follow suit. The ECB cut its benchmark lending rate to a record low of 0.75% and its overnight deposit rate to 0% in an effort to stave off recession. The Fund’s allocation to currencies produced moderate gains in July as global economic uncertainly drove money flows into safe-haven sovereign currencies at the expense of the euro. The yen maintained its favored status, up 7.2% since mid-March, while the Aussie dollar (+2.9%) also remained strong. The Fund’s strategies produced strong returns in grains in July as the U.S. Midwest experienced its worst drought in nearly six decades. As of July 30th, only 25% of the crop was in good condition, the lowest since 1988. The Fund’s positions in the metals sector underperformed in July as COMEX gold continued to trade in a narrow range and global instability hurt base metal demand. The Fund’s allocation to the energy sector yielded disappointing results in July as crude oil mounted a rally from the dramatic decline over the last several months. Natural gas (+13.6%) rebounded further from lows as hot weather drove up cooling demand from utilities. The Fund’s short-term strategies produced mixed results with gains in interest rates and losses in metals.

For the third quarter of 2012, the most profitable market group overall was the money market sector while the greatest losses were attributable to positions in the currencies sector.

Fund results for 2nd Quarter 2012:

In June, the Fund’s trading strategies yielded disappointing results as market sensitivity to European debt crisis news led to choppy market conditions. Commodity demand remained weak as supplies build in base metals and energies. The Fund’s allocation to equities underperformed in June due to volatile and directionless trading as European economic conditions weighed on global markets. The Fund’s bond portfolio experienced losses in June as the recent rally stagnated due to a lack of substantial central bank stimulus. Investors hoping for new asset purchases from the Fed were disappointed as they chose only to expand their Operation Twist program by $267 billion. Europe’s bond rally also retreated as area-wide interest rates climbed in response to the increasingly insolvent Spanish banking sector. The Fund’s allocation to currencies produced negative results in June as the U.S. dollar declined versus major currencies. The Fund’s grain allocations generated moderate losses in June as hot and dry conditions in the U.S. threatened to damage the largest projected corn crop since 1937. December corn surged 21.6% as the market digested rapidly deteriorating crop conditions. The Fund’s positions in the metals sector generated moderately negative results in June as gains in short base metal positions were offset by losses in range-bound COMEX gold (-0.4%). Demand for base metals has suffered as Chinese growth slowed and the broader world economy failed to show significant signs of recovery. After spending nearly the entire month in negative territory, however, base metals took part in a global rally spurred by European leaders’ agreement on short-term measures to assist Spanish banks. The Fund’s allocation to the energy sector produced gains in June as weak demand and ample supplies pushed prices lower. Global economic weakness continued to be the key driver of prices near-term as slowing global growth hurt overall energy demand. The Fund’s short-term trading strategies underperformed in June.

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

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. JGB came under pressure as the BOJ resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions. The Fund’s short-term strategies produced mixed to slightly negative results.

In February, the Fund’s trading strategies generated positive returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. Investor optimism drove up markets across Asia, while the U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for QE3. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies.

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish USDA figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals.

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

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2013 and December 31, 2012.

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

Recently Issued Accounting Pronouncements

ASU 2013-08

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Superfund Capital Management is evaluating the impact of ASU 2013-08 on the financial statements and disclosures.

ASU 2011-11

In December 2011, FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. generally accepted accounting principles (“GAAP”) more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Fund’s financial statements.

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. The Fund adopted ASU 2011-04 as of January 1, 2012. The adoption of the provisions of ASU 2011-04 has not had a material impact on the Fund’s financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

Financial statements appear beginning on page 24 of this report. Supplementary data is not required.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

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

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework in 1992. Based on its assessment, management has concluded that, as of December 31, 2013, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

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

Item 9B. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 that was not reported on Form 8-K.

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

NIGEL JAMES, age 33, was appointed as President of Superfund Capital Management on July 13, 2006, and was listed as a principal and registered as an associated person with Superfund Capital Management on November 28, 2006 and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. where he managed a team focused on conceptual analysis and design of trading software. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.

MARTIN SCHNEIDER, age 47, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr. Schneider was listed as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, a financial services company, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc., a marketing services company. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.

GIZELA BENEDEK, age 35, was appointed Treasurer of Superfund Capital Management on July 28, 2010. Ms. Benedek also serves as Audit Committee Financial Expert for the Fund. Ms. Benedek was listed as a principal of Superfund Capital Management on September 10, 2010. From June 2000 to September 2005, Ms. Benedek served as an Associate of PricewaterhouseCoopers, an international accounting firm, in its tax consulting group in Vienna, Austria. In this position, Ms. Benedek provided tax consulting services to investment companies. From October 2005 to December 2005, Ms. Benedek conducted intensive research in connection with her master thesis. From January 2006 to July 2008, Ms. Benedek held the position of Auditing Associate in the auditing group of RSM Exacta Wirtschaftsprufung AG, an Austrian auditing and tax consultancy firm. In this position, Ms. Benedek provided auditing services to private foundations and middle-market companies. From August 2008 through August 2009, she was granted educational leave sponsored by the Austrian government to study for the U.S. CPA exam. Since September 2009, Ms. Benedek has held the role of Financial Counsel for Superfund Distribution and Investment, Inc., a financial services company located in Grenada, West Indies. In this role, Ms. Benedek engages in various internal accounting and auditing functions. Ms. Benedek is a graduate of The University of Economics and Business Administration in Vienna, Austria and is a certified public accountant. Ms. Benedek is a citizen of Austria.

CHRISTIAN BAHA, age 45, is Superfund Capital Management’s founder and ultimate sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund

Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was listed as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, on November 20, 2009, however, such listing was withdrawn as of November 26, 2011. He was registered as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, effective as of July 23, 1999 and June 24, 1997, respectively, until it withdrew its registration on July 12, 2012. He was registered as an associated person and listed as a principal of Superfund Asset Management LLC, a CFTC registered introducing broker, positions which he has held since June 11, 2012 and April 26, 2012. He has also been listed as a principal of Superfund Capital Management from May 9, 2001 until it withdrew its registration on September 19, 2013. He was registered as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management because he indirectly, through holding companies, owns 100% its equity securities. Mr. Baha was also listed as a principal of Superfund USA, Inc., a former broker dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because he is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

Item 11. Executive Compensation.

The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 1.85% of month-end net assets (1.85% per annum) and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in net asset value per Unit at the end of each month, exclusive of appreciation attributable to interest income. In addition, Superfund Capital Management receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. An annual selling commission will be paid to Superfund USA, LLC (“Superfund USA”), an affiliate of Superfund Capital Management. The Units pay a commission of 4% of the month-end net asset value per Unit (1/12 of 4% per month); provided, however, the maximum cumulative selling commission per Unit sold pursuant to the Prospectus is 10% of the initial public offering price for such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

All of the Fund’s general partner interest is held by Superfund Capital Management.

Security Ownership of Management

As of February 28, 2014, no Units were owned or held by officers of Superfund Capital Management. As of February 28, 2014, Superfund Capital Management owned 178.297 Units of Series A (non-voting), representing 1.70% of the total issued Units of Series A, and 190.931 Units of Series B (non-voting), representing 1.77% of the total issued Units of Series B, having a combined value of $471,492. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $121,549 for the year ended December 31, 2013. Selling commissions over the 10% threshold in the amount of $14,742 were rebated to Superfund Capital Management during this period through the purchase of 11.657 Units of Series B. See Note 6 of the audited financial statements. Superfund Capital Management did not make any other contributions to or withdrawals from either Series during this period. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the ultimate beneficial holder of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13. Certain Relationships And Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance”, “Item 11 Executive Compensation” and “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In 2013, the Series A management fee totaled $287,007, the Series A selling commissions totaled $620,555 and the Series A brokerage commissions totaled $270,659. In 2013, the Series B management fee totaled $321,204, the Series B selling commissions totaled $694,490 and the Series B brokerage commissions totaled $447,040. In 2012, the Series A management fee totaled $455,240, the Series A selling commissions totaled $984,302 and the Series A brokerage commissions totaled $501,855. In 2012, the Series B management fee totaled $486,724, the Series B selling commissions totaled $1,052,374 and the Series B brokerage commissions totaled $778,655.

Item 14. Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by McGladrey LLP and Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2013 and December 31, 2012, were approximately $101,000 and $127,000, respectively.

Audit-Related Fees

There were no audit-related fees for services rendered by McGladrey LLP or Deloitte & Touche LLP for the years ended December 31, 2013 and December 31, 2012.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by McGladrey LLP or Deloitte & Touche LLP for the years ended December 31, 2013 and December 31, 2012.

All Other Fees

There were no other fees for products or services provided by McGladrey LLP or Deloitte & Touche LLP for the years ended December 31, 2013 and December 31, 2012.

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

The following exhibits are incorporated by reference herein from the exhibit of the same description and number filed on April 12, 2013, with Amendment No. 1 to Superfund Green, L.P.’s Registration Statement on Form S-1 (File No. 333-184998).

3.01	Form of Sixth Amended and Restated Limited Partnership Agreement of Superfund Green, L.P.

10.02	Form of Subscription Agreement

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

EXHIBIT 13.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B (collectively the “Funds”), including the condensed schedules of investments as of December 31, 2013, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B as of December 31, 2013, and the results of their operations, changes in net assets, and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/S/ McGLADREY LLP

Chicago, Illinois

March 27, 2014

EXHIBIT 13.02

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B (collectively the “Funds”), including the condensed schedules of investments as of December 31, 2012, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B as of December 31, 2012, and the results of their operations, changes in net assets, and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 26, 2013

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

As of December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Due from brokers	$16,073,812	$16,139,431
Due from affiliate	—	187
Unrealized appreciation on open forward contracts	—	299,598
Unrealized gain on futures contracts purchased	1,125,807	906,553
Unrealized gain on futures contracts sold	567,289	314,602
Cash	11,990,898	18,965,187

Total assets	29,757,806	36,625,558

LIABILITIES
Unrealized depreciation on open forward contracts	44	176,689
Unrealized loss on futures contracts purchased	447,541	—
Unrealized loss on futures contracts sold	427,711	—
Redemptions payable	1,026,822	1,908,427
Management fees payable	44,638	56,206
Fees payable	52,699	69,938

Total liabilities	1,999,455	2,211,260

NET ASSETS	$27,758,351	$34,414,298

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(44)

Total unrealized depreciation on open forward contracts	(0.0)*	(44)

Total forward contracts, at fair value	(0.0)*%	$(44)

Futures Contracts Purchased
Currency	0.1%	$38,556
Energy	(0.5)	(141,489)
Financial	(0.0)*	(10,479)
Food & Fiber	(0.3)	(78,391)
Indices	2.2	611,530
Livestock	(0.1)	(17,370)
Metals	1.0	275,909

Total futures contracts purchased	2.4	678,266

Futures Contracts Sold
Currency	0.4	114,493
Financial	0.6	157,642
Food & Fiber	0.4	121,987
Indices	(0.1)	(18,565)
Metals	(0.9)	(235,979)

Total futures contracts sold	0.4	139,578

Total futures contracts, at fair value	2.9%	$817,844

Futures and Forward Contracts by Country Composition
Australia	(0.1)%	$(20,634)
Canada	0.3	74,452
European Monetary Union	0.0 *	2,487
Great Britain	0.0 *	1,637
Japan	0.4	103,732
United States	2.1	591,287
Other	0.2	64,839

Total futures and forward contracts by country composition	2.9%	$817,800

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.9%	$299,598

Total unrealized appreciation on open forward contracts	0.9	299,598

Unrealized depreciation on open forward contracts
Currency	(0.5)	(176,689)

Total unrealized depreciation on open forward contracts	(0.5)	(176,689)

Total forward contracts, at fair value	0.4%	$122,909

Futures Contracts Purchased
Currency	(0.0)*%	$(4,412)
Energy	0.5	180,049
Financial	0.7	247,051
Food & Fiber	0.0 *	1,240
Indices	1.0	337,382
Metals	0.4	145,243

Total futures contracts purchased	2.6	906,553

Futures Contracts Sold
Currency	0.9	300,345
Energy	0.8	269,707
Financial	(0.0)*	(11,031)
Food & Fiber	0.6	195,332
Indices	(0.0)*	(1,007)
Metals	(1.3)	(438,744)

Total futures contracts sold	0.9	314,602

Total futures contracts, at fair value	3.5%	$1,221,155

Futures and Forward Contracts by Country Composition
Australia	0.1%	$37,749
Canada	0.1	21,946
European Monetary Union	(0.1)	(38,141)
Great Britain	(0.1)	(33,717)
Japan	1.1	367,412
United States	2.1	733,901
Other	0.7	254,914

Total futures and forward contracts by country composition	3.9%	$1,344,064

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Investment Income
Interest income	$3,259	$11,276
Other income	8	1,874

Total investment income	3,267	13,150

Expenses
Selling commission	1,315,045	2,036,676
Brokerage commissions	717,699	1,280,510
Management fee	608,211	941,964
Ongoing offering expenses	328,762	509,169
Operating expenses	49,315	76,376
Gain on MF Global	—	(8,417)
Other	19,145	24,801

Total expenses	3,038,177	4,861,079

Net investment loss	$(3,034,910)	$(4,847,929)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$7,218,484	$(3,281,521)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	$(526,264)	$176,399

Net gain (loss) on investments	$6,692,220	$(3,105,122)

Net increase (decrease) in net assets from operations	$3,657,310	$(7,953,051)

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(3,034,910)	$(4,847,929)
Net realized gain (loss) on futures and forward contracts	7,218,484	(3,281,521)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(526,264)	176,399

Net increase (decrease) in net assets from operations	3,657,310	(7,953,051)
Capital Share transactions
Issuance of Units	1,253,504	1,629,238
Redemption of Units	(11,566,761)	(22,691,587)

Net decrease in net assets from capital share transactions	(10,313,257)	(21,062,349)

Net decrease in net assets	(6,655,947)	(29,015,400)
Net assets, beginning of year	34,414,298	63,429,698

Net assets, end of year	$27,758,351	$34,414,298

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$3,657,310	$(7,953,051)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(19,446,037)
Sales and maturities of U.S. government securities	—	37,100,000
Amortization of discounts and premiums	—	(3,963)
Increase in due from brokers	65,619	30,313,652
Decrease in unrealized appreciation on open forward contracts	299,598	72,413
(Decrease) increase in futures contracts purchased	228,287	(791,680)
Decrease in unrealized depreciation on open forward contracts	(176,645)	(66,311)
Increase in futures contracts sold	175,024	609,179
Increase (decrease) in due from affiliate	187	(187)
Decrease in management fees payable	(11,568)	(157,116)
Decrease in fees payable	(17,239)	(346,179)

Net cash provided by operating activities	4,220,573	39,330,720

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	1,253,504	1,474,538
Redemptions, net of change in redemptions payable	(12,448,366)	(22,829,427)

Net cash used in financing activities	(11,194,862)	(21,354,889)

Net increase (decrease) in cash	(6,974,289)	17,975,831
Cash, beginning of year	18,965,187	989,356

Cash, end of year	$11,990,898	$18,965,187

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Due from brokers	$6,653,002	$7,148,002
Due from affiliate	—	187
Unrealized appreciation on open forward contracts	—	89,246
Unrealized gain on futures contracts purchased	419,557	309,618
Unrealized gain on futures contracts sold	217,928	123,836
Cash	6,593,319	10,113,907

Total assets	13,883,806	17,784,796

LIABILITIES
Unrealized depreciation on open forward contracts	12	62,254
Unrealized loss on futures contracts purchased	177,312	—
Unrealized loss on futures contracts sold	167,110	—
Redemptions payable	516,586	1,102,466
Management fees payable	20,921	27,320
Fees payable	27,469	35,420

Total liabilities	909,410	1,227,460

NET ASSETS	$12,974,396	$16,557,336

Number of Units	10,676.154	14,646.201

Net Asset Value per Unit	$1,215.27	$1,130.49

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(12)

Total unrealized depreciation on open forward contracts	(0.0)*	(12)

Total forward contracts, at fair value	(0.0)%	$(12)

Futures contracts purchased
Currency	0.1%	$14,519
Energy	(0.4)	(58,373)
Financial	(0.0)*	(5,977)
Food & Fiber	(0.2)	(30,616)
Indices	1.7	225,088
Livestock	(0.1)	(6,620)
Metals	0.8	104,224

Total futures contracts purchased	1.9	242,245

Futures contracts sold
Currency	0.3%	40,617
Financial	0.5	68,053
Food & Fiber	0.4	48,543
Indices	(0.0)*	(5,775)
Metals	(0.8)	(100,620)

Total futures contracts sold	0.4	50,818

Total futures contracts, at fair value	2.3%	$293,063

Futures and Forward Contracts by Country Composition
Australia	(0.1)%	$(10,603)
Canada	0.2	24,170
European Monetary Union	0.0 *	1,333
Great Britain	0.0 *	3,148
Japan	0.2	31,374
United States	1.8	219,921
Other	0.2	23,708

Total futures and forward contracts by country composition	2.3%	$293,051

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.5%	$89,246

Total unrealized appreciation on open forward contracts	0.5	89,246

Unrealized depreciation on open forward contracts
Currency	(0.4)	(62,254)

Total unrealized depreciation on open forward contracts	(0.4)	(62,254)

Total forward contracts, at fair value	0.1%	$26,992

Futures contracts purchased
Currency	(0.0)*%	$(2,921)
Energy	0.4	59,291
Financial	0.6	98,490
Food & Fiber	0.0 *	915
Indices	0.6	106,397
Metals	0.3	47,446

Total futures contracts purchased	1.9	309,618

Futures contracts sold
Currency	0.7	110,509
Energy	0.7	112,267
Financial	(0.0)*	(4,137)
Food & Fiber	0.4	70,100
Indices	(0.0)*	(428)
Metals	(1.0)	(164,475)

Total futures contracts sold	0.8	123,836

Total futures contracts, at fair value	2.7%	$433,454

Futures and Forward Contracts by Country Composition
Australia	0.1%	$15,450
Canada	0.1	9,979
European Monetary Union	(0.1)	(15,950)
Great Britain	(0.1)	(13,748)
Japan	0.7	114,403
United States	1.5	247,595
Other	0.6	102,717

Total futures and forward contracts by country composition	2.8%	$460,446

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Investment Income
Interest income	$1,295	$5,629
Other income	2	675

Total investment income	1,297	6,304

Expenses
Selling commission	620,555	984,302
Brokerage commissions	270,659	501,855
Management fee	287,007	455,240
Ongoing offering expenses	155,139	246,076
Operating expenses	23,271	36,912
Gain on MF Global	—	(41,517)
Other	7,534	12,253

Total expenses	1,364,165	2,195,121

Net investment loss	$(1,362,868)	$(2,188,817)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$2,754,413	$(976,514)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	$(167,395)	$26,358

Net gain (loss) on investments	$2,587,018	$(950,156)

Net increase (decrease) in net assets from operations	$1,224,150	$(3,138,973)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$98.55	$(161.72)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during year)	$84.78	$(175.99)

*	Weighted average number of Units outstanding for Series A for the Years Ended December 31, 2013 and December 31, 2012: 12,421.58 and 19,410.14, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(1,362,868)	$(2,188,817)
Net realized gain (loss) on futures and forward contracts	2,754,413	(976,514)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(167,395)	26,358

Net increase (decrease) in net assets from operations	1,224,150	(3,138,973)
Capital Share transactions
Issuance of Units	507,010	840,309
Redemption of Units	(5,314,100)	(12,021,886)

Net decrease in net assets from capital share transactions	(4,807,090)	(11,181,577)

Net decrease in net assets	(3,582,940)	(14,320,550)
Net assets, beginning of year	16,557,336	30,877,886

Net assets, end of year	$12,974,396	$16,557,336

Units, beginning of year	14,646.201	23,634.331
Issuance of Units	420.399	672.529
Redemption of Units	(4,390.446)	(9,660.659)

Units, end of year	10,676.154	14,646.201

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,224,150	$(3,138,973)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(9,048,159)
Sales and maturities of U.S. government securities	—	17,350,000
Amortization of discounts and premiums	—	(1,841)
Increase in due from brokers	495,000	15,697,250
Increase in unrealized appreciation on open forward contracts	89,246	40,388
Increase (decrease) in futures contracts purchased	67,373	(267,293)
Decrease in unrealized depreciation on open forward contracts	(62,242)	(25,057)
Increase in futures contracts sold	73,018	225,604
Increase (decrease) in due from affiliate	187	(187)
Decrease in management fees payable	(6,399)	(74,156)
Decrease in fees payable	(7,951)	(159,127)

Net cash provided by operating activities	1,872,382	20,598,449

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	507,010	776,309
Redemptions, net of change in redemptions payable	(5,899,980)	(11,594,057)

Net cash used in financing activities	(5,392,970)	(10,817,748)

Net increase (decrease) in cash	(3,520,588)	9,780,701
Cash, beginning of year	10,113,907	333,206

Cash, end of year	$6,593,319	$10,113,907

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Due from brokers	$9,420,810	$8,991,429
Unrealized appreciation on open forward contracts	—	210,352
Unrealized gain on futures contracts purchased	706,250	596,935
Unrealized gain on futures contracts sold	349,361	190,766
Cash	5,397,579	8,851,280

Total assets	15,874,000	18,840,762

LIABILITIES
Unrealized depreciation on open forward contracts	32	114,435
Unrealized loss on futures contracts purchased	270,229	—
Unrealized loss on futures contracts sold	260,601	—
Redemptions payable	510,236	805,961
Management fees payable	23,717	28,886
Fees payable	25,230	34,518

Total liabilities	1,090,045	983,800

NET ASSETS	$14,783,955	$17,856,962

Number of Units	11,363.782	15,682.537

Net Asset Value per Unit	$1,300.97	$1,138.65

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(32)

Total unrealized depreciation on open forward contracts	(0.0)*	(32)

Total forward contracts, at fair value	(0.0)*%	$(32)

Futures contracts purchased
Currency	0.2%	$24,037
Energy	(0.6)	(83,116)
Financial	(0.0)*	(4,502)
Food & Fiber	(0.3)	(47,775)
Indices	2.5	386,442
Livestock	(0.1)*	(10,750)
Metals	1.2	171,685

Total futures contracts purchased	2.9	436,021

Futures contracts sold
Currency	0.5	73,876
Financial	0.6	89,589
Food & Fiber	0.5	73,444
Indices	(0.1)	(12,790)
Metals	(0.9)	(135,359)

Total futures contracts sold	0.6	88,760

Total futures contracts, at fair value	3.5%	$524,781

Futures and Forward Contracts by Country Composition
Australia	(0.1)%	$(10,031)
Canada	0.3	50,282
European Monetary Union	0.0 *	1,154
Great Britain	(0.0)*	(1,511)
Japan	0.5	72,358
United States	2.5	371,366
Other	0.3	41,131

Total futures and forward contracts by country composition	3.5%	$524,749

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	1.2%	$210,352

Total unrealized appreciation on open forward contracts	1.2	210,352

Unrealized depreciation on forward contracts
Currency	(0.6)	(114,435)

Total unrealized depreciation on forward contracts	(0.6)	(114,435)

Total forward contracts, at fair value	0.6%	$95,917

Futures contracts purchased
Currency	(0.0)*%	$(1,491)
Energy	0.7	120,758
Financial	0.8	148,561
Food & Fiber	0.0 *	325
Indices	1.3	230,985
Metals	0.5	97,797

Total futures contracts purchased	3.3	596,935

Futures contracts sold
Currency	1.1	189,836
Energy	0.8	157,440
Financial	(0.0)*	(6,894)
Food & Fiber	0.7	125,232
Indices	(0.0)*	(579)
Metals	(1.5)	(274,269)

Total futures contracts sold	1.1	190,766

Total futures contracts, at fair value	4.4%	$787,701

Futures and Forward Contracts by Country Composition
Australia	0.1%	$22,299
Canada	0.1	11,967
European Monetary Union	(0.1)	(22,191)
Great Britain	(0.1)	(19,969)
Japan	1.4	253,009
United States	2.7	486,306
Other	0.9	152,197

Total futures and forward contracts by country composition	5.0%	$883,618

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Investment Income
Interest income	$1,964	$5,647
Other income	6	1,199

Total investment income	1,970	6,846

Expenses
Selling commission	694,490	1,052,374
Brokerage commissions	447,040	778,655
Management fee	321,204	486,724
Ongoing offering expenses	173,623	263,093
Operating expenses	26,044	39,464
Loss on MF Global	—	33,100
Other	11,611	12,548

Total expenses	1,674,012	2,665,958

Net investment loss	$(1,672,042)	$(2,659,112)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$4,464,071	$(2,305,007)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(358,869)	150,041

Net gain (loss) on investments	$4,105,202	(2,154,966)

Net increase (decrease) in net assets from operations	$2,433,160	$(4,814,078)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$184.35	$(243.71)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during year)	$162.32	$(252.79)

*	Weighted average number of Units outstanding for Series B for the Years Ended December 31, 2013 and December 31, 2012: 13,198.87 and 19,753.02, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(1,672,042)	$(2,659,112)
Net realized gain (loss) on futures and forward contracts	4,464,071	(2,305,007)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(358,869)	150,041

Net increase (decrease) in net assets from operations	2,433,160	(4,814,078)
Capital Share transactions
Issuance of Units	746,494	788,929
Redemption of Units	(6,252,661)	(10,669,701)

Net decrease in net assets from capital share transactions	(5,506,167)	(9,880,772)

Net decrease in net assets	(3,073,007)	(14,694,850)
Net assets, beginning of year	17,856,962	32,551,812

Net assets, end of year	$14,783,955	$17,856,962

Units, beginning of year	15,682.537	23,394.345
Issuance of Units	567.675	601.308
Redemption of Units	(4,866.426)	(8,313.116)

Units, end of year	11,363.786	15,682.537

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$2,433,160	$(4,814,078)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(10,397,878)
Sales and maturities of U.S. government securities	—	19,750,000
Amortization of discounts and premiums	—	(2,122)
Increase (decrease) in due from brokers	(429,381)	14,616,402
Increase in unrealized appreciation on open forward contracts	210,352	32,025
Increase (decrease) in futures contracts purchased	160,914	(524,387)
Decrease in unrealized depreciation on open forward contracts	(114,403)	(41,254)
Increase in futures contracts sold	102,006	383,575
Decrease in management fees payable	(5,169)	(82,960)
Decrease in fees payable	(9,288)	(187,052)

Net cash provided by operating activities	2,348,191	18,732,271

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	746,494	698,229
Redemptions, net of change in redemptions payable	(6,548,386)	(11,235,370)

Net cash used in financing activities	(5,801,892)	(10,537,141)

Net increase (decrease) in cash	(3,453,701)	8,195,130
Cash, beginning of year	8,851,280	656,150

Cash, end of year	$5,397,579	$8,851,280

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

(b)	Valuation of Investments in Futures Contracts and Forward Contracts

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of assets and liabilities as gross gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting – Balance Sheet.

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of December 31, 2013, the Fund had on deposit $8,704,561 at ADM Investor Services, Inc., $1,035,653 at Barclays Capital Inc. and $6,333,597 at Citigroup Global Markets Inc. As of December 31, 2013, Series A had on deposit $3,449,549 at ADM Investor Services, Inc., $524,509 at Barclays Capital Inc. and $2,678,944 at Citigroup Global Markets Inc. As of December 31, 2013, Series B had on deposit $5,255,012 at ADM Investor Services, Inc., $511,144 at Barclays Capital Inc. and $3,654,653 at Citigroup Global Markets Inc.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2010 through 2013 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

(g)	Recently Issued Accounting Pronouncements

ASU 2013-08

In June 2013, FASB issued ASU No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Superfund Capital Management is evaluating the impact of ASU 2013-08 on the financial statements and disclosures.

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

In January 2013, FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Fund’s financial statements.

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

As of and during the years ended December 31, 2013 and December 31, 2012, the Fund held no investments or derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities measured at fair value on a recurring basis by the ASC 820 fair value hierarchy as of December 31, 2013:

Superfund Green, L.P.

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$567,289	$567,289	$—	$—
Futures contracts purchased	1,125,807	1,125,807	—	—

Total Assets Measured at Fair Value	$1,693,096	$1,693,096	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$44	$—	$44	$—
Futures contracts sold	427,711	427,711	—	—
Futures contracts purchased	447,541	447,541	—	—

Total Liabilities Measured at Fair Value	$875,296	$875,252	$44	$—

Superfund Green, L.P. – Series A

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$217,928	$217,928	$—	$—
Futures contracts purchased	419,557	419,557	—	—

Total Assets Measured at Fair Value	$637,485	$637,485	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$12	$—	$12	$—
Futures contracts sold	167,110	167,110	—	—
Futures contracts purchased	177,312	177,312	—	—

Total Liabilities Measured at Fair Value	$344,434	$344,422	$12	$—

Superfund Green, L.P. – Series B

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$349,361	$349,361	$—	$—
Futures contracts purchased	706,250	706,250	—	—

Total Assets Measured at Fair Value	$1,055,611	$1,055,611	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$32	$—	$32	$—
Futures contracts sold	260,601	260,601	—	—
Futures contracts purchased	270,229	270,229	—	—

Total Liabilities Measured at Fair Value	$530,862	$530,830	$32	$—

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2012:

Superfund Green, L.P.

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$299,598	$—	$299,598	$—
Futures contracts sold	314,602	314,602	—	—
Futures contracts purchased	906,553	906,553	—	—

Total Assets Measured at Fair Value	$1,520,753	$1,221,155	$299,598	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$176,689	$—	$176,689	$—

Total Liabilities Measured at Fair Value	$176,689	$—	$176,689	$—

Superfund Green, L.P. – Series A

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$89,246	$—	$89,246	$—
Futures contracts sold	123,836	123,836	—	—
Futures contracts purchased	309,618	309,618	—	—

Total Assets Measured at Fair Value	$522,700	$433,454	$89,246	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$62,254	$—	$62,254	$—

Total Liabilities Measured at Fair Value	$62,254	$—	$62,254	$—

Superfund Green, L.P. – Series B

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$210,352	$—	$210,352	$—
Futures contracts sold	190,766	190,766	—	—
Futures contracts purchased	596,935	596,935	—	—

Total Assets Measured at Fair Value	$998,053	$787,701	$210,352	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$114,435	$—	$114,435	$—

Total Liabilities Measured at Fair Value	$114,435	$—	$114,435	$—

For the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 assets and liabilities.

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

Superfund Capital Management believes futures and forward unrealized gains and losses expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(44)	$(44)
Futures contracts	Futures contracts purchased	1,125,807	(447,541)	678,266
Futures contracts	Futures contracts sold	567,289	(427,711)	139,578

Totals		$1,693,096	$(875,296)	$817,800

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$299,598	$—	$299,598
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(176,689)	(176,689)
Futures contracts	Futures contracts purchased	906,553	—	906,553
Futures contracts	Futures contracts sold	314,602	—	314,602

Totals		$1,520,753	$(176,689)	$1,344,064

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(546,327)	$(122,953)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	7,764,811	(403,311)

Total		$7,218,484	$(526,264)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$447,002	$(6,102)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(3,728,523)	182,501

Total		$(3,281,521)	$176,399

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2013:

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(44)	(0.0)*	$(44)
Currency	65,637	0.2		(27,081)	(0.1)	122,158	0.4		(7,665)	(0.0)*	153,049
Financial	4,949	0.0	*	(15,428)	(0.1)	176,082	0.6		(18,440)	(0.1)	147,163
Food & Fiber	14,080	0.1		(92,471)	(0.3)	122,152	0.4		(165)	(0.0)*	43,596
Indices	643,153	2.3		(31,623)	(0.1)	168	0.0	*	(18,733)	(0.1)	592,965
Metals	275,909	1.0		—	—	146,729	0.5		(382,708)	(1.4)	39,930
Livestock	—	—		(17,370)	(0.1)	—	—		—	—	(17,370)
Energy	122,079	0.4		(263,568)	(0.9)	—	—		—	—	(141,489)

Totals	$1,125,807	4.1		$(447,541)	(1.6)	$567,289	2.0		$(427,755)	(1.5)	$817,800

*	Due to rounding

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$299,300	0.9		$(27,564)	(0.1)	$298	0.0	*	$(149,125)	(0.4)		$122,909
Currency	148,788	0.4		(153,200)	(0.4)	305,562	0.9		(5,217)	(0.0	)*	295,933
Financial	282,169	0.8		(35,118)	(0.1)	2,470	0.0	*	(13,501)	(0.0	)*	236,020
Food & Fiber	1,350	0.0	*	(110)	(0.0)*	198,242	0.6		(2,910)	(0.0	)*	196,572
Indices	515,158	1.5		(177,776)	(0.5)	—	—		(1,007)	(0.0	)*	336,375
Metals	201,333	0.6		(56,090)	(0.2)	305,050	0.9		(743,794)	(2.2)		(293,501)
Energy	180,319	0.5		(270)	(0.0)*	491,317	1.4		(221,610)	(0.6)		449,756

Totals	$1,628,417	4.7		$(450,128)	(1.3)	$1,302,939	3.8		$(1,137,164)	(3.3)		$1,344,064

*	Due to rounding

Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	45	41	$42	$157

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	769	411
Financial	2,863	1,467
Food & Fiber	183	349
Indices	2,810	238
Metals	1,267	737
Energy	699	401
Livestock	137	45

Total	8,773	3,689

*	Based on quarterly holdings

Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	177	145	$994,373	$1,001,443

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,767	1,758
Financial	5,320	1,077
Food & Fiber	195	382
Indices	2,065	1,308
Metals	1,253	491
Energy	796	691
Livestock	68	205

Total	11,641	6,057

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Year Ended December 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(546,327)	$(122,953)	$(669,280)
Currency	(904,875)	(142,884)	(1,047,759)
Financial	1,073,545	(88,857)	984,688
Food & Fiber	(701,350)	(152,976)	(854,326)
Indices	4,591,773	256,590	4,848,363
Metals	4,460,004	333,431	4,793,435
Livestock	94,090	(17,370)	76,720
Energy	(848,376)	(591,245)	(1,439,621)

Total net trading gains (losses)	$7,218,484	$(526,264)	$6,692,220

	For the Year Ended December 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$447,002	$(6,102)	$440,900
Currency	(2,487,332)	(140,051)	(2,627,383)
Financial	1,297,954	203,881	1,501,835
Food & Fiber	(1,515,280)	100,175	(1,415,105)
Indices	(347,209)	192,860	(154,349)
Metals	(2,604,899)	(560,314)	(3,165,213)
Livestock	(151,716)	(21,080)	(172,796)
Energy	2,079,959	407,030	2,486,989

Total net trading gains (losses)	$(3,281,521)	$176,399	$(3,105,122)

Superfund Green, L.P. — Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(12)	$(12)
Futures contracts	Futures contracts purchased	419,557	(177,312)	242,245
Futures contracts	Futures contracts sold	217,928	(167,110)	50,818

Totals		$637,485	$(344,434)	$293,051

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$89,246	$—	$89,246
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(62,254)	(62,254)
Futures contracts	Futures contracts purchased	309,618	—	309,618
Futures contracts	Futures contracts sold	123,836	—	123,836

Totals		$522,700	$(62,254)	$460,446

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(233,119)	$(27,004)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,987,532	(140,391)

Total		$2,754,413	$(167,395)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$215,582	$(15,331)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(1,192,096)	41,689

Total		$(976,514)	$26,358

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2013:

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(12)	(0.0	)*	$(12)
Currency	25,369	0.2		(10,850)	(0.1)	43,758	0.3		(3,141)	(0.0	)*	55,136
Financial	—	—		(5,977)	(0.0)*	75,733	0.6		(7,680)	(0.1)		62,076
Food & Fiber	4,790	0.0	*	(35,406)	(0.3)	48,543	0.41		—	—		17,927
Indices	240,531	1.9		(15,443)	(0.1)	56	0.0	*	(5,831)	(0.0	)*	219,313
Metals	104,224	0.8		—	—	49,838	0.4		(150,458)	(1.2)		3,604
Livestock	—	—		(6,620)	(0.1)	—	—		—	—		(6,620)
Energy	44,644	0.3		(103,017)	(0.8)	—	—		—	—		(58,373)

Totals	$419,558	3.2		$(177,313)	(1.4)	$217,928	1.7		$(167,122)	(1.3)		$293,051

*	Due to rounding

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$89,181	0.5		$(9,816)	(0.1)	$65	0.0	*	$(52,438)	(0.3)		$26,992
Currency	59,819	0.4		(62,740)	(0.4)	112,612	0.7		(2,103)	(0.0	)*	107,588
Financial	113,718	0.7		(15,228)	(0.1)	1,185	0.0	*	(5,322)	(0.0	)*	94,353
Food & Fiber	915	0.0	*	—	—	71,348	0.4		(1,248)	(0.0	)*	71,015
Indices	176,408	1.1		(70,011)	(0.4)	—	—		(428)	(0.0	)*	105,969
Metals	69,944	0.4		(22,498)	(0.1)	122,925	0.7		(287,400)	(1.7)		(117,029)
Energy	59,561	0.4		(270)	(0.0)*	187,282	1.2		(75,015)	(0.5)		171,558

Totals	$569,546	3.5		$(180,563)	(1.1)	$495,417	3.0		$(423,954)	(2.5)		$460,446

*	Due to rounding

Series A average* contract volume by market sector for the Year Ended December 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	22	20	$15	$58

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	299	155
Financial	1,118	560
Food & Fiber	67	131
Indices	1,057	92
Metals	493	283
Energy	262	150
Livestock	56	17

Total	3,374	1,408

*	Based on quarterly holdings

Series A average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	77	60	$367,599	$364,218

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	703	699
Financial	2,109	424
Food & Fiber	78	150
Indices	780	506
Metals	498	193
Energy	301	267
Livestock	26	78

Total	4,572	2,377

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Year Ended December 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(233,119)	$(27,004)	$(260,123)
Currency	(308,266)	(52,452)	(360,718)
Financial	390,942	(32,277)	358,665
Food & Fiber	(272,319)	(53,088)	(325,407)
Indices	1,665,121	113,344	1,778,465
Metals	1,700,949	120,633	1,821,582
Livestock	39,570	(6,620)	32,950
Energy	(228,465)	(229,931)	(458,396)

Total net trading gains (losses)	$2,754,413	$(167,395)	$2,587,018

	For the Year Ended December 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$215,582	$(15,331)	$200,251
Currency	(959,045)	(60,781)	(1,019,826)
Financial	597,577	84,971	682,548
Food & Fiber	(634,599)	33,836	(600,763)
Indices	(69,124)	47,357	(21,767)
Metals	(1,047,970)	(215,272)	(1,263,242)
Livestock	(56,623)	(8,280)	(64,903)
Energy	977,688	159,858	1,137,546

Total net trading gains (losses)	$(976,514)	$26,358	$(950,156)

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(32)	$(32)
Futures contracts	Futures contracts purchased	706,250	(270,229)	436,021
Futures contracts	Futures contracts sold	349,361	(260,601)	88,760

Totals		$1,055,611	$(530,862)	$524,749

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$210,352	$—	$210,352
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(114,435)	(114,435)
Futures contracts	Futures contracts purchased	596,935	—	596,935
Futures contracts	Futures contracts sold	190,766	—	190,766

Totals		$998,053	$(114,435)	$883,618

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(313,208)	$(95,949)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	4,777,279	(262,920)

Total		$4,464,071	$(358,869)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$231,420	$9,229
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(2,536,427)	140,812

Total		$(2,305,007)	$150,041

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2013:

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(32)	(0.0)*	$(32)
Currency	40,268	0.3		(16,231)	(0.1)	78,400	0.5		(4,524)	(0.0)*	97,913
Financial	4,949	0.0	*	(9,451)	(0.1)	100,349	0.7		(10,760)	(0.1)	85,087
Food & Fiber	9,290	0.1		(57,065)	(0.4)	73,609	0.5		(165)	(0.0)*	25,669
Indices	402,622	2.7		(16,180)	(0.1)	112	0.0	*	(12,902)	(0.1)	373,652
Metals	171,685	1.2		—	—	96,891	0.7		(232,250)	(1.6)	36,326
Livestock	—	—		(10,750)	0.1	—	—		—	—	(10,750)
Energy	77,435	0.5		(160,551)	(1.1)	—	—		—	—	(83,116)

Totals	$706,249	4.8		$(270,228)	(1.8)	$349,361	2.4		$(260,633)	(1.8)	$524,749

*	Due to rounding

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$210,119	1.2		$(17,748)	(0.1)	$233	0.0	*	$(96,687)	(0.5)		$95,917
Currency	88,969	0.5		(90,460)	(0.5)	192,950	1.1		(3,114)	(0.0	)*	188,345
Financial	168,451	0.9		(19,890)	(0.1)	1,285	0.0	*	(8,179)	(0.0	)*	141,667
Food & Fiber	435	0.0	*	(110)	(0.0)*	126,894	0.7		(1,662)	(0.0	)*	125,557
Indices	338,750	1.9		(107,765)	(0.6)	—	—		(579)	(0.0	)*	230,406
Metals	131,389	0.7		(33,592)	(0.2)	182,125	1.0		(456,394)	(2.5)		(176,472)
Energy	120,758	0.7		—	—	304,035	1.7		(146,595)	(0.9)		278,198

Totals	$1,058,871	5.9		$(269,565)	(1.5)	$807,522	4.5		$(713,210)	(3.9)		$883,618

*	Due to rounding

Series B average* contract volume by market sector for the Year Ended December 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	23	21	$27	$99

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	470	256
Financial	1,745	907
Food & Fiber	116	218
Indices	1,753	146
Metals	774	454
Energy	437	251
Livestock	81	28

Total	5,399	2,281

*	Based on quarterly holdings

Series B average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	100	85	$626,774	$637,225

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,064	1,059
Financial	3,211	653
Food & Fiber	117	232
Indices	1,285	802
Metals	755	298
Energy	495	424
Livestock	42	127

Total	7,069	3,680

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Year Ended December 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(313,208)	$(95,949)	$(409,157)
Currency	(596,609)	(90,432)	(687,041)
Financial	682,603	(56,580)	626,023
Food & Fiber	(429,031)	(99,888)	(528,919)
Indices	2,926,652	143,246	3,069,898
Metals	2,759,055	212,798	2,971,853
Livestock	54,520	(10,750)	43,770
Energy	(619,911)	(361,314)	(981,225)

Total net trading gains (losses)	$4,464,071	$(358,869)	$4,105,202

	For the Year Ended December 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$231,420	$9,229	$240,649
Currency	(1,528,287)	(79,270)	(1,607,557)
Financial	700,377	118,910	819,287
Food & Fiber	(880,681)	66,339	(814,342)
Indices	(278,085)	145,503	(132,582)
Metals	(1,556,929)	(345,042)	(1,901,971)
Livestock	(95,093)	(12,800)	(107,893)
Energy	1,102,271	247,172	1,349,443

Total net trading gains (losses)	$(2,305,007)	$150,041	$(2,154,966)

(4)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2013, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum) of net assets, ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Capital Management receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading, Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund. For the year ended December 31, 2013, rebated selling commissions amounted to $416,824 for Series A and $500,754 for Series B.

As of December 31, 2013, Superfund Capital Management owned 386.799 Units of Series A, representing 3.62% of the total issued Units of Series A, and 554.669 Units of Series B, representing 4.88% of the total issued Units of Series B, having a combined value of $1,191,673. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $121,549 for the year ended December 31, 2013. Selling commissions over the 10% threshold in the amount of $14,742 were rebated to Superfund Capital Management during this period through the purchase of 11.657 Units of Series B. As of December 31, 2012, Superfund Capital Management owned 386.799 Units of Series A, representing 2.64% of the total issued Units of Series A, and 543.012 Units of Series B, representing 3.46% of the total issued Units of Series B, having a combined value of $1,057,576. Losses allocated to Units of Series A and Series B owned by Superfund Capital Management were $95,212 for the year ended December 31, 2012. Selling commissions over the 10% threshold in the amount of $14,605 were rebated to Superfund Capital Management during this period through the purchase of 11.235 Units of Series B. Superfund Capital Management did not make any other contributions to or withdrawals from either Series during the year ended December 31, 2013. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets.

(7)	Financial Highlights

Financial highlights for the year ended December 31, 2013, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees	7.5%	14.3%
Incentive fees	0.0	0.0

Total return after incentive fees	7.5%	14.3%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.8%	9.7%
Incentive fees	0.0	0.0

Total expenses	8.8%	9.7%

Net investment loss	(8.8)%	(9.7)%
Net asset value per unit, beginning of year	$1,130.49	$1,138.65
Net investment loss	(106.02)	(122.27)
Net gain on investments	190.80	284.59

Net asset value per unit, end of year	$1,215.27	$1,300.97

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during year)	$98.55	$184.35

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$84.78	$162.32

Financial highlights for the year ended December 31, 2012, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees and MF Global	(13.7)%	(18.0)%
Incentive fees	0.0	0.0
MF Global	0.3	(0.2)

Total return after incentive fees	(13.4)%	(18.2)%

Ratio to average partners’ capital
Operating expenses before incentive fees	9.0%	10.0%
Incentive fees	0.0	0.0
MF Global	(0.2)	0.1

Total expenses	8.8%	10.1%

Net investment loss	(8.8)%	(10.1)%
Net asset value per unit, beginning of year	$1,306.48	$1,391.44
Net investment loss	(110.86)	(132.68)
Net loss on investments	(65.13)	(120.11)

Net asset value per unit, end of year	$1,130.49	$1,138.65

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(161.72)	$(243.71)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(175.99)	$(252.79)

(8)	Financial Instrument Risk

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $1,693,096 and $875,252, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $0 and $44, respectively, at December 31, 2013.

For Series A, gross unrealized gains and losses related to exchange traded futures were $637,486 and $344,423, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $0 and $12, respectively, at December 31, 2013.

For Series B, gross unrealized gains and losses related to exchange traded futures were $1,055,610 and $530,829, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $0 and $32, respectively, at December 31, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2014.

SUPERFUND GREEN, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Title with
Signature	Superfund Capital Management	Date

/s/ Nigel James	President	March 27, 2014
Nigel James	(Principal Executive Officer)

/s/ Martin Schneider	Vice President and Director	March 27, 2014
Martin Schneider	(Principal Financial Officer)

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on April 12, 2013, with Amendment No. 1 to Superfund Green, L.P.’s Registration Statement on Form S-1 (File No. 333-184998).

3.01	Form of Sixth Amended and Restated Limited Partnership Agreement of Superfund Green, L.P.

10.02	Form of Subscription Agreement

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on January 21, 2005, with Quadriga Superfund, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-122229).

3.02	Certificate of Limited Partnership.