Form 10-Q
period 2014-03-31
SUPERFUND GREEN, L.P.
filed 2014-05-14
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2014 and December 31, 2013

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS

Due from brokers	$7,264,208	$16,073,812

Unrealized appreciation on open forward contracts	18	—

Unrealized gain on futures contracts purchased	509,602	1,125,807

Unrealized gain on futures contracts sold	313,173	567,289

Cash	17,847,891	11,990,898

Total assets	25,934,892	29,757,806

LIABILITIES

Unrealized depreciation on open forward contracts	510	44

Unrealized loss on futures contracts purchased	199,063	447,541

Unrealized loss on futures contracts sold	126,336	427,711

Subscription received in advance	50,000	—

Redemptions payable	368,658	1,026,822

Management fees payable	39,510	44,638

Fees payable	40,909	52,699

Total liabilities	824,986	1,999,455

NET ASSETS	$25,109,906	$27,758,351

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2014

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$18

Total unrealized appreciation on open forward contracts	0.0 *	18

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(510)

Total unrealized depreciation on open forward contracts	(0.0)*	(510)

Total forward contracts, at fair value	(0.0)*%	$(492)

Futures contracts purchased
Currency	(0.1)%	$(26,052)
Energy	0.1	33,457
Financial	0.0 *	11,087
Food & Fiber	0.8	198,572
Indices	0.4	99,591
Livestock	0.1	14,980
Metals	(0.1)	(21,096)

Total futures contracts purchased	1.2	310,539

Futures contracts sold
Currency	0.1	24,048
Energy	(0.1)	(21,982)
Financial	0.0 *	3,750
Food & Fiber	(0.0)*	(444)
Livestock	(0.3)	(77,460)
Metals	1.0	258,925

Total futures contracts sold	0.7	186,837

Total futures contracts, at fair value	2.0%	$497,376

Futures and forward contracts by country composition
Australia	0.1%	$25,141
Canada	(0.1)	(12,991)
European Monetary Union	0.1	34,422
Great Britain	(0.0)*	(9,743)
Japan	(0.2)	(41,160)
United States	2.1	515,275
Other	(0.1)	(14,060)

Total futures and forward contracts by country composition	2.0%	$496,884

*	Due to rounding – amount is less than 0.05%

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

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$934	$870
Other income	7	3

Total investment income	941	873

Expenses
Brokerage commissions	186,007	241,221
Management fees	123,597	164,182
Selling commissions	267,238	354,987
Ongoing offering expenses	66,809	88,748
Operating expenses	10,022	13,314
Other	2,724	7,350

Total expenses	656,397	869,802

Net investment loss	(655,456)	(868,929)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	534,379	3,872,640
Net change in unrealized depreciation on futures and forward contracts	(320,916)	(76,270)

Net gain on investments	213,463	3,796,370

Net increase (decrease) in net assets from operations	$(441,993)	$2,927,441

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(655,456)	$(868,929)
Net realized gain on futures and forward contracts	534,379	3,872,640
Net change in unrealized depreciation on futures and forward contracts	(320,916)	(76,270)

Net increase (decrease) in net assets from operations	(441,993)	2,927,441

Capital share transactions
Issuance of Units	211,812	273,823
Redemption of Units	(2,418,264)	(3,754,723)

Net decrease in net assets from capital share transactions	(2,206,452)	(3,480,900)

Net decrease in net assets	(2,648,445)	(553,459)

Net assets, beginning of period	27,758,351	34,414,298

Net assets, end of period	$25,109,906	$33,860,839

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(441,993)	$2,927,441
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	8,809,604	1,204,852
Increase in due from affiliate	—	187
Increase (decrease) in unrealized appreciation on open forward contracts	(18)	179,941
Increase in futures contracts purchased	367,727	737,897
Increase (decrease) in unrealized depreciation on open forward contracts	466	(128,936)
Increase in futures contracts sold	(47,259)	(712,632)
Decrease in management fees payable	(5,128)	(2,315)
Increase (decrease) in fees payable	(11,790)	50

Net cash provided by operating activities	8,671,609	4,206,485

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	261,812	273,823
Redemptions, net of change in redemptions payable	(3,076,428)	(4,764,675)

Net cash used in financing activities	(2,814,616)	(4,490,852)

Net increase (decrease) in cash	5,856,993	(284,367)

Cash, beginning of period	11,990,898	18,965,187

Cash, end of period	$17,847,891	18,680,820

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2014 and December 31, 2013

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS

Due from brokers	$2,425,936	$6,653,002

Unrealized appreciation on open forward contracts	6	—

Unrealized gain on futures contracts purchased	194,566	419,557

Unrealized gain on futures contracts sold	122,594	217,928

Cash	9,628,148	6,593,319

Total assets	12,371,250	13,883,806

LIABILITIES

Unrealized depreciation on open forward contracts	180	12

Unrealized loss on futures contracts purchased	72,723	177,312

Unrealized loss on futures contracts sold	48,435	167,110

Subscription received in advance	50,000	—

Redemptions payable	166,632	516,586

Management fees payable	18,854	20,921

Fees payable	22,675	27,469

Total liabilities	379,499	909,410

NET ASSETS	$11,991,751	$12,974,396

Number of Units	10,054.663	10,676.154

Net Asset Value per Unit	$1,192.66	$1,215.27

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2014

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0	*%	$6

Total unrealized appreciation on open forward contracts	0.0	*	6

Unrealized depreciation on open forward contracts
Currency	(0.0	)*	(180)

Total unrealized depreciation on open forward contracts	(0.0	)*	(180)

Total forward contracts, at fair value	(0.0	)*%	$(174)

Futures contracts purchased
Currency	(0.1)%		$(11,200)
Energy	0.1		8,800
Financial	0.1		14,694
Food & Fiber	0.6		73,373
Indices	0.3		39,553
Livestock	0.0	*	4,360
Metals	(0.1)		(7,737)

Total futures contracts purchased	1.0		121,843

Futures contracts sold
Currency	0.1		10,192
Energy	(0.1)		(10,976)
Financial	0.0	*	1,740
Indices	(0.2)		(28,809)
Metals	0.9		102,012

Total futures contracts sold	0.6		74,159

Total futures contracts, at fair value	1.6%		$196,002

Futures and forward contracts by country composition
Australia	0.1%		$9,828
Canada	(0.0	)*	(4,378)
European Monetary Union	0.1		12,853
Great Britain	(0.0	)*	(3,482)
Japan	(0.1)		(15,131)
United States	1.6		195,138
Other	0.0	*	1,000

Total futures and forward contracts by country composition	1.6%		$195,828

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(12)

Total unrealized depreciation on open forward contracts	(0.0)*	(12)

Total forward contracts, at fair value	(0.0)*%	$(12)

Futures contracts purchased
Currency	0.1%	$14,519
Energy	(0.4)	(58,373)
Financial	(0.0)*	(5,977)
Food & Fiber	(0.2)	(30,616)
Indices	1.7	225,088
Livestock	(0.1)	(6,620)
Metals	0.8	104,224

Total futures contracts purchased	1.9	242,245

Futures contracts sold
Currency	0.3	40,617
Financial	0.5	68,053
Food & Fiber	0.4	48,543
Indices	(0.0)*	(5,775)
Metals	(0.8)	(100,620)

Total futures contracts sold	0.4	50,818

Total futures contracts, at fair value	2.3%	$293,063

Futures and forward contracts by country composition
Australia	(0.1)%	$(10,603)
Canada	0.2	24,170
European Monetary Union	0.0 *	1,333
Great Britain	0.0 *	3,148
Japan	0.2	31,374
United States	1.8	219,921
Other	0.2	23,708

Total futures and forward contracts by country composition	2.3%	$293,051

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$369	$378
Other income	3	2

Total investment income	372	380

Expenses
Brokerage commissions	70,919	92,941
Management fees	58,459	77,736
Selling commissions	126,399	168,078
Ongoing offering expenses	31,599	42,020
Operating expenses	4,740	6,304
Other	1,031	2,904

Total expenses	293,147	389,983

Net investment loss	(292,775)	(389,603)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	155,815	1,414,071
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(97,223)	21,571

Net gain on investments	58,592	1,435,642

Net increase (decrease) in net assets from operations	$(234,183)	$1,046,039

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(22.92)	$74.73

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(22.61)	$73.33

*	Weighted average number of Units outstanding for Series A for the Three Months Ended March 31, 2014 and March 31, 2013: 10,219.56 and 13,997.02, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(292,775)	(389,603)
Net realized gain on futures and forward contracts	155,815	1,414,071
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(97,223)	21,571

Net increase (decrease) in net assets from operations	(234,183)	1,046,039

Capital share transactions
Issuance of Units	97,526	119,441
Redemption of Units	(845,988)	(1,647,234)

Net decrease in net assets from capital share transactions	(748,462)	(1,527,793)

Net decrease in net assets	(982,645)	(481,754)

Net assets, beginning of period	12,974,396	16,557,336

Net assets, end of period	$11,991,751	$16,075,582

Units, beginning of period	10,676.154	14,646.201
Issuance of Units	80.789	102.786
Redemption of Units	(702.280)	(1,395.162)

Units, end of period	10,054.663	13,353.825

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(234,183)	1,046,039
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	4,227,066	1,146,125
Increase in due from affiliate	—	187
Increase (decrease) in unrealized appreciation on open forward contracts	(6)	48,741
Increase in futures contracts purchased	120,402	251,883
Increase (decrease) in unrealized depreciation on open forward contracts	168	(46,508)
Increase in futures contracts sold	(23,341)	(275,687)
Decrease in management fees payable	(2,067)	(1,828)
Decrease in fees payable	(4,794)	(2,319)

Net cash provided by operating activities	4,083,245	2,166,633

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	147,526	119,441
Redemptions, net of change in redemptions payable	(1,195,942)	(2,386,576)

Net cash used in financing activities	(1,048,416)	(2,267,135)

Net increase (decrease) in cash	3,034,829	(100,502)

Cash, beginning of period	6,593,319	10,113,907

Cash, end of period	$9,628,148	10,013,405

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2014 and December 31, 2013

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS

Due from brokers	$4,838,272	$9,420,810

Unrealized appreciation on open forward contracts	12	—

Unrealized gain on futures contracts purchased	315,036	706,250

Unrealized gain on futures contracts sold	190,579	349,361

Cash	8,219,743	5,397,579

Total assets	13,563,642	15,874,000

LIABILITIES

Unrealized depreciation on open forward contracts	330	32

Unrealized loss on futures contracts purchased	126,340	270,229

Unrealized loss on futures contracts sold	77,901	260,601

Redemptions payable	202,026	510,236

Management fees payable	20,656	23,717

Fees payable	18,234	25,230

Total liabilities	445,487	1,090,045

NET ASSETS	$13,118,155	$14,783,955

Number of Units	10,230.200	11,363.782

Net Asset Value per Unit	$1,282.30	$1,300.97

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2014

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$12

Total unrealized appreciation on open forward contracts	0.0 *	12

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(330)

Total unrealized depreciation on open forward contracts	(0.0)*	(330)

Total forward contracts, at fair value	(0.0)*%	$(318)

Futures contracts purchased
Currency	(0.1)%	$(14,852)
Energy	0.2	24,657
Financial	(0.0)*	(3,607)
Food & Fiber	1.0	125,199
Indices	0.5	60,038
Livestock	0.1	10,620
Metals	(0.1)	(13,359)

Total futures contracts purchased		188,696

Futures contracts sold
Currency	0.1	13,856
Energy	(0.1)	(11,006)
Financial	0.0 *	2,010
Food & Fiber	(0.0)*	(444)
Indices	(0.4)	(48,651)
Metals	1.2	156,913

Total futures contracts sold	0.9	112,678

Total futures contracts, at fair value	2.3%	$301,374

Futures and forward contracts by country composition
Australia	0.1%	$15,313
Canada	(0.1)	(8,613)
European Monetary Union	0.2	21,569
Great Britain	(0.0)*	(6,261)
Japan	(0.2)	(26,029)
United States	2.4	320,137
Other	(0.1)	(15,060)

Total futures and forward contracts by country composition	2.3%	$301,056

*	Due to rounding – amount is less than 0.05%

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

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$565	$492
Other income	4	1

Total investment income	569	493

Expenses
Brokerage commissions	115,088	148,280
Management fees	65,138	86,446
Selling commissions	140,839	186,909
Ongoing offering expenses	35,210	46,728
Operating expenses	5,282	7,010
Other	1,693	4,446

Total expenses	363,250	479,819

Net investment loss	(362,681)	(479,326)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	378,564	2,458,569
Net change in unrealized depreciation on futures and forward contracts	(223,693)	(97,841)

Net gain on investments	154,871	2,360,728

Net increase (decrease) in net assets from operations	$(207,810)	$1,881,402

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(19.87)	$125.97

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(18.67)	$123.18

*	Weighted average number of Units outstanding for Series A for the Three Months Ended March 31, 2014 and March 31, 2013: 10,459.23 and 14,935.35, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(362,681)	$(479,326)
Net realized gain on futures and forward contracts	378,564	2,458,569
Net change in unrealized depreciation on futures and forward contracts	(223,693)	(97,841)

Net increase (decrease) in net assets from operations	(207,810)	1,881,402

Capital share transactions
Issuance of Units	114,286	154,382
Redemption of Units	(1,572,276)	(2,107,489)

Net decrease in net assets from capital share transactions	(1,457,990)	(1,953,107)

Net decrease in net assets	(1,665,800)	(71,705)

Net assets, beginning of period	14,783,955	17,856,962

Net assets, end of period	$13,118,155	$17,785,257

Units, beginning of period	11,363.782	15,682.537
Issuance of Units	88.196	128.625
Redemption of Units	(1,221.778)	(1,716.371)

Units, end of period	10,230.200	14,094.791

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(207,810)	$1,881,402
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	4,582,538	58,727
Increase (decrease) in unrealized appreciation on open forward contracts	(12)	131,200
Increase in futures contracts purchased	247,325	486,014
Increase (decrease) in unrealized depreciation on open forward contracts	298	(82,428)
Decrease in futures contracts sold	(23,918)	(436,945)
Decrease in management fees payable	(3,061)	(487)
Increase (decrease) in fees payable	(6,996)	2,369

Net cash provided by operating activities	4,588,364	2,039,852

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	114,286	154,382
Redemptions, net of change in redemptions payable	(1,880,486)	(2,378,099)

Net cash used in financing activities	(1,766,200)	(2,223,717)

Net increase (decrease) in cash	2,822,164	(183,865)

Cash, beginning of period	5,397,579	8,851,280

Cash, end of period	$8,219,743	$8,667,415

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

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

2.	Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of March 31, 2014, the Fund had on deposit $3,471,913 at ADM Investor Services, Inc., $1,101,061 at Barclays Capital Inc. and $2,691,234 at Citigroup Global Markets Inc. As of March 31, 2014, Series A had on deposit $1,257,036 at ADM Investor Services, Inc., $463,027 at Barclays Capital Inc. and $705,873 at Citigroup Global Markets Inc. As of March 31, 2014, Series B had on deposit $2,214,877 at ADM Investor Services, Inc., $638,034 at Barclays Capital Inc. and $1,985,361 at Citigroup Global Markets Inc.

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

Recently Issued Accounting Pronouncements

ASU 2013-08

In June 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of the provisions of ASU 2013-08 has not had a material impact on the Fund’s financial statement disclosures.

ASU 2011-11

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarters ended March 31, 2014 and March 31, 2013, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2014 and December 31, 2013:

Superfund Green, L.P.

	Balance March 31, 2014	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$18	$—	$18	$—
Futures contracts sold	313,173	313,173	—	—
Futures contracts purchased	509,602	509,602	—	—

Total Assets Measured at Fair Value	$822,793	$822,775	$18	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$510	$—	$510	$—
Futures contracts sold	126,336	126,336	—	—
Futures contracts purchased	199,063	199,063	—	—

Total Liabilities Measured at Fair Value	$325,909	$325,399	$510	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$567,289	$567,289	$—	$—
Futures contracts purchased	1,125,807	1,125,807	—	—

Total Assets Measured at Fair Value	$1,693,096	$1,693,096	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$44	$—	$44	$—
Futures contracts sold	427,711	427,711	—	—
Futures contracts purchased	447,541	447,541	—	—

Total Liabilities Measured at Fair Value	$875,296	$875,252	$44	$—

Superfund Green, L.P. – Series A

	Balance March 31, 2014	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$6	$—	$6	$—
Futures contracts sold	122,594	122,594	—	—
Futures contracts purchased	194,566	194,566	—	—

Total Assets Measured at Fair Value	$317,166	$317,160	$6	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$180	$—	$180	$—
Futures contracts sold	48,435	48,435	—	—
Futures contracts purchased	72,723	72,723	—	—

Total Liabilities Measured at Fair Value	$121,338	$121,158	$180	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$217,928	$217,928	$—	$—
Futures contracts purchased	419,557	419,557	—	—

Total Assets Measured at Fair Value	$637,485	$637,485	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$12	$—	$12	$—
Futures contracts sold	167,110	167,110	—	—
Futures contracts purchased	177,312	177,312	—	—

Total Liabilities Measured at Fair Value	$344,434	$344,422	$12	$—

Superfund Green, L.P. – Series B

	Balance March 31, 2014	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$12	$—	$12	$—
Futures contracts sold	190,579	190,579	—	—
Futures contracts purchased	315,036	315,036	—	—

Total Assets Measured at Fair Value	$505,627	$505,615	$12	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$330	$—	$330	$—
Futures contracts sold	77,901	77,901	—	—
Futures contracts purchased	126,340	126,340	—	—

Total Liabilities Measured at Fair Value	$204,571	$204,241	$330	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$349,361	$349,361	$—	$—
Futures contracts purchased	706,250	706,250	—	—

Total Assets Measured at Fair Value	$1,055,611	$1,055,611	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$32	$—	$32	$—
Futures contracts sold	260,601	260,601	—	—
Futures contracts purchased	270,229	270,229	—	—

Total Liabilities Measured at Fair Value	$530,862	$530,830	$32	$—

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

The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock, and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the statements of assets and liabilities as unrealized appreciation or depreciation on open forward contracts, futures contracts purchased and futures contracts sold. Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and unrealized gain (loss) on investments in the Statements of Operations.

Superfund Capital Management believes futures and forward trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2014	Liability Derivatives at March 31, 2014	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$18	$—	$18

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(510)	(510)

Futures contracts	Futures contracts purchased	509,602	(199,063)	310,539

Futures contracts	Futures contracts sold	313,173	(126,336)	186,837

Totals		$822,793	$(325,909)	$496,884

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(44)	$(44)

Futures contracts	Futures contracts purchased	1,125,807	(447,541)	678,266

Futures contracts	Futures contracts sold	567,289	(427,711)	139,578

Totals		$1,693,096	$(875,296)	$817,800

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(175,623)	$(448)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	710,002	(320,468)

Total		$534,379	$(320,916)

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(324,985)	$(51,005)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	4,197,625	(25,265)

Total		$3,872,640	$(76,270)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$18	0.0	*	$(40)	(0.0)*	$—	—		$(470)	(0.0	)*	$(492)
Currency	3,067	0.0	*	(29,119)	(0.1)	44,363	0.2		(20,315)	(0.1)		(2,004)
Financial	57,305	0.2		(46,218)	(0.2)	6,727	0.0	*	(2,977)	(0.0	)*	14,837
Food & Fiber	200,283	0.8		(1,711)	(0.0)*	—	—		(444)	(0.0	)*	198,128
Indices	172,251	0.7		(72,660)	(0.3)	—	—		(77,460)	(0.3)		22,131
Metals	16,969	0.1		(38,065)	(0.2)	260,883	1.0		(1,958)	(0.0	)*	237,829
Energy	42,577	0.2		(9,120)	(0.0)*	1,200	0.0	*	(23,182)	(0.1)		11,475
Livestock	17,150	0.1		(2,170)	(0.0)*	—	—		—	—		14,980

Totals	$509,620	2.0		$(199,103)	(0.8)	$313,173	1.2		$(126,806)	(0.5)		$496,884

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(44)	(0.0)*	$(44)
Currency	65,637	0.2		(27,081)	(0.1)	122,158	0.4		(7,665)	(0.0)*	153,049
Financial	4,949	0.0	*	(15,428)	(0.1)	176,082	0.6		(18,440)	(0.1)	147,163
Food & Fiber	14,080	0.1		(92,471)	(0.3)	122,152	0.4		(165)	(0.0)*	43,596
Indices	643,153	2.3		(31,623)	(0.1)	168	0.0	*	(18,733)	(0.1)	592,965
Metals	275,909	1.0		—	—	146,729	0.5		(382,708)	(1.4)	39,930
Livestock	—	—		(17,370)	(0.1)	—	—		—	—	(17,370)
Energy	122,079	0.4		(263,568)	(0.9)	—	—		—	—	(141,489)

Totals	$1,125,807	4.1		$(447,541)	(1.6)	$567,289	2.0		$(427,755)	(1.5)	$817,800

*	Due to rounding

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended March 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	55	47	$240	$599

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	701	345
Financial	4,085	1,135
Food & Fiber	193	99
Indices	2,391	681
Metals	616	445
Energy	518	200
Livestock	168	1

Total	8,727	2,953

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	111	181	$658,683	$587,597

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	706	567
Financial	6,119	276
Food & Fiber	308	485
Indices	2,127	90
Metals	1,328	541
Energy	724	743
Livestock	—	203

Total	11,423	3,086

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(175,623)	$(448)	$(176,071)
Currency	8,137	(155,053)	(146,916)
Financial	1,028,518	(132,326)	896,192
Food & Fiber	313,852	154,532	468,384
Indices	(51,209)	(570,834)	(622,043)
Metals	(370,482)	197,899	(172,583)
Livestock	444,430	32,350	476,780
Energy	(663,244)	152,964	(510,280)

Total net trading gains (losses)	$534,379	$(320,916)	$213,463

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(324,985)	$(51,005)	$(375,990)
Currency	82,174	(297,541)	(215,367)
Financial	(104,285)	242,560	138,275
Food & Fiber	(57,948)	(438,058)	(496,006)
Indices	2,708,023	(390,002)	2,318,021
Metals	856,480	996,482	1,852,962
Livestock	262,170	19,490	281,660
Energy	451,011	(158,196)	292,815

Total net trading gains (losses)	$3,872,640	$(76,270)	$3,796,370

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2014	Liability Derivatives at March 31, 2014	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$6	$—	$6

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(180)	(180)

Futures contracts	Futures contracts purchased	194,566	(72,723)	121,843

Futures contracts	Futures contracts sold	122,594	(48,435)	74,159

Totals		$317,166	$(121,338)	$195,828

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(12)	$(12)

Futures contracts	Futures contracts purchased	419,557	(177,312)	242,245

Futures contracts	Futures contracts sold	217,928	(167,110)	50,818

Totals		$637,485	$(344,434)	$293,051

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(67,082)	$(162)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	222,897	(97,061)

Total		$155,815	$(97,223)

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(152,496)	$(2,233)

Futures contracts	Net realized/unrealized gain on futures and forward contracts	1,566,567	23,804

Total		$1,414,071	$21,571

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$6	0.0	*	$(16)	(0.0)*	$—	—		$(164)	(0.0)*	$(174)
Currency	1,081	0.0	*	(12,281)	(0.1)	16,900	0.1		(6,708)	(0.1)	(1,008)
Financial	29,194	0.2		(14,500)	(0.1)	2,913	0.0	*	(1,173)	(0.0)*	16,434
Food & Fiber	74,363	0.6		(990)	(0.0)*	—	—		—	—	73,373
Indices	66,371	0.6		(26,818)	(0.2)	—	—		(28,809)	(0.2)	10,744
Metals	5,687	0.0	*	(13,424)	(0.1)	102,381	0.9		(369)	(0.0)*	94,275
Energy	12,591	0.1		(3,791)	(0.0)*	400	0.0	*	(11,376)	(0.1)	(2,176)
Livestock	5,280	0.0	*	(920)	(0.0)*	—	—		—	—	4,360

Totals	$194,573	1.6		$(72,740)	(0.6)	$122,594	1.0		$(48,599)	(0.1)	$195,828

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(12)	(0.0	)*	$(12)
Currency	25,369	0.2		(10,850)	(0.1)	43,758	0.3		(3,141)	(0.0	)*	55,136
Financial	—	—		(5,977)	(0.0)*	75,733	0.6		(7,680)	(0.1)		62,076
Food & Fiber	4,790	0.0	*	(35,406)	(0.3)	48,543	0.41		—	—		17,927
Indices	240,531	1.9		(15,443)	(0.1)	56	0.0	*	(5,831)	(0.0	)*	219,313
Metals	104,224	0.8		—	—	49,838	0.4		(150,458)	(1.2)		3,604
Livestock	—	—		(6,620)	(0.1)	—	—		—	—		(6,620)
Energy	44,644	0.3		(103,017)	(0.8)	—	—		—	—		(58,373)

Totals	$419,558	3.2		$(177,313)	(1.4)	$217,928	1.7		$(167,122)	(1.3)		$293,051

*	Due to rounding

Series A average* monthly contract volume by market sector as of quarter ended March 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	27	23	$90	$201

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	265	130
Financial	1,590	448
Food & Fiber	72	38
Indices	891	262
Metals	229	163
Energy	193	75
Livestock	63	1

Total	3,330	1,140

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	52	80	$233,722	$224,682

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	273	216
Financial	2,380	108
Food & Fiber	115	188
Indices	796	34
Metals	524	211
Energy	277	281
Livestock	—	79

Total	4,417	1,197

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(67,082)	$(162)	$(67,244)
Currency	(170)	(56,144)	(56,314)
Financial	379,664	(45,642)	334,022
Food & Fiber	118,501	55,446	173,947
Indices	(10,876)	(208,569)	(219,445)
Metals	(142,397)	90,671	(51,726)
Livestock	158,760	10,980	169,740
Energy	(280,585)	56,197	(224,388)

Total net trading gains (losses)	$155,815	$(97,223)	$58,592

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(152,496)	$(2,233)	$(154,729)
Currency	31,594	(109,547)	(77,953)
Financial	(48,161)	88,813	40,652
Food & Fiber	(17,156)	(163,176)	(180,332)
Indices	984,240	(118,688)	865,552
Metals	314,072	393,462	707,534
Livestock	106,110	2,530	108,640
Energy	195,868	(69,590)	126,278

Total net trading gains	$1,414,071	$21,571	$1,435,642

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2014	Liability Derivatives at March 31, 2014	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$12	$—	$12

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(330)	(330)

Futures contracts	Futures contracts purchased	315,036	(126,340)	188,696

Futures contracts	Futures contracts sold	190,579	(77,901)	112,678

Totals		$505,627	$(204,571)	$301,056

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statements of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(32)	$(32)

Futures contracts	Futures contracts purchased	706,250	(270,229)	436,021

Futures contracts	Futures contracts sold	349,361	(260,601)	88,760

Totals		$1,055,611	$(530,862)	$524,749

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(108,541)	$(286)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	487,105	(223,407)

Total		$378,564	$(223,693)

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(172,489)	$(48,772)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,631,058	(49,069)

Total		$2,458,569	$(97,841)

Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$12	0.0	*	$(24)	(0.0)*	$—	—		$(306)	(0.0	)*	$(318)
Currency	1,986	0.0	*	(16,838)	(0.1)	27,463	0.2		(13,607)	(0.1)		(996)
Financial	28,111	0.2		(31,718)	(0.2)	3,814	0.0	*	(1,804)	(0.0	)*	(1,597)
Food & Fiber	125,920	1.0		(721)	(0.0)*	—	—		(444)	(0.0	)*	124,755
Indices	105,880	0.8		(45,842)	(0.3)	—	—		(48,651)	(0.4)		11,387
Metals	11,282	0.1		(24,641)	(0.2)	158,502	1.2		(1,589)	(0.0	)*	143,554
Energy	29,986	0.2		(5,329)	(0.0)*	800	0.0	*	(11,806)	(0.1)		13,651
Livestock	11,870	0.1		(1,250)	(0.0)*	—	—		—	—		10,620

Totals	$315,047	2.4		$(126,363)	(1.0)	$190,579	1.5		$(78,207)	(0.6)		$301,056

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(32)	(0.0)*	$(32)
Currency	40,268	0.3		(16,231)	(0.1)	78,400	0.5		(4,524)	(0.0)*	97,913
Financial	4,949	0.0	*	(9,451)	(0.1)	100,349	0.7		(10,760)	(0.1)	85,087
Food & Fiber	9,290	0.1		(57,065)	(0.4)	73,609	0.5		(165)	(0.0)*	25,669
Indices	402,622	2.7		(16,180)	(0.1)	112	0.0	*	(12,902)	(0.1)	373,652
Metals	171,685	1.2		—	—	96,891	0.7		(232,250)	(1.6)	36,326
Livestock	—	—		(10,750)	0.1	—	—		—	—	(10,750)
Energy	77,435	0.5		(160,551)	(1.1)	—	—		—	—	(83,116)

Totals	$706,249	4.8		$(270,228)	(1.8)	$349,361	2.4		$(260,633)	(1.8)	$524,749

*	Due to rounding

Series B average* monthly contract volume by market sector as of quarter ended March 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	28	24	$150	$398

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	436	215
Financial	2,495	687
Food & Fiber	121	61
Indices	1,500	419
Metals	387	282
Energy	325	125
Livestock	105	—

Total	5,397	1,813

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	59	101	$424,961	$362,915

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	433	351
Financial	3,739	168
Food & Fiber	193	297
Indices	1,331	56
Metals	804	330
Energy	447	462
Livestock	—	124

Total	7,006	1,889

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(108,541)	$(286)	$(108,827)
Currency	8,307	(98,909)	(90,602)
Financial	648,854	(86,684)	562,170
Food & Fiber	195,351	99,086	294,437
Indices	(40,333)	(362,265)	(402,598)
Metals	(228,085)	107,228	(120,857)
Livestock	285,670	21,370	307,040
Energy	(382,659)	96,767	(285,892)

Total net trading gains (losses)	$378,564	$(223,693)	$154,871

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(172,489)	$(48,772)	$(221,261)
Currency	50,580	(187,994)	(137,414)
Financial	(56,124)	153,747	97,623
Food & Fiber	(40,792)	(274,882)	(315,674)
Indices	1,723,783	(271,314)	1,452,469
Metals	542,408	603,020	1,145,428
Livestock	156,060	16,960	173,020
Energy	255,143	(88,606)	166,537

Total net trading gains (losses)	$2,458,569	$(97,841)	$2,360,728

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2014 and December 31, 2013, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf.

6.	Allocation of net profits and losses

In accordance with the Fund’s Sixth Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

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

8.	Financial highlights

Financial highlights for the period January 1 through March 31 are as follows:

	2014		2013
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(1.9)%	(1.4)%	6.5%	10.8%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(1.9)%	(1.4)%	6.5%	10.8%

Ratios to average partners’ capital**
Operating expenses before incentive fees	2.3%	2.3%	2.4%	2.6%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	2.3%	2.3%	2.4%	2.6%

Net investment loss	(2.3)%	(2.3)%	(2.3)%	(2.6)%

Net asset value per unit, beginning of period	$1,215.27	$1,300.97	$1,130.49	$1,138.65
Net investment loss	(27.85)	(33.02)	(27.52)	(31.69)
Net gain on investments	5.24	14.35	100.85	154.87

Net asset value per unit, end of period	$1,192.66	$1,282.30	$1,203.82	$1,261.83

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(22.92)	$(19.87)	$74.73	$125.97

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(22.61)	$(18.67)	$73.33	$123.18

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $822,775 and $325,399, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $18 and $510, respectively, at March 31, 2014.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $317,160 and $121,158, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $6 and $180, respectively, at March 31, 2014.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $505,615 and $204,241, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $12 and $330, respectively, at March 31, 2014.

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

The majority of these futures and forwards mature within one year of March 31, 2014. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

10.	Subscriptions and redemptions

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscription funds are required to be promptly transmitted to the escrow agent, U.S. Bank National Association. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or the subscription funds are returned. Effective May 1, 2014 the Fund no longer accepts subscriptions.

A Limited Partner may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $10,000. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which the redemption is to be effective. Redemptions will generally be paid within twenty days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. As provided in the Partnership Agreement, if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended as of May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2014, the Fund has accepted subscriptions totaling $211,812 and redemptions over the same period totaled $2,418,264. For the quarter ended March 31, 2014, subscriptions totaling $97,526 in Series A and $114,286 in Series B have been accepted and redemptions over the same period totaled $845,988 in Series A and $1,572,276 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014

Series A:

Net results for the quarter ended March 31, 2014, were a loss of 1.9% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $234,183. This decrease consisted of income of $372, trading gains of $58,592 and total expenses of $293,147. Expenses included $58,459 in management fees, $31,599 in ongoing offering expenses, $4,740 in operating expenses, $126,399 in selling commissions, $70,919 in brokerage commissions and $1,031 in other expenses. At March 31, 2014 and December 31, 2013, the net asset value per Unit of Series A was $1,192.66 and $1,215.27, respectively.

Series B:

Net results for the quarter ended March 31, 2014, were a loss of 1.4% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $207,810. This decrease consisted of income of $569, trading gains of $154,871 and total expenses of $363,250. Expenses included $65,138 in management fees, $35,210 in ongoing offering expenses, $5,282 in operating expenses, $140,839 in selling commissions, $115,088 in brokerage commissions and $1,693 in other expenses. At March 31, 2014 and December 31, 2013, the net asset value per Unit of Series B was $1,282.30 and $1,300.97 respectively.

Fund results for 1st Quarter 2014:

In March, the Fund’s managed futures strategy underperformed. The Fund’s bond positions negatively impacted performance as treasuries fell amid hints from the United States (“U.S.”) government of rate increases in 2015. The Fund’s allocations to energy markets also posted losses, as crude fell modestly due to tensions in Ukraine and a drop in Libyan oil production. The Fund’s positions in the metals, grains and agricultural markets, however, yielded positive returns, helping to offset the losses in other sectors. Among these markets, the Fund’s short positions in London Metal Exchange (“LME”) copper profited on concerns that the rising debt in China will curb copper demand. The fund also benefited from long positions soybean meal and cocoa gained amid poor weather conditions in Brazil.

In February, the Fund’s managed futures strategy yielded positive returns in all market groups apart except for metals, currencies and money markets. The Fund’s positions in bonds sector produced positive results as U.S. stocks rallied amid earnings and jobless claims, while German bonds fell as the European Central Bank (“ECB”) left interest rates unchanged and refrained from additional stimulus. The Fund’s short positions in silver and gold negatively affected performance as gold made experienced its largest monthly gain since July 2013 after investors and speculators chased prices higher on concerns about the pace of the U.S. economic recovery. The Fund’s long positions in crude oil and natural gas yielded profits as the markets continued to climb as cold weather demand pushed prices up in the first three weeks of the month.

In January, the Fund managed futures strategy produced negative results in as positions in the indices and energy sectors underperformed. The Fund’s crude oil positions yielded losses amid speculation that the U.S. Federal Reserve (the “Fed”) would curb stimulus measures further following signs of improvement in the U.S. economy. The Fund’s positions in natural gas helped to minimize losses in the energies sector as it rallied throughout the second half of January due to a reported decrease in inventories to its lowest level in almost four years. The Fund’s positions in the metals markets performed poorly as gold and silver continued to rise on increased demand in Asia. The Fund’s allocations to indices also performed negatively as U.S. indices suffered the largest losses since 2012 on fears over emerging markets resulted in significant selloffs.

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

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. U.S. stock indices rose for a third consecutive month with the Standard and Poor 500 approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector.

The Fund produced positive results in February as unmet expectations for global demand sent commodities lower while unsettling election results in Italy and negative growth renewed European debt concerns. Long positions in equity indices yielded losses for the Fund as European political instability and the slow pace of economic activity again raised concerns over regional finances. The Fund’s long bond positions generated solid returns in treasuries as European debt crisis fears were reignited in reaction to inconclusive Italian election results. Long positions in the money market sector generated favorable returns for the Funds as rising interbank borrowing costs prompted ECB President Mario Draghi to restate the ECB’s readiness to loosen monetary policy, lowering yield expectations. The U.S. dollar strengthened dramatically against a basket of world currencies leading to disappointing results for the Fund’s long positions in counter-currencies. The Fund’s short position in LME aluminum generated healthy returns as anticipated increases in demand had yet to be realized, Chinese production swelled and stockpiles tracked by LME rose for a fifth straight month. After climbing 6% in January, the crude oil complex fell back as the slow pace of recovery across the globe was unable to support a further advance, leading to losses for the Fund’s long positions in the energies sector.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2014 and December 31, 2013.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2013-08

In June 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of the provisions of ASU 2013-08 has not had a material impact on the Fund’s financial statement disclosures.

ASU 2011-11

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended March 31, 2014.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2014:

Series A:
Month	Units Redeemed	NAV per Unit ($)
January 31, 2014	259.051	1,189.44
February 28, 2014	303.500	1,223.28
March 31, 2014	139.729	1,192.65

	702.280

Series B:
Month	Units Redeemed	NAV per Unit ($)
January 31, 2014	635.648	1,261.02
February 28, 2014	428.576	1,327.10
March 31, 2014	157.554	1,282.30

	1,221.778

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2014	SUPERFUND GREEN, L.P.
(Registrant)

		By:	Superfund Capital Management, Inc.
General Partner

		By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

		By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5