Form 10-Q
period 2014-06-30
SUPERFUND GREEN, L.P.
filed 2014-08-08
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2014 and December 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Due from brokers	$6,045,578	$16,073,812
Unrealized gain on futures contracts purchased	436,137	1,125,807
Unrealized gain on futures contracts sold	73,638	567,289
Cash	17,302,432	11,990,898

Total assets	23,857,785	29,757,806

LIABILITIES
Unrealized depreciation on open forward contracts	—	44
Unrealized loss on futures contracts purchased	242,016	447,541
Unrealized loss on futures contracts sold	34,779	427,711
Redemptions payable	1,196,805	1,026,822
Management fees payable	36,451	44,638
Fees payable	19,415	52,699

Total liabilities	1,529,466	1,999,455

NET ASSETS	$22,328,319	$27,758,351

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	0.2%	$55,086
Energy	(0.1)	(32,091)
Financial	0.4	88,345
Food & Fiber	(0.1)	(18,416)
Indices	0.1	20,864
Livestock	0.3	68,150
Metals	0.1	12,183

Total futures contracts purchased	0.9	194,121

Futures contracts sold
Currency	0.0 *	2,837
Energy	(0.0)	(2,260)
Financial	(0.1)	(25,828)
Food & Fiber	0.3	70,678
Indices	(0.0)*	(3,928)
Metals	(0.0)*	(2,640)

Total futures contracts sold	0.2	38,859

Total futures contracts, at fair value	1.0%	$232,980

Futures contracts by country composition
Great Britain	(0.0)*%	$(10,732)
Japan	0.1	15,218
United States	0.9	205,497
Other	0.1	22,997

Total futures contracts by country composition	1.0%	$232,980

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(44)

Total unrealized depreciation on open forward contracts	(0.0)*	(44)

Total forward contracts, at fair value	(0.0)*%	$(44)

Futures contracts purchased
Currency	0.1%	$38,556
Energy	(0.5)	(141,489)
Financial	(0.0)*	(10,479)
Food & Fiber	(0.3)	(78,391)
Indices	2.2	611,530
Livestock	(0.1)	(17,370)
Metals	1.0	275,909

Total futures contracts purchased	2.4	678,266

Futures contracts sold
Currency	0.4	114,493
Financial	0.6	157,642
Food & Fiber	0.4	121,987
Indices	(0.1)	(18,565)
Metals	(0.9)	(235,979)

Total futures contracts sold	0.4	139,578

Total futures contracts, at fair value	2.9%	$817,844

Futures and forward contracts by country composition
Australia	(0.1)%	$(20,634)
Canada	0.3	74,452
European Monetary Union	0.0 *	2,487
Great Britain	0.0 *	1,637
Japan	0.4	103,732
United States	2.1	591,287
Other	0.2	64,839

Total futures and forward contracts by country composition	2.9%	$817,800

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income
Interest income	$604	$953	$1,538	$1,823
Other income	—	2	7	5

Total investment income	604	955	1,545	1,828

Expenses
Selling commission	245,243	356,987	512,481	711,974
Brokerage commissions	139,418	162,728	325,425	403,949
Management fee	113,425	165,108	237,022	329,290
Ongoing offering expenses	—	89,247	66,809	177,995
Operating expenses	9,198	13,387	19,220	26,701
Other	1,947	4,737	4,671	12,087

Total expenses	509,231	792,194	1,165,628	1,661,996

Net investment loss	$(508,627)	$(791,239)	$(1,164,083)	$(1,660,168)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$715,765	$2,342,308	$1,250,144	$6,214,948
Net change in unrealized depreciation on futures and forward contracts	(263,904)	(606,531)	(584,820)	(682,801)

Net gain on investments	$451,861	$1,735,777	$665,324	$5,532,147

Net increase (decrease) in net assets from operations	$(56,766)	$944,538	$(498,759)	$3,871,979

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2014	2013
Increase (decrease) in net assets from operations
Net investment loss	$(1,164,083)	$(1,660,168)
Net realized gain on futures and forward contracts	1,250,144	6,214,948
Net change in unrealized depreciation on futures and forward contracts	(584,820)	(682,801)

Net increase (decrease) in net assets from operations	(498,759)	3,871,979
Capital share transactions
Issuance of Units	645,928	756,822
Redemption of Units	(5,577,201)	(6,538,834)

Net decrease in net assets from capital share transactions	(4,931,273)	(5,782,012)

Net decrease in net assets	(5,430,032)	(1,910,033)
Net assets, beginning of period	27,758,351	34,414,298

Net assets, end of period	$22,328,319	$32,504,265

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(498,759)	$3,871,979
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	10,028,234	2,436,676
Due from affiliate	—	187
Decrease in unrealized appreciation on open forward contracts	—	275,494
Decrease in futures contracts purchased	484,145	1,575,069
Decrease in unrealized depreciation on open forward contracts	(44)	(141,208)
Decrease (increase) in futures contracts sold	100,719	(1,026,554)
Decrease in management fees payable	(8,187)	(4,855)
Decrease in fees payable	(33,284)	(9,528)

Net cash provided by operating activities	10,072,824	6,977,260

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	645,928	756,822
Redemptions, net of change in redemptions payable	(5,407,218)	(7,837,369)

Net cash used in financing activities	(4,761,290)	(7,080,547)

Net increase (decrease) in cash	5,311,534	(103,287)
Cash, beginning of period	11,990,898	18,965,187

Cash, end of period	$17,302,432	$18,861,900

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2014 and December 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Due from brokers	$2,282,817	$6,653,002
Unrealized gain on futures contracts purchased	169,151	419,557
Unrealized gain on futures contracts sold	28,226	217,928
Cash	8,972,755	6,593,319

Total assets	11,452,949	13,883,806

LIABILITIES
Unrealized depreciation on open forward contracts	—	12
Unrealized loss on futures contracts purchased	85,648	177,312
Unrealized loss on futures contracts sold	14,312	167,110
Redemptions payable	624,662	516,586
Management fees payable	17,545	20,921
Fees payable	12,188	27,469

Total liabilities	754,355	909,410

NET ASSETS	$10,698,594	$12,974,396

Number of Units outstanding	9,011.294	10,676.154
Net Asset Value per Unit	$1,187.24	$1,215.27

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2014

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	0.2%		$20,781
Energy	(0.0	)*	(4,679)
Financial	0.3		32,083
Food & Fiber	(0.1)		(7,889)
Indices	0.1		9,954
Livestock	0.3		28,860
Metals	0.0	*	4,393

Total futures contracts purchased	0.8		85,503

Futures contracts sold
Currency	0.0	*	1,042
Energy	(0.0	)*	(640)
Financial	(0.1)		(11,872)
Food & Fiber	0.3		27,184
Indices	(0.0	)*	(988)
Metals	(0.0	)*	(812)

Total futures contracts sold	0.1		13,914

Total futures contracts, at fair value	0.8%		$97,417

Futures contracts by country composition
Great Britain	(0.0	)*%	$(4,174)
Japan	0.0	*	3,301
United States	0.8		89,226
Other	0.1		9,064

Total futures contracts by country composition	0.9%		$97,417

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(12)

Total unrealized depreciation on open forward contracts	(0.0)*	(12)

Total forward contracts, at fair value	(0.0)*%	$(12)

Futures contracts purchased
Currency	0.1%	$14,519
Energy	(0.4)	(58,373)
Financial	(0.0)*	(5,977)
Food & Fiber	(0.2)	(30,616)
Indices	1.7	225,088
Livestock	(0.1)	(6,620)
Metals	0.8	104,224

Total futures contracts purchased	1.9	242,245

Futures contracts sold
Currency	0.3	40,617
Financial	0.5	68,053
Food & Fiber	0.4	48,543
Indices	(0.0)*	(5,775)
Metals	(0.8)	(100,620)

Total futures contracts sold	0.4	50,818

Total futures contracts, at fair value	2.3%	$293,063

Futures and forward contracts by country composition
Australia	(0.1)%	$(10,603)
Canada	0.2	24,170
European Monetary Union	0.0 *	1,333
Great Britain	0.0 *	3,148
Japan	0.2	31,374
United States	1.8	219,921
Other	0.2	23,708

Total futures and forward contracts by country composition	2.3%	$293,051

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income
Interest income	$225	$376	$594	$754
Other income	—	—	3	2

Total investment income	225	376	597	756

Expenses
Selling commission	117,894	168,262	244,293	336,340
Brokerage commissions	53,967	59,802	124,886	152,743
Management fee	54,526	77,822	112,985	155,558
Ongoing offering expenses	—	42,066	31,599	84,086
Operating expenses	4,422	6,310	9,162	12,614
Other	894	1,720	1,925	4,624

Total expenses	231,703	355,982	524,850	745,965

Net investment loss	$(231,478)	$(355,606)	$(524,253)	$(745,209)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$277,859	$1,022,234	$433,674	$2,436,305
Net change in unrealized depreciation on futures and forward contracts	(98,411)	(187,165)	(195,634)	(165,594)

Net gain on investments	$179,448	$835,069	$238,040	$2,270,711

Net increase (decrease) in net assets from operations	$(52,030)	$479,463	$(286,213)	$1,525,502

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(5.51)	$37.08	$(29.12)	$113.95

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(5.42)	$33.26	$(28.03)	$106.59

*	Weighted average number of Units outstanding for Series A for the Three Months Ended June 30, 2014 and June 30, 2013: 9,443.66 and 12,931.86, respectively; and for the Six Months Ended June 30, 2014 and June 30, 2013: 9,828.02 and 13,387.72, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2014	2013
Increase (decrease) in net assets from operations
Net investment loss	$(524,253)	$(745,209)
Net realized gain on futures and forward contracts	433,674	2,436,305
Net change in unrealized depreciation on futures and forward contracts	(195,634)	(165,594)

Net increase (decrease) in net assets from operations	(286,213)	1,525,502
Capital share transactions
Issuance of Units	428,233	267,824
Redemption of Units	(2,417,822)	(2,833,965)

Net decrease in net assets from capital share transactions	(1,989,589)	(2,566,141)

Net decrease in net assets	(2,275,802)	(1,040,639)
Net assets, beginning of period	12,974,396	16,557,336

Net assets, end of period	$10,698,594	$15,516,697

Units, beginning of period	10,676.154	14,646.201
Issuance of Units	360.381	220.355
Redemption of Units	(2,025.241)	(2,323.553)

Units, end of period	9,011.294	12,543.003

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(286,213)	$1,525,502
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	4,370,185	1,614,148
Due from affiliate	—	187
Decrease in unrealized appreciation on open forward contracts	—	82,698
Decrease in futures contracts purchased	158,742	516,623
Decrease in unrealized depreciation on open forward contracts	(12)	(50,280)
Decrease (increase) in futures contracts sold	36,904	(383,447)
Decrease in management fees payable	(3,376)	(2,752)
Decrease in fees payable	(15,281)	(4,795)

Net cash provided by operating activities	4,260,949	3,297,884

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	428,233	267,824
Redemptions, net of change in redemptions payable	(2,309,746)	(3,610,328)

Net cash used in financing activities	(1,881,513)	(3,342,504)

Net increase (decrease) in cash	2,379,436	(44,620)
Cash, beginning of period	6,593,319	10,113,907

Cash, end of period	$8,972,755	$10,069,287

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2014 and December 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Due from brokers	$3,762,761	$9,420,810
Unrealized gain on futures contracts purchased	266,986	706,250
Unrealized gain on futures contracts sold	45,412	349,361
Cash	8,329,677	5,397,579

Total assets	12,404,836	15,874,000

LIABILITIES
Unrealized depreciation on open forward contracts	—	32
Unrealized loss on futures contracts purchased	156,368	270,229
Unrealized loss on futures contracts sold	20,467	260,601
Redemptions payable	572,143	510,236
Management fees payable	18,906	23,717
Fees payable	7,227	25,230

Total liabilities	775,111	1,090,045

NET ASSETS	$11,629,725	$14,783,955

Number of Units outstanding	9,071.409	11,363.782
Net Asset Value per Unit	$1,282.02	$1,300.97

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	0.3%	$34,305
Energy	(0.2)	(27,412)
Financial	0.5	56,262
Food & Fiber	(0.1)	(10,527)
Indices	0.1	10,910
Livestock	0.3	39,290
Metals	0.1	7,790

Total futures contracts purchased	1.0	110,618

Futures contracts sold
Currency	0.0 *	1,795
Energy	(0.0)*	(1,620)
Financial	(0.1)	(13,956)
Food & Fiber	0.4	43,494
Livestock	(0.0)*	(2,940)
Metals	(0.0)*	(1,828)

Total futures contracts sold	0.2	24,945

Total futures contracts, at fair value	1.2%	$135,563

Futures contracts by country composition
Great Britain	(0.1)%	$(6,558)
Japan	0.1	11,917
United States	1.0	116,271
Other	0.1	13,933

Total futures contracts by country composition	1.2%	$135,563

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(32)

Total unrealized depreciation on open forward contracts	(0.0)*	(32)

Total forward contracts, at fair value	(0.0)*%	$(32)

Futures contracts purchased
Currency	0.2%	$24,037
Energy	(0.6)	(83,116)
Financial	(0.0)*	(4,502)
Food & Fiber	(0.3)	(47,775)
Indices	2.5	386,442
Livestock	(0.1)	(10,750)
Metals	1.2	171,685

Total futures contracts purchased	2.9	436,021

Futures contracts sold
Currency	0.5	73,876
Financial	0.6	89,589
Food & Fiber	0.5	73,444
Indices	(0.1)	(12,790)
Metals	(0.9)	(135,359)

Total futures contracts sold	0.6	88,760

Total futures contracts, at fair value	3.5%	$524,781

Futures and forward contracts by country composition
Australia	(0.1)%	$(10,031)
Canada	0.3	50,282
European Monetary Union	0.0 *	1,154
Great Britain	(0.0)*	(1,511)
Japan	0.5	72,358
United States	2.5	371,366
Other	0.3	41,131

Total futures and forward contracts by country composition	3.5%	$524,749

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income
Interest income	$379	$577	$944	$1,069
Other income	—	2	4	3

Total investment income	379	579	948	1,072

Expenses
Selling commission	127,349	188,725	268,188	375,634
Brokerage commissions	85,451	102,926	200,539	251,206
Management fee	58,899	87,286	124,037	173,732
Ongoing offering expenses	—	47,181	35,210	93,909
Operating expenses	4,776	7,077	10,058	14,087
Other	1,053	3,017	2,746	7,463

Total expenses	277,528	436,212	640,778	916,031

Net investment loss	$(277,149)	$(435,633)	$(639,830)	$(914,959)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$437,906	$1,320,074	$816,470	$3,778,643
Net change in unrealized depreciation on futures and forward contracts	(165,493)	(419,366)	(389,186)	(517,207)

Net gain on investments	$272,413	$900,708	$427,284	$3,261,436

Net increase (decrease) in net assets from operations	$(4,736)	$465,075	$(212,546)	$2,346,477

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	(0.49)	34.41	(21.30)	165.91

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	(0.28)	26.13	(18.95)	149.31

*	Weighted average number of Units outstanding for Series B for the Three Months Ended June 30, 2014 and June 30, 2013: 9,657.22 and 13,514.74, respectively; and for the Six Months Ended June 30, 2014 and June 30, 2013: 9,977.56 and 14,143.24, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2014	2013
Increase (decrease) in net assets from operations
Net investment loss	$(639,830)	$(914,959)
Net realized gain on futures and forward contracts	816,470	3,778,643
Net change in unrealized depreciation on futures and forward contracts	(389,186)	(517,207)

Net increase (decrease) in net assets from operations	(212,546)	2,346,477
Capital share transactions
Issuance of Units	217,695	488,998
Redemption of Units	(3,159,379)	(3,704,869)

Net decrease in net assets from capital share transactions	(2,941,684)	(3,215,871)

Net decrease in net assets	(3,154,230)	(869,394)
Net assets, beginning of period	14,783,955	17,856,962

Net assets, end of period	$11,629,725	$16,987,568

Units, beginning of period	11,363.782	15,682.537
Issuance of Units	169.100	362.847
Redemption of Units	(2,461.473)	(2,855.847)

Units, end of period	9,071.409	13,189.537

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(212,546)	$2,346,477
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	5,658,049	822,528
Decrease in unrealized appreciation on open forward contracts	—	192,796
Decrease in futures contracts purchased	325,403	1,058,446
Increase in unrealized depreciation on open forward contracts	(32)	(90,928)
Decrease in futures contracts sold	63,815	(643,107)
Decrease in management fees payable	(4,811)	(2,103)
Decrease in fees payable	(18,003)	(4,733)

Net cash provided by operating activities	5,811,875	3,679,376

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	217,695	488,998
Redemptions, net of change in redemptions payable	(3,097,472)	(4,227,041)

Net cash used in financing activities	(2,879,777)	(3,738,043)

Net increase (decrease) in cash	2,932,098	(58,667)
Cash, beginning of period	5,397,579	8,851,280

Cash, end of period	$8,329,677	$8,792,613

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2014

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of June 30, 2014, the Fund had on deposit $5,043,164 at ADM Investor Services, Inc. and $1,002,410 at Barclays Capital Inc. As of June 30, 2014, Series A had on deposit $1,853,764 at ADM Investor Services, Inc. and $429,053 at Barclays Capital Inc. As of June 30, 2014, Series B had on deposit $3,189,400 at ADM Investor Services, Inc. and $573,357 at Barclays Capital Inc.

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

3. Fair Value Measurements

The Fund follows ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarters ended June 30, 2014 and June 30, 2013, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2014 and December 31, 2013:

Superfund Green, L.P.

	Balance June 30, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$73,638	$73,638	$—	$—
Futures contracts purchased	436,137	436,137	—	—

Total Assets Measured at Fair Value	$509,775	$509,775	$—	$—

LIABILITIES
Futures contracts sold	$34,779	$34,779	$—	$—
Futures contracts purchased	242,016	242,016	—	—

Total Liabilities Measured at Fair Value	$276,795	$276,795	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$567,289	$567,289	$—	$—
Futures contracts purchased	1,125,807	1,125,807	—	—

Total Assets Measured at Fair Value	$1,693,096	$1,693,096	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$44	$—	$44	$—
Futures contracts sold	427,711	427,711	—	—
Futures contracts purchased	447,541	447,541	—	—

Total Liabilities Measured at Fair Value	$875,296	$875,252	$44	$—

Superfund Green, L.P. – Series A

	Balance June 30, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$28,226	$28,226	$—	$—
Futures contracts purchased	169,151	169,151	—	—

Total Assets Measured at Fair Value	$197,377	$197,377	$—	$—

LIABILITIES
Futures contracts sold	$14,312	$14,312	$—	$—
Futures contracts purchased	85,648	85,648	—	—

Total Liabilities Measured at Fair Value	$99,960	$99,960	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$217,928	$217,928	$—	$—
Futures contracts purchased	419,557	419,557	—	—

Total Assets Measured at Fair Value	$637,485	$637,485	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$12	$—	$12	$—
Futures contracts sold	167,110	167,110	—	—
Futures contracts purchased	177,312	177,312	—	—

Total Liabilities Measured at Fair Value	$344,434	$344,422	$12	$—

Superfund Green, L.P. – Series B

	Balance June 30, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$45,412	$45,412	$—	$—
Futures contracts purchased	266,986	266,986	—	—

Total Assets Measured at Fair Value	$312,398	$312,398	$—	$—

LIABILITIES
Futures contracts sold	$20,467	$20,467	$—	$—
Futures contracts purchased	156,368	156,368	—	—

Total Liabilities Measured at Fair Value	$176,835	$176,835	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$349,361	$349,361	$—	$—
Futures contracts purchased	706,250	706,250	—	—

Total Assets Measured at Fair Value	$1,055,611	$1,055,611	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$32	$—	$32	$—
Futures contracts sold	260,601	260,601	—	—
Futures contracts purchased	270,229	270,229	—	—

Total Liabilities Measured at Fair Value	$530,862	$530,830	$32	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2014	Liability Derivatives at June 30, 2014	Net
Futures contracts	Futures contracts purchased	$436,137	$(242,016)	$194,121
Futures contracts	Futures contracts sold	73,638	(34,779)	38,859

Totals		$509,775	$(276,795)	$232,980

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(44)	$(44)
Futures contracts	Futures contracts purchased	1,125,807	(447,541)	678,266
Futures contracts	Futures contracts sold	567,289	(427,711)	139,578

Totals		$1,693,096	$(875,296)	$817,800

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(3,254)	$492
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	719,019	(264,396)

Total		$715,765	$(263,904)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(178,877)	$44
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,429,021	(584,864)

Total		$1,250,144	$(584,820)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(115,199)	$(83,281)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,457,507	(523,250)

Total		$2,342,308	$(606,531)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(440,184)	$(134,286)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	6,655,132	(548,515)

Total		$6,214,948	$(682,801)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2014 and December 31, 2013:

	As June 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$78,649	0.4		$(23,563)	(0.1)	$2,837	0.0	*	$—	—		$57,923
Financial	88,345	0.4		—	—	—	—		(25,828)	(0.1)		62,517
Food & Fiber	7,091	0.0	*	(25,507)	(0.1)	70,801	0.3		(123)	(0.0	)*	52,262
Indices	108,624	0.5		(87,760)	(0.4)	—	—		(3,928)	(0.0	)*	16,936
Metals	14,499	0.1		(2,316)	(0.0)*	—	—		(2,640)	(0.0	)*	9,543
Energy	70,781	0.3		(102,872)	(0.5)	—	—		(2,260)	(0.0	)*	(34,351)
Livestock	68,150	0.3		—	—	—	—		—	—		68,150

Totals	$436,139	2.0		$(242,018)	(1.1)	$73,638	0.3		$(34,779)	(0.2)		$232,980

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(44)	(0.0)*	$(44)
Currency	65,637	0.2		(27,081)	(0.1)	122,158	0.4		(7,665)	(0.0)*	153,049
Financial	4,949	0.0	*	(15,428)	(0.1)	176,082	0.6		(18,440)	(0.1)	147,163
Food & Fiber	14,080	0.1		(92,471)	(0.3)	122,152	0.4		(165)	(0.0)*	43,596
Indices	643,153	2.3		(31,623)	(0.1)	168	0.0	*	(18,733)	(0.1)	592,965
Metals	275,909	1.0		—	—	146,729	0.5		(382,708)	(1.4)	39,930
Livestock	—	—		(17,370)	(0.1)	—	—		—	—	(17,370)
Energy	122,079	0.4		(263,568)	(0.9)	—	—		—	—	(141,489)

Totals	$1,125,807	4.1		$(447,541)	(1.6)	$567,289	2.0		$(427,755)	(1.5)	$817,800

*	Due to rounding

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	32	32	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	837	181
Financial	2,790	453
Food & Fiber	131	168
Indices	2,170	90
Metals	680	428
Energy	575	72
Livestock	92	—

Total	7,307	1,424

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	123	108	$417,693	$475,268

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	589	553
Financial	4,123	1,388
Food & Fiber	411	416
Indices	2,218	646
Metals	758	410
Energy	599	582
Livestock	13	71

Total	8,834	4,174

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(3,254)	$492	$(2,762)
Currency	(433,226)	59,927	(373,299)
Financial	157,311	47,680	204,991
Food & Fiber	251,734	(145,866)	105,868
Indices	645,368	(5,195)	640,173
Metals	(129,905)	(228,286)	(358,191)
Livestock	45,900	53,170	99,070
Energy	181,837	(45,826)	136,011

Total net trading gains (losses)	$715,765	$(263,904)	$451,861

	For the Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(178,877)	$44	$(178,833)
Currency	(425,089)	(95,126)	(520,215)
Financial	1,185,829	(84,646)	1,101,183
Food & Fiber	565,586	8,666	574,252
Indices	594,159	(576,029)	18,130
Metals	(500,387)	(30,387)	(530,774)
Livestock	490,330	85,520	575,850
Energy	(481,407)	107,138	(374,269)

Total net trading gains (losses)	$1,250,144	$(584,820)	$665,324

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(115,199)	$(83,281)	$(198,480)
Currency	(487,582)	(372,473)	(860,055)
Financial	229,462	(381,956)	(152,494)
Food & Fiber	(730,884)	348,103	(382,781)
Indices	(77,280)	114,029	36,749
Metals	4,007,472	(75,234)	3,932,238
Livestock	92,180	(23,370)	68,810
Energy	(575,861)	(132,349)	(708,210)

Total net trading gains (losses)	$2,342,308	$(606,531)	$1,735,777

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(440,184)	$(134,286)	$(574,470)
Currency	(405,408)	(670,014)	(1,075,422)
Financial	125,177	(139,396)	(14,219)
Food & Fiber	(788,832)	(89,955)	(878,787)
Indices	2,630,743	(275,973)	2,354,770
Metals	4,863,952	921,248	5,785,200
Livestock	354,350	(3,880)	350,470
Energy	(124,850)	(290,545)	(415,395)

Total net trading gains (losses)	$6,214,948	$(682,801)	$5,532,147

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2014	Liability Derivatives at June 30, 2014	Net
Futures contracts	Futures contracts purchased	$169,151	$(85,648)	$83,503
Futures contracts	Futures contracts sold	28,226	(14,312)	13,914

Totals		$197,377	$(99,960)	$97,417

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(12)	$(12)
Futures contracts	Futures contracts purchased	419,557	(177,312)	242,245
Futures contracts	Futures contracts sold	217,928	(167,110)	50,818

Totals		$637,485	$(344,434)	$293,051

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(1,009)	$174
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	278,868	(98,585)

Total		$277,859	$(98,411)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(68,091)	$12
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	501,765	(195,646)

Total		$433,674	$(195,634)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(31,218)	$(30,185)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,053,452	(156,980)

Total		$1,022,234	$(187,165)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(183,714)	$(32,418)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,620,019	(133,176)

Total		$2,436,305	$(165,594)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$29,994	0.3		$(9,213)	(0.1)	$1,042	0.0	*	$—	—		$21,823
Financial	32,083	0.3		—	—	—	—		(11,872)	(0.1)		20,211
Food & Fiber	2,799	0.0	*	(10,688)	(0.1)	27,184	0.3		—	—		19,295
Indices	41,466	0.4		(31,512)	(0.3)	—	—		(988)	(0.0	)*	8,966
Metals	5,452	0.1		(1,059)	(0.0)*	—	—		(812)	(0.0	)*	3,581
Energy	28,498	0.3		(33,177)	(0.3)	—	—		(640)	(0.0	)*	(5,319)
Livestock	28,860	0.3		—	—	—	—		—	—		28,860

Totals	$169,152	1.6		$(85,649)	(0.8)	$28,226	0.3		$(14,312)	(0.1)		$97,417

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(12)	(0.0	)*	$(12)
Currency	25,369	0.2		(10,850)	(0.1)	43,758	0.3		(3,141)	(0.0	)*	55,136
Financial	—	—		(5,977)	(0.0)*	75,733	0.6		(7,680)	(0.1)		62,076
Food & Fiber	4,790	0.0	*	(35,406)	(0.3)	48,543	0.4		—	—		17,927
Indices	240,531	1.9		(15,443)	(0.1)	56	0.0	*	(5,831)	(0.0	)*	219,313
Metals	104,224	0.8		—	—	49,838	0.4		(150,458)	(1.2)		3,604
Livestock	—	—		(6,620)	(0.1)	—	—		—	—		(6,620)
Energy	44,644	0.3		(103,017)	(0.8)	—	—		—	—		(58,373)

Totals	$419,558	3.2		$(177,313)	(1.4)	$217,928	1.7		$(167,122)	(1.3)		$293,051

*	Due to rounding

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	15	16	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	329	165
Financial	1,093	185
Food & Fiber	47	65
Indices	843	33
Metals	257	161
Energy	214	29
Livestock	33	—

Total	2,831	654

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	51	43	$154,473	$174,347

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	222	206
Financial	1,532	522
Food & Fiber	150	149
Indices	807	243
Metals	282	147
Energy	214	198
Livestock	5	25

Total	3,263	1,533

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(1,009)	$174	$(835)
Currency	(155,676)	22,831	(132,845)
Financial	46,434	3,777	50,211
Food & Fiber	96,313	(54,078)	42,235
Indices	265,886	(1,778)	264,108
Metals	(25,574)	(90,694)	(116,268)
Livestock	10,010	24,500	34,510
Energy	41,475	(3,143)	38,332

Total net trading gains (losses)	$277,859	$(98,411)	$179,448

	For the Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(68,091)	$12	$(68,079)
Currency	(155,846)	(33,313)	(189,159)
Financial	426,098	(41,865)	384,233
Food & Fiber	214,814	1,368	216,182
Indices	255,010	(210,347)	44,663
Metals	(167,971)	(23)	(167,994)
Livestock	168,770	35,480	204,250
Energy	(239,110)	53,054	(186,056)

Total net trading gains (losses)	$433,674	$(195,634)	$238,040

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(31,218)	$(30,185)	$(61,403)
Currency	(174,535)	(127,435)	(301,970)
Financial	85,855	(154,659)	(68,804)
Food & Fiber	(286,227)	128,431	(157,796)
Indices	(18,934)	32,944	14,010
Metals	1,555,330	(12,051)	1,543,279
Livestock	26,740	(1,910)	24,830
Energy	(134,777)	(22,300)	(157,077)

Total net trading gains (losses)	$1,022,234	$(187,165)	$835,069

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(183,714)	$(32,418)	$(216,132)
Currency	(142,941)	(236,982)	(379,923)
Financial	37,694	(65,846)	(28,152)
Food & Fiber	(303,383)	(34,745)	(338,128)
Indices	965,306	(85,744)	879562
Metals	1,869,402	381,411	2,250,813
Livestock	132,850	620	133,470
Energy	61,091	(91,890)	(30,799)

Total net trading gains (losses)	$2,436,305	$(165,594)	$2,270,711

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2014	Liability Derivatives at June 30, 2014	Net
Futures contracts	Futures contracts purchased	$266,986	$(156,368)	$110,618
Futures contracts	Futures contracts sold	45,412	(20,467)	24,945

Totals		$312,398	$(176,835)	$135,563

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statements of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(32)	$(32)
Futures contracts	Futures contracts purchased	706,250	(270,229)	436,021
Futures contracts	Futures contracts sold	349,361	(260,601)	88,760

Totals		$1,055,611	$(530,862)	$524,749

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(2,245)	$318
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	440,151	(165,811)

Total		$439,906	$(165,493)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(110,786)	$32
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	927,256	(389,218)

Total		$816,470	$(389,186)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(83,981)	$(53,096)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,404,055	(366,270)

Total		$1,320,074	$(419,366)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(256,470)	$(101,868)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	4,035,113	(415,339)

Total		$3,778,643	$(517,207)

Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$48,655	0.4		$(14,350)	(0.1)	$1,795	0.0	*	$—	—	$36,100
Financial	56,262	0.5		—	—	—	—		(13,956)	(0.1)	42,306
Food & Fiber	4,292	0.0	*	(14,819)	(0.1)	43,617	0.4		(123)	(0.0)	32,967
Indices	67,158	0.6		(56,248)	(0.5)	—	—		(2,940)	(0.0)*	7,970
Metals	9,047	0.1		(1,257)	(0.0)*	—	—		(1,828)	(0.0)	5,962
Energy	42,283	0.4		(69,695)	(0.6)	—	—		(1,620)	(0.0)	(29,032)
Livestock	39,290	0.3		—	—	—	—		—	—	39,290

Totals	$266,987	2.3		$(156,369)	(1.3)	$45,412	0.4		$(20,467)	(0.2)	$135,563

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(32)	(0.0)*	$(32)
Currency	40,268	0.3		(16,231)	(0.1)	78,400	0.5		(4,524)	(0.0)*	97,913
Financial	4,949	0.0	*	(9,451)	(0.1)	100,349	0.7		(10,760)	(0.1)	85,087
Food & Fiber	9,290	0.1		(57,065)	(0.4)	73,609	0.5		(165)	(0.0)*	25,669
Indices	402,622	2.7		(16,180)	(0.1)	112	0.0	*	(12,902)	(0.1)	373,652
Metals	171,685	1.2		—	—	96,891	0.7		(232,250)	(1.6)	36,326
Livestock	—	—		(10,750)	0.1	—	—		—	—	(10,750)
Energy	77,435	0.5		(160,551)	(1.1)	—	—		—	—	(83,116)

Totals	$706,249	4.8		$(270,228)	(1.8)	$349,361	2.4		$(260,633)	(1.8)	$524,749

*	Due to rounding

Series B average* monthly contract volume by market sector as of quarter ended June 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	17	16	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	508	16
Financial	1,697	268
Food & Fiber	84	103
Indices	1,327	57
Metals	423	267
Energy	361	43
Livestock	59	—

Total	4,476	770

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	72	65	$263,220	$300,921

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	367	347
Financial	2,591	866
Food & Fiber	261	267
Indices	1,411	403
Metals	476	263
Energy	385	384
Livestock	8	46

Total	5,571	2,641

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,245)	$318	$(1,927)
Currency	(277,550)	37,096	(240,454)
Financial	110,877	43,903	154,780
Food & Fiber	155,421	(91,788)	63,633
Indices	379,482	(3,417)	376,065
Metals	(104,331)	(137,592)	(241,923)
Livestock	35,890	28,670	64,560
Energy	140,362	(42,683)	97,679

Total net trading gains (losses)	$437,906	$(165,493)	$272,413

	For the Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(110,786)	$32	$(110,754)
Currency	(269,243)	(61,813)	(331,056)
Financial	759,731	(42,781)	716,950
Food & Fiber	350,772	7,298	358,070
Indices	339,149	(365,682)	(26,533)
Metals	(332,416)	(30,364)	(362,780)
Livestock	321,560	50,040	371,600
Energy	(242,297)	54,084	(188,213)

Total net trading gains (losses)	$816,470	$(389,186)	$427,284

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(83,981)	$(53,096)	$(137,077)
Currency	(313,047)	(245,038)	(558,085)
Financial	143,607	(227,297)	(83,690)
Food & Fiber	(444,657)	219,672	(224,985)
Indices	(58,346)	81,085	22,739
Metals	2,452,142	(63,183)	2,388,959
Livestock	65,440	(21,460)	43,980
Energy	(441,084)	(110,049)	(551,133)

Total net trading gains (losses)	$1,320,074	$(419,366)	$900,708

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(256,470)	$(101,868)	$(358,338)
Currency	(262,467)	(433,032)	(695,499)
Financial	87,483	(73,550)	13,933
Food & Fiber	(485,449)	(55,210)	(540,659)
Indices	1,665,437	(190,229)	1,475,208
Metals	2,994,550	539,837	3,534,387
Livestock	221,500	(4,500)	217,000
Energy	(185,941)	(198,655)	(384,596)

Total net trading gains (losses)	$3,778,643	$(517,207)	$3,261,436

5. Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2014 and December 31, 2013, there were no amounts due to brokers.

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

7. Related party transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, a portion of the Fund’s brokerage fees will be paid to the clearing brokers for execution and clearing costs and the balance will be paid to Superfund Capital Management for providing services akin to services provided by an introducing broker. Superfund USA, LLC an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statements of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund.

8. Financial highlights

Financial highlights for the period January 1 through June 30 are as follows:

	2014		2013
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(2.3)%	(1.5)%	9.4%	13.1%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(2.3)%	(1.5)%	9.4%	13.1%

Ratios to average partners’ capital**
Operating expenses before incentive fees	4.3%	4.7%	4.5%	4.9%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	4.3%	4.7%	4.5%	4.9%

Net investment loss	(4.3)%	(4.7)%	(4.5)%	(4.9)%

Net asset value per unit, beginning of period	$1,215.27	$1,300.97	$1,130.49	$1,138.65
Net investment loss	(51.19)	(60.79)	(54.21)	(62.71)
Net gain on investments	23.16	41.84	160.80	212.02

Net asset value per unit, end of period	$1,187.24	$1,282.02	$1,237.08	$1,287.96

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(29.12)	$(21.30)	$113.95	$165.91

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(28.03)	$(18.95)	$106.59	$149.31

Financial highlights for the period April 1 through June 30 are as follows:

	2014		2013
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(0.5)%	0.0%	2.8%	2.1%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(0.5)%	0.0%	2.8%	2.1%

Ratios to average partners’ capital**
Operating expenses before incentive fees	2.0%	2.2%	2.1%	2.4%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	2.0%	2.2%	2.1%	2.4%

Net investment loss	(2.0)%	(2.2)%	(2.1)%	(2.4)%

Net asset value per unit, beginning of period	$1,192.66	$1,282.30	$1,203.82	$1,261.83
Net investment loss	(23.32)	(27.73)	(27.02)	(31.50)
Net gain on investments	17.90	27.45	60.28	57.63

Net asset value per unit, end of period	$1,187.24	$1,282.02	$1,237.08	$1,287.96

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(5.51)	$(0.49)	$37.08	$34.41

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(5.42)	$(0.28)	$33.26	$26.13

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $509,775 and $276,795, respectively, at June 30, 2014.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $197,377 and $99,960, respectively, at June 30, 2014.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $312,398 and $176,835, respectively, at June 30, 2014.

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

The majority of these instruments mature within one year of June 30, 2014. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2014, the Fund has accepted subscriptions totaling $434,116 and redemptions over the same period totaled $3,158,937. For the quarter ended June 30, 2014, subscriptions totaling $330,707 in Series A and $1,113,803 in Series B have been accepted and redemptions over the same period totaled $103,409 in Series A and $1,216,986 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014

Series A:

Net results for the quarter ended June 30, 2014, were a loss of 2.3% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $52,030. This decrease consisted of income of $225, trading gains of $179,448 and total expenses of $231,703. Expenses included $54,526 in management fees, $4,422 in operating expenses, $117,894 in selling commissions, $53,967 in brokerage commissions and $894 in other expenses. At June 30, 2014 and December 31, 2013, the net asset value per Unit of Series A was $1,187.24 and $1,215.27, respectively.

Series B:

Net results for the quarter ended June 30, 2014, were a loss of 1.5% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $4,736. This decrease consisted of income of $379, trading gains of $272,413 and total expenses of $277,528. Expenses included $58,899 in management fees, $4,776 in operating expenses, $127,349 in selling commissions, $85,451 in brokerage commissions and $1,053 in other expenses. At June 30, 2014 and December 31, 2013, the net asset value per Unit of Series B was $1,282.02 and $1,300.97 respectively.

Fund results for 2nd Quarter 2014:

In April, the Fund produced negative results, with long positions in U.S. stock indices suffering as the S&P500 retraced from record highs. The Fund’s long positions in United States (“U.S.”) ten-year treasury notes also yielded negative returns. These losses were partially offset by positive performance from the Fund’s long Euro-bund positions. The Fund’s short positions in natural gas and crude oil produced negative results in April as tensions and political crisis in the Ukraine remained high and rising fears that any full-scale armed conflict in the region would disrupt supplies and send oil and gas prices higher. The Fund’s short positions in COMEX gold and silver remained flat as the improving U.S and European economies helped to pressure gold prices.

In May, the Fund’s trading strategies produced strong positive performance, mainly due to allocations to the bond, stock index and metal markets. The Fund’s long positions in the CME S&P500 yielded positive returns as the index continued to break all-time highs as manufacturing indices indicated that economic growth would rebound in the second quarter. The Fund’s short positions in COMEX gold and silver also produced strong results as strong U.S. economic data eroded the metal’s “safe-haven” appeal. The Fund’s allocations to currencies produced negative results in May. The Euro tumbled from an almost 2.5-year high as European Central Bank (“ECB”) President Mario Draghi said that it would be open to taking further measures to support the Euro-zone economy. The ECB signal of a potential interest-rate cut has also weighed on the Euro.

In June, the Fund yielded slightly negative results as positions in the bond and metal markets suffered. The Fund’s short positions in COMEX gold lost ground as gold gained amid concerns regarding rising violence in Iraq. The Fund’s allocations to the energy, agricultural and equity markets all produced positive results, helping to partially offset the losses from the Fund’s bond and metal positions. The Fund’s long crude oil positions gained as violence in Iraq escalated, threatening the output of OPEC’s second largest producer. The Fund’s short positions in corn and soybeans gained as corn dropped to a five-month low and soybean experienced its biggest slump in five years as USDA reports showed farmers will plant record acreage. The Fund’s long E-mini S&P500 positions gained as the index continued to break record highs with its sixth straight quarterly gain.

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

Fund results for 1st Quarter 2014:

In March, the Fund’s managed futures strategy underperformed. The Fund’s bond positions negatively impacted performance as treasuries fell amid hints from the U.S. government of rate increases in 2015. The Fund’s allocations to energy markets also posted losses, as crude fell modestly due to tensions in Ukraine and a drop in Libyan oil production. The Fund’s positions in the metals, grains and agricultural markets, however, yielded positive returns, helping to offset the losses in other sectors. Among these markets, the Fund’s short positions in London Metal Exchange (“LME”) copper profited on concerns that the rising debt in China will curb copper demand. The fund also benefited from long positions soybean meal and cocoa gained amid poor weather conditions in Brazil.

In February, the Fund’s managed futures strategy yielded positive returns in all market groups apart except for metals, currencies and money markets. The Fund’s positions in bonds sector produced positive results as U.S. stocks rallied amid earnings and jobless claims, while German bonds fell as the ECB left interest rates unchanged and refrained from additional stimulus. The Fund’s short positions in silver and gold negatively affected performance as gold made experienced its largest monthly gain since July 2013 after investors and speculators chased prices higher on concerns about the pace of the U.S. economic recovery. The Fund’s long positions in crude oil and natural gas yielded profits as the markets continued to climb as cold weather demand pushed prices up in the first three weeks of the month.

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

In May, the Fund yielded disappointing results due primarily to its positions in the bonds and energies sectors. The Fund’s long natural gas positions negatively affected performance amid reports from the U.S. Energy Information Administration of rising inventories. The U.S. Environmental Protection Agency also issued reports downplaying the environmental impact of natural gas fracking. The Fund’s long soybean positions produced sold returns in May as China, the world’s largest soybean consumer, continued to show increased demand.

In April, the Fund’s strategies posted strong returns amidst high volatility in several key markets. The Fund’s positions in the metals sector generated positive returns, as did its long natural gas positions. The Fund’s allocation to the grains sector suffered in April after the U.S. Department of Agricultures reported that farmers had planted 2 million more acres of corn than expected.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2014 and December 31, 2013.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended June 30, 2014.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2014:

Series A:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2014	327.259	1,177.93
May 31, 2014	469.498	1,196.52
June 30, 2014	526.200	1,187.24
	1,322.957

Series B:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2014	317.523	1,261.41
May 31, 2014	475.868	1,291.39
June 30, 2014	446.302	1,282.02

	1,239.693

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	SUPERFUND GREEN, L.P.
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