Form 10-Q
period 2014-09-30
SUPERFUND GREEN, L.P.
filed 2014-11-13
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. Series A and Superfund Green, L.P. Series B are included in Item 1:

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2014 and December 31, 2013

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS

Due from brokers	$8,229,591	$16,073,812

Unrealized gain on futures contracts purchased	222,589	1,125,807

Unrealized gain on futures contracts sold	566,715	567,289

Cash	13,492,187	11,990,898

Total assets	22,511,082	29,757,806

LIABILITIES

Unrealized depreciation on open forward contracts	—	44

Unrealized loss on futures contracts purchased	364,776	447,541

Unrealized loss on futures contracts sold	27,029	427,711

Redemptions payable	458,543	1,026,822

Management fees payable	34,189	44,638

Fees payable	19,183	52,699

Total liabilities	903,720	1,999,455

NET ASSETS	$21,607,362	$27,758,351

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.1)%	$(17,175)
Energy	(0.2)	(37,497)
Financial	0.3	69,641
Food & Fiber	(0.0)*	(2,355)
Indices	(0.6)	(122,734)
Livestock	0.2	42,770
Metals	(0.3)	(74,837)

Total futures contracts purchased	(0.7)	(142,187)

Futures contracts sold
Currency	0.5	108,817
Energy	0.3	70,305
Financial	0.0 *	3,156
Food & Fiber	0.6	119,603
Indices	0.1	24,337
Metals	1.0	213,468

Total futures contracts sold	2.5	539,686

Total futures contracts, at fair value	1.8%	$397,499

Futures contracts by country composition
Australia	(0.1)%	$(11,688)
Canada	(0.2)	(41,712)
European Monetary Union	0.0 *	4,434
Great Britain	0.1	18,035
Japan	(0.0)*	(59)
United States	1.7	370,572
Other	0.3	57,917

Total futures contracts by country composition	1.8%	$397,499

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(44)

Total unrealized depreciation on open forward contracts	(0.0)*	(44)

Total forward contracts, at fair value	(0.0)*%	$(44)

Futures contracts purchased
Currency	0.1%	$38,556
Energy	(0.5)	(141,489)
Financial	(0.0)*	(10,479)
Food & Fiber	(0.3)	(78,391)
Indices	2.2	611,530
Livestock	(0.1)	(17,370)
Metals	1.0	275,909

Total futures contracts purchased	2.4	678,266

Futures contracts sold
Currency	0.4	114,493
Financial	0.6	157,642
Food & Fiber	0.4	121,987
Indices	(0.1)	(18,565)
Metals	(0.9)	(235,979)

Total futures contracts sold	0.4	139,578

Total futures contracts, at fair value	2.8%	$817,844

Futures and forward contracts by country composition
Australia	(0.1)%	$(20,634)
Canada	0.3	74,452
European Monetary Union	0.0 *	2,487
Great Britain	0.0 *	1,637
Japan	0.4	103,732
United States	2.1	591,287
Other	0.2	64,839

Total futures and forward contracts by country composition	2.9%	$817,800

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income
Interest income	$576	$669	$2,114	$2,492
Other income	7	1	14	6

Total investment income	583	670	2,128	2,498

Expenses
Selling commission	222,965	311,161	735,446	1,023,135
Brokerage commissions	110,951	133,370	436,376	537,319
Management fee	103,122	143,912	340,144	473,202
Ongoing offering expenses	—	77,790	66,809	255,785
Operating expenses	8,361	11,668	27,581	38,369
Other	5,807	3,389	10,478	15,476

Total expenses	451,206	681,290	1,616,834	2,343,286

Net investment loss	$(450,623)	$(680,620)	$(1,614,706)	$(2,340,788)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$1,645,756	$(350,857)	$2,895,900	$5,864,091
Net change in unrealized appreciation (depreciation) on futures and forward contracts	164,519	(903,997)	(420,301)	(1,586,798)

Net gain (loss) on investments	$1,810,275	$(1,254,854)	$2,475,599	$4,277,293

Net increase (decrease) in net assets from operations	$1,359,652	$(1,935,474)	$860,893	$1,936,505

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(1,614,706)	$(2,340,788)
Net realized gain on futures and forward contracts	2,895,900	5,864,091
Net change in unrealized depreciation on futures and forward contracts	(420,301)	(1,586,798)

Net increase in net assets from operations	860,893	1,936,505

Capital share transactions
Issuance of Units	811,597	1,008,292
Redemption of Units	(7,823,479)	(8,616,176)

Net decrease in net assets from capital share transactions	(7,011,882)	(7,607,884)

Net decrease in net assets	(6,150,989)	(5,671,379)

Net assets, beginning of period	27,758,351	34,414,298

Net assets, end of period	$21,607,362	$28,742,919

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase in net assets from operations	$860,893	$1,936,505
Adjustment to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	7,844,221	4,197,186
Decrease in due from affiliate	—	187
Decrease in unrealized appreciation on open forward contracts	—	299,541
Decrease in futures contracts purchased	820,453	1,229,303
Decrease in unrealized depreciation on open forward contracts	(44)	(176,651)
Increase (decrease) in futures contracts sold	(400,108)	234,605
Decrease in management fees payable	(10,449)	(10,516)
Decrease in fees payable	(33,516)	(18,525)

Net cash provided by operating activities	9,081,450	7,691,635

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	811,597	1,043,292
Redemptions, net of change in redemptions payable	(8,391,758)	(9,803,729)

Net cash used in financing activities	(7,580,161)	(8,760,437)

Net increase (decrease) in cash	1,501,289	(1,068,802)

Cash, beginning of period	11,990,898	18,965,187

Cash, end of period	$13,492,187	$17,896,385

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2014 and December 31, 2013

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS

Due from brokers	$3,211,643	$6,653,002

Unrealized gain on futures contracts purchased	75,362	419,557

Unrealized gain on futures contracts sold	199,479	217,928

Cash	7,385,266	6,593,319

Total assets	10,871,750	13,883,806

LIABILITIES

Unrealized depreciation on open forward contracts	—	12

Unrealized loss on futures contracts purchased	134,204	177,312

Unrealized loss on futures contracts sold	10,650	167,110

Redemptions payable	158,502	516,586

Management fees payable	16,576	20,921

Fees payable	11,975	27,469

Total liabilities	331,907	909,410

NET ASSETS	$10,539,843	$12,974,396

Number of Units outstanding	8,465.232	10,676.154

Net Asset Value per Unit	$1,245.07	$1,215.27

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.1)%	$(6,488)
Energy	(0.2)	(18,791)
Financial	0.2	23,541
Food & Fiber	0.0 *	405
Indices	(0.4)	(41,716)
Livestock	0.2	16,480
Metals	(0.3)	(32,273)

Total futures contracts purchased	(0.5)	(58,842)

Futures contracts sold
Currency	0.3	32,284
Energy	0.2	24,918
Financial	0.0 *	1,459
Food & Fiber	0.4	43,328
Indices	0.1	9,967
Metals	0.7	76,873

Total futures contracts sold	1.6	188,829

Total futures contracts, at fair value	1.1%	$129,987

Futures contracts by country composition
Australia	(0.0)*%	$(4,929)
Canada	(0.1)	(15,606)
European Monetary Union	0.0 *	1,636
Great Britain	0.1	7,000
Japan	(0.0)*	(4,400)
United States	1.0	119,556
Other	0.3	26,730

Total futures contracts by country composition	1.1%	$129,987

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(12)

Total unrealized depreciation on open forward contracts	(0.0)*	(12)

Total forward contracts, at fair value	(0.0)*%	$(12)

Futures contracts purchased
Currency	0.1%	$14,519
Energy	(0.4)	(58,373)
Financial	(0.0)*	(5,977)
Food & Fiber	(0.2)	(30,616)
Indices	1.7	225,088
Livestock	(0.1)	(6,620)
Metals	0.8	104,224

Total futures contracts purchased	1.9	242,245

Futures contracts sold
Currency	0.3	40,617
Financial	0.5	68,053
Food & Fiber	0.4	48,543
Indices	(0.0)*	(5,775)
Metals	(0.8)	(100,620)

Total futures contracts sold	0.4	50,818

Total futures contracts, at fair value	2.3%	$293,063

Futures and forward contracts by country composition
Australia	(0.1)%	$(10,603)
Canada	0.2	24,170
European Monetary Union	0.0 *	1,333
Great Britain	0.0 *	3,148
Japan	0.2	31,374
United States	1.8	219,921
Other	0.2	23,708

Total futures and forward contracts by country composition	2.3%	$293,051

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income
Interest income	$207	$259	$801	$1,013
Other income	—	—	3	2

Total investment income	207	259	804	1,015

Expenses
Selling commission	107,380	146,996	351,673	483,336
Brokerage commissions	42,697	48,968	167,583	201,711
Management fee	49,664	67,985	162,649	223,543
Ongoing offering expenses	—	36,749	31,599	120,835
Operating expenses	4,027	5,512	13,189	18,126
Other	2,372	1,428	4,297	6,052

Total expenses	206,140	307,638	730,990	1,053,603

Net investment loss	$(205,933)	$(307,379)	$(730,186)	$(1,052,588)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$671,825	$(201,750)	$1,105,499	$2,234,555
Net change in unrealized appreciation (depreciation) on futures and forward contracts	32,570	(378,167)	(163,064)	(543,761)

Net gain (loss) on investments	$704,395	$(579,917)	$942,435	$1,690,794

Net increase (decrease) in net assets from operations	$498,462	$(887,296)	$212,249	$638,206

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$58.06	$(73.58)	$22.56	$49.50

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$57.83	$(73.32)	$29.80	$33.27

*	Weighted average number of Units outstanding for Series A for the three months ended September 30, 2014 and September 30, 2013: 8,585.77 and 12,059.55, respectively; and for the nine months ended September 30, 2014 and September 30, 2013: 9,408.27 and 12,894.19, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(730,186)	$(1,052,588)
Net realized gain on futures and forward contracts	1,105,499	2,234,555
Net change in unrealized depreciation on futures and forward contracts	(163,064)	(543,761)

Net increase in net assets from operations	212,249	638,206

Capital share transactions
Issuance of Units	501,619	380,482
Redemption of Units	(3,148,421)	(3,892,364)

Net decrease in net assets from capital share transactions	(2,646,802)	(3,511,882)

Net decrease in net assets	(2,434,553)	(2,873,676)

Net assets, beginning of period	12,974,396	16,557,336

Net assets, end of period	$10,539,843	$13,683,660

Units, beginning of period	10,676.154	14,646.201
Issuance of Units	421.664	312.611
Redemption of Units	(2,632.586)	(3,200.679)

Units, end of period	8,465.232	11,758.133

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase in net assets from operations	$212,249	$638,206
Adjustment to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	3,441,359	2,591,294
Decrease in due from affiliate	—	187
Decrease in unrealized appreciation on open forward contracts	—	89,225
Decrease in futures contracts purchased	301,087	413,357
Decrease in unrealized depreciation on open forward contracts	(12)	(62,245)
Increase (decrease) in futures contracts sold	(138,011)	103,424
Decrease in management fees payable	(4,345)	(5,818)
Decrease in fees payable	(15,494)	(9,079)

Net cash provided by operating activities	3,796,833	3,758,551

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	501,619	415,482
Redemptions, net of change in redemptions payable	(3,506,505)	(4,812,544)

Net cash used in financing activities	(3,004,886)	(4,397,062)

Net increase (decrease) in cash	791,947	(638,511)

Cash, beginning of period	6,593,319	10,113,907

Cash, end of period	$7,385,266	$9,475,396

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2014 and December 31, 2013

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS

Due from brokers	$5,017,948	$9,420,810

Unrealized gain on futures contracts purchased	147,227	706,250

Unrealized gain on futures contracts sold	367,236	349,361

Cash	6,106,921	5,397,579

Total assets	11,639,332	15,874,000

LIABILITIES

Unrealized depreciation on open forward contracts	—	32

Unrealized loss on futures contracts purchased	230,572	270,229

Unrealized loss on futures contracts sold	16,379	260,601

Redemptions payable	300,041	510,236

Management fees payable	17,613	23,717

Fees payable	7,208	25,230

Total liabilities	571,813	1,090,045

NET ASSETS	$11,067,519	$14,783,955

Number of Units outstanding	7,992.734	11,363.782

Net Asset Value per Unit	$1,384.70	$1,300.97

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.1)%	$(10,687)
Energy	(0.2)	(18,706)
Financial	0.4	46,100
Food & Fiber	(0.0)*	(2,760)
Indices	(0.7)	(81,018)
Livestock	0.2	26,290
Metals	(0.4)	(42,564)

Total futures contracts purchased	(0.8)	(83,345)

Futures contracts sold
Currency	0.7	76,533
Energy	0.4	45,387
Financial	0.0 *	1,697
Food & Fiber	0.7	76,275
Livestock	0.1	14,370
Metals	1.2	136,595

Total futures contracts sold	3.2	350,857

Total futures contracts, at fair value	2.4%	$267,512

Futures contracts by country composition
Australia	(0.1)%	$(6,759)
Canada	(0.2)	(26,106)
European Monetary Union	0.0 *	2,798
Great Britain	0.1	11,035
Japan	0.0 *	4,341
United States	2.3	251,016
Other	0.3	31,187

Total futures contracts by country composition	2.4%	$267,512

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(32)

Total unrealized depreciation on open forward contracts	(0.0)*	(32)

Total forward contracts, at fair value	(0.0)*%	$(32)

Futures contracts purchased
Currency	0.2%	$24,037
Energy	(0.6)	(83,116)
Financial	(0.0)*	(4,502)
Food & Fiber	(0.3)	(47,775)
Indices	2.5	386,442
Livestock	(0.1)	(10,750)
Metals	1.2	171,685

Total futures contracts purchased	2.9	436,021

Futures contracts sold
Currency	0.5	73,876
Financial	0.6	89,589
Food & Fiber	0.5	73,444
Indices	(0.1)	(12,790)
Metals	(0.9)	(135,359)

Total futures contracts sold	0.6	88,760

Total futures contracts, at fair value	3.5%	$524,781

Futures and forward contracts by country composition
Australia	(0.1)%	$(10,031)
Canada	0.3	50,282
European Monetary Union	0.0 *	1,154
Great Britain	(0.0)*	(1,511)
Japan	0.5	72,358
United States	2.5	371,366
Other	0.3	41,131

Total futures and forward contracts by country composition	3.5%	$524,749

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income
Interest income	$369	$410	$1,313	$1,479
Other income	7	1	11	4

Total investment income	376	411	1,324	1,483

Expenses
Selling commission	115,585	164,165	383,773	539,799
Brokerage commissions	68,254	84,402	268,793	335,608
Management fee	53,458	75,927	177,495	249,659
Ongoing offering expenses	—	41,041	35,210	134,950
Operating expenses	4,334	6,156	14,392	20,243
Other	3,435	1,961	6,181	9,424

Total expenses	245,066	373,652	885,844	1,289,683

Net investment loss	$(244,690)	$(373,241)	$(884,520)	$(1,288,200)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$973,931	$(149,107)	$1,790,401	$3,629,536
Net change in unrealized appreciation (depreciation) on futures and forward contracts	131,949	(525,830)	(257,237)	(1,043,037)

Net gain (loss) on investments	$1,105,880	$(674,937)	$1,533,164	$2,586,499

Net increase (decrease) in net assets from operations	$861,190	$(1,048,178)	$648,644	$1,298,299

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$104.22	$(81.05)	$69.02	$94.86

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$102.68	$(80.80)	$83.73	$68.51

*	Weighted average number of Units outstanding for Series B for the three months ended September 30, 2014 and September 30, 2013: 8,262.87 and 12,933.28, respectively; and for the nine months ended September 30, 2014 and September 30, 2013: 9,397.93 and 13,687.18, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(884,520)	$(1,288,200)
Net realized gain on futures and forward contracts	1,790,401	3,629,536
Net change in unrealized depreciation on futures and forward contracts	(257,237)	(1,043,037)

Net increase in net assets from operations	648,644	1,298,299

Capital share transactions
Issuance of Units	309,978	627,810
Redemption of Units	(4,675,058)	(4,723,812)

Net decrease in net assets from capital share transactions	(4,365,080)	(4,096,002)

Net decrease in net assets	(3,716,436)	(2,797,703)

Net assets, beginning of period	14,783,955	17,856,962

Net assets, end of period	$11,067,519	$15,059,259

Units, beginning of period	11,363.782	15,682.537
Issuance of Units	240.191	471.535
Redemption of Units	(3,611.239)	(3,679.082)

Units, end of period	7,992.734	12,474.990

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase in net assets from operations	$648,644	$1,298,299
Adjustment to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	4,402,862	1,605,892
Decrease in unrealized appreciation on open forward contracts	—	210,316
Decrease in futures contracts purchased	519,366	815,946
Decrease in unrealized depreciation on open forward contracts	(32)	(114,406)
Increase (decrease) in futures contracts sold	(262,097)	131,181
Decrease in management fees payable	(6,104)	(4,698)
Decrease in fees payable	(18,022)	(9,446)

Net cash provided by operating activities	5,284,617	3,933,084

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	309,978	627,810
Redemptions, net of change in redemptions payable	(4,885,253)	(4,991,185)

Net cash used in financing activities	(4,575,275)	(4,363,375)

Net increase (decrease) in cash	709,342	(430,291)

Cash, beginning of period	5,397,579	8,851,280

Cash, end of period	$6,106,921	$8,420,989

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of September 30, 2014, the Fund had on deposit $4,403,137 at ADM Investor Services, Inc., $801,644 at Barclays Capital Inc. and $3,024,810 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2014, Series A had on deposit $1,703,595 at ADM Investor Services, Inc., $348,381 at Barclays Capital Inc. and $1,159,667 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2014, Series B had on deposit $2,699,542 at ADM Investor Services, Inc., $453,263 at Barclays Capital Inc. and $1,865,143 at Merrill Lynch, Pierce, Fenner & Smith Inc.

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

Recently Issued Accounting Pronouncements

ASU 2013-08

In June 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of the provisions of ASU 2013-08 has not had a material impact on the Fund’s financial statement disclosures.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at September 30, 2014 or December 31, 2013 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2014 and December 31, 2013:

Superfund Green, L.P.

	Balance September 30, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$566,715	$566,715	$—	$—
Futures contracts purchased	222,589	222,589	—	—

Total Assets Measured at Fair Value	$789,304	$789,304	$—	$—

LIABILITIES
Futures contracts sold	$27,029	$27,029	$—	$—
Futures contracts purchased	364,776	364,776	—	—

Total Liabilities Measured at Fair Value	$391,805	$391,805	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$567,289	$567,289	$—	$—
Futures contracts purchased	1,125,807	1,125,807	—	—

Total Assets Measured at Fair Value	$1,693,096	$1,693,096	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$44	$—	$44	$—
Futures contracts sold	427,711	427,711	—	—
Futures contracts purchased	447,541	447,541	—	—

Total Liabilities Measured at Fair Value	$875,296	$875,252	$44	$—

Superfund Green, L.P. – Series A

	Balance September 30, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$199,479	$199,479	$—	$—
Futures contracts purchased	75,362	75,362	—	—

Total Assets Measured at Fair Value	$274,841	$274,841	$—	$—

LIABILITIES
Futures contracts sold	$10,650	$10,650	$—	$—
Futures contracts purchased	134,204	134,204	—	—

Total Liabilities Measured at Fair Value	$144,854	$144,854	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$217,928	$217,928	$—	$—
Futures contracts purchased	419,557	419,557	—	—

Total Assets Measured at Fair Value	$637,485	$637,485	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$12	$—	$12	$—
Futures contracts sold	167,110	167,110	—	—
Futures contracts purchased	177,312	177,312	—	—

Total Liabilities Measured at Fair Value	$344,434	$344,422	$12	$—

Superfund Green, L.P. – Series B

	Balance September 30, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$367,236	$367,236	$—	$—
Futures contracts purchased	147,227	147,227	—	—

Total Assets Measured at Fair Value	$514,463	$514,463	$—	$—

LIABILITIES
Futures contracts sold	$16,379	$16,379	$—	$—
Futures contracts purchased	230,572	230,572	—	—

Total Liabilities Measured at Fair Value	$246,951	$246,951	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$349,361	$349,361	$—	$—
Futures contracts purchased	706,250	706,250	—	—

Total Assets Measured at Fair Value	$1,055,611	$1,055,611	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$32	$—	$32	$—
Futures contracts sold	260,601	260,601	—	—
Futures contracts purchased	270,229	270,229	—	—

Total Liabilities Measured at Fair Value	$530,862	$530,830	$32	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2014	Liability Derivatives at September 30, 2014	Net
Futures contracts	Futures contracts purchased	$222,589	$(364,776)	$(142,187)

Futures contracts	Futures contracts sold	566,715	(27,029)	539,686

Totals		$789,304	$(391,805)	$397,499

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(44)	$(44)

Futures contracts	Futures contracts purchased	1,125,807	(447,541)	678,266

Futures contracts	Futures contracts sold	567,289	(427,711)	139,578

Totals		$1,693,096	$(875,296)	$817,800

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(38,258)	$—

Futures contracts	Net realized/unrealized gain on futures and forward contracts	1,684,014	164,519

Total		$1,645,756	$164,519

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(217,135)	$44

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	3,113,035	(420,345)

Total		$2,895,900	$(420,301)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(52,860)	$11,396

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(267,997)	(915,393)

Total		$(350,857)	$(903,997)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(493,044)	$(122,890)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	6,357,135	(1,463,908)

Total		$5,864,091	$(1,586,798)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$2,500	0.0	*	$(19,675)	(0.1)	$112,078	0.5		$(3,261)	(0.0	)*	$91,642
Financial	90,931	0.4		(21,290)	(0.1)	10,241	0.0	*	(7,085)	(0.0	)*	72,797
Food & Fiber	4,015	0.0	*	(6,370)	(0.0)*	130,534	0.6		(10,931)	(0.1)		117,248
Indices	47,853	0.2		(170,587)	(0.8)	27,014	0.1		(2,677)	(0.0	)*	(98,397)
Metals	5,085	0.0	*	(79,922)	(0.4)	215,120	1.0		(1,652)	(0.0	)*	138,631
Energy	25,555	0.1		(63,052)	(0.3)	71,727	0.3		(1,422)	(0.0	)*	32,808
Livestock	46,650	0.2		(3,880)	(0.0)*	—	—		—	—		42,770

Totals	$222,589	0.9		$(364,776)	(1.7)	$566,714	2.5		$(27,028)	(0.1)		$397,499

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(44)	(0.0)*	$(44)
Currency	65,637	0.2		(27,081)	(0.1)	122,158	0.4		(7,665)	(0.0)*	153,049
Financial	4,949	0.0	*	(15,428)	(0.1)	176,082	0.6		(18,440)	(0.1)	147,163
Food & Fiber	14,080	0.1		(92,471)	(0.3)	122,152	0.4		(165)	(0.0)*	43,596
Indices	643,153	2.3		(31,623)	(0.1)	168	0.0	*	(18,733)	(0.1)	592,965
Metals	275,909	1.0		—	—	146,729	0.5		(382,708)	(1.4)	39,930
Livestock	—	—		(17,370)	(0.1)	—	—		—	—	(17,370)
Energy	122,079	0.4		(263,568)	(0.9)	—	—		—	—	(141,489)

Totals	$1,125,807	4.0		$(447,541)	(1.6)	$567,289	2.0		$(427,755)	(1.6)	$817,800

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	—	—	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	683	469
Financial	3,082	364
Food & Fiber	52	175
Indices	1,502	147
Metals	613	199
Energy	267	216
Livestock	73	6

Total	6,272	1,576

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	29	30	$44,876	$56,429

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	674	341
Financial	1,551	2,236
Food & Fiber	131	198
Indices	2,466	607
Metals	449	374
Energy	648	463
Livestock	60	136

Total	6,008	4,385

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(38,258)	$—	$(38,258)
Currency	287,964	33,719	321,683
Financial	718,490	10,280	728,770
Food & Fiber	521,021	64,986	586,007
Indices	536,075	(115,333)	420,742
Metals	(187,031)	129,088	(57,943)
Livestock	1,900	(25,380)	(23,480)
Energy	(194,405)	67,159	(127,246)

Total net trading gains	$1,645,756	$164,519	$1,810,275

	For the Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(217,135)	$44	$(217,091)
Currency	(137,125)	(61,407)	(198,532)
Financial	1,904,319	(74,366)	1,829,953
Food & Fiber	1,086,607	73,652	1,160,259
Indices	1,130,234	(691,362)	438,872
Metals	(687,418)	98,701	(588,717)
Livestock	492,230	60,140	552,370
Energy	(675,812)	174,297	(501,515)

Total net trading gains (losses)	$2,895,900	$(420,301)	$2,475,599

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(52,860)	$11,396	$(41,464)
Currency	(881,573)	517,703	(363,870)
Financial	36,624	53,691	90,315
Food & Fiber	(256,253)	8,876	(247,377)
Indices	1,225,066	(447,217)	777,849
Metals	(144,187)	(780,491)	(924,678)
Livestock	(181,650)	(10,360)	(192,010)
Energy	(96,024)	(257,595)	(353,619)

Total net trading losses	$(350,857)	$(903,997)	$(1,254,854)

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(493,044)	$(122,890)	$(615,934)
Currency	(1,286,981)	(152,311)	(1,439,292)
Financial	161,801	(85,705)	76,096
Food & Fiber	(1,045,085)	(81,079)	(1,126,164)
Indices	3,855,809	(723,190)	3,132,619
Metals	4,719,765	140,757	4,860,522
Livestock	172,700	(14,240)	158,460
Energy	(220,874)	(548,140)	(769,014)

Total net trading gains (losses)	$5,864,091	$(1,586,798)	$4,277,293

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2014	Liability Derivatives at September 30, 2014	Net
Futures contracts	Futures contracts purchased	$75,362	$(134,204)	$(58,842)

Futures contracts	Futures contracts sold	199,479	(10,650)	188,829

Totals		$274,841	$(144,854)	$129,987

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(12)	$(12)

Futures contracts	Futures contracts purchased	419,557	(177,312)	242,245

Futures contracts	Futures contracts sold	217,928	(167,110)	50,818

Totals		$637,485	$(344,434)	$293,051

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(14,345)	$—

Futures contracts	Net realized/unrealized gain on futures and forward contracts	686,170	32,570

Total		$671,825	$32,570

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(82,436)	$12

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,187,935	(163,076)

Total		$1,105,499	$(163,064)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(27,027)	$5,438

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(174,723)	(383,605)

Total		$(201,750)	$(378,167)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(210,741)	$(26,980)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,445,296	(516,781)

Total		$2,234,555	$(543,761)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$1,000	0.0	*	$(7,488)	(0.1)	$33,581	0.3		$(1,297)	(0.0	)*	$25,796
Financial	32,297	0.3		(8,756)	(0.1)	4,067	0.0	*	(2,608)	(0.0	)*	25,000
Food & Fiber	1,410	0.0	*	(1,005)	(0.0)*	47,438	0.5		(4,110)	(0.0	)*	43,733
Indices	15,470	0.1		(57,186)	(0.5)	11,133	0.1		(1,166)	(0.0	)*	(31,749)
Metals	2,349	0.0	*	(34,622)	(0.3)	77,754	0.7		(881)	(0.0	)*	44,600
Energy	6,247	0.1		(25,038)	(0.2)	25,506	0.2		(588)	(0.0	)*	6,127
Livestock	16,590	0.2		(110)	(0.0)*	—	—		—	—		16,480

Totals	$75,363	0.7		$(134,205)	(1.2)	$199,479	1.8		$(10,650)	(0.0	)*	$129,987

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(12)	(0.0	)*	$(12)
Currency	25,369	0.2		(10,850)	(0.1)	43,758	0.3		(3,141)	(0.0	)*	55,136
Financial	—	—		(5,977)	(0.0)*	75,733	0.6		(7,680)	(0.1)		62,076
Food & Fiber	4,790	0.0	*	(35,406)	(0.3)	48,543	0.4		—	—		17,927
Indices	240,531	1.9		(15,443)	(0.1)	56	0.0	*	(5,831)	(0.0	)*	219,313
Metals	104,224	0.8		—	—	49,838	0.4		(150,458)	(1.2)		3,604
Livestock	—	—		(6,620)	(0.1)	—	—		—	—		(6,620)
Energy	44,644	0.3		(103,017)	(0.8)	—	—		—	—		(58,373)

Totals	$419,558	3.2		$(177,313)	(1.4)	$217,928	1.7		$(167,122)	(1.3)		$293,051

*	Due to rounding – amount is less than 0.05%

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	—	—	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	265	181
Financial	1,197	146
Food & Fiber	21	63
Indices	568	58
Metals	238	71
Energy	98	80
Livestock	29	3

Total	2,416	602

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	7	10	$12,864	$17,622

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	239	130
Financial	588	829
Food & Fiber	42	71
Indices	901	233
Metals	158	137
Energy	219	173
Livestock	21	50

Total	2,175	1,633

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(14,345)	$—	$(14,345)
Currency	106,204	3,973	110,177
Financial	270,608	4,789	275,397
Food & Fiber	197,423	24,438	221,861
Indices	209,090	(40,715)	168,375
Metals	(67,265)	41,019	(26,246)
Livestock	4,740	(12,380)	(7,640)
Energy	(34,630)	11,446	(23,184)

Total net trading gains	$671,825	$32,570	$704,395

	For the Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(82,436)	$12	$(82,424)
Currency	(49,642)	(29,340)	(78,982)
Financial	696,706	(37,076)	659,630
Food & Fiber	412,237	25,806	438,043
Indices	464,100	(251,062)	213,038
Metals	(235,236)	40,996	(194,240)
Livestock	173,510	23,100	196,610
Energy	(273,740)	64,500	(209,240)

Total net trading gains (losses)	$1,105,499	$(163,064)	$942,435

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(27,027)	$5,438	$(21,589)
Currency	(321,279)	182,648	(138,631)
Financial	6,062	29,280	35,342
Food & Fiber	(100,657)	8,884	(91,773)
Indices	433,463	(151,579)	281,884
Metals	(66,839)	(323,870)	(390,709)
Livestock	(64,330)	(6,330)	(70,660)
Energy	(61,143)	(122,638)	(183,781)

Total net trading losses	$(201,750)	$(378,167)	$(579,917)

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(210,741)	$(26,980)	$(237,721)
Currency	(464,220)	(54,334)	(518,554)
Financial	43,756	(36,566)	7,190
Food & Fiber	(404,040)	(25,861)	(429,901)
Indices	1,398,769	(237,323)	1,161,446
Metals	1,802,563	57,541	1,860,104
Livestock	68,520	(5,710)	62,810
Energy	(52)	(214,528)	(214,580)

Total net trading gains (losses)	$2,234,555	$(543,761)	$1,690,794

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2014	Liability Derivatives at September 30, 2014	Net
Futures contracts	Futures contracts purchased	$147,227	$(230,572)	$(83,345)

Futures contracts	Futures contracts sold	367,236	(16,379)	350,857

Totals		$514,463	$(246,951)	$267,512

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(32)	$(32)

Futures contracts	Futures contracts purchased	706,250	(270,229)	436,021

Futures contracts	Futures contracts sold	349,361	(260,601)	88,760

Totals		$1,055,611	$(530,862)	$524,749

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(23,913)	$—

Futures contracts	Net realized/unrealized gain on futures and forward contracts	997,844	131,949

Total		$973,931	$131,949

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(134,699)	$32

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,925,100	(257,269)

Total		$1,790,401	$(257,237)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(25,833)	$5,958

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(123,274)	(531,788)

Total		$(149,107)	$(525,830)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(282,303)	$(95,910)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	3,911,839	(947,127)

Total		$3,629,536	$(1,043,037)

Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$1,500	0.0	*	$(12,187)	(0.1)	$78,497	0.7	$(1,964)	(0.0	)*	$65,849
Financial	58,634	0.5		(12,534)	(0.1)	6,174	0.1	(4,477)	(0.0	)*	47,797
Food & Fiber	2,605	0.0	*	(5,365)	(0.0)*	83,096	0.8	(6,821)	(0.1)		73,515
Indices	32,383	0.3		(113,401)	(1.0)	15,881	0.1	(1,511)	(0.0	)*	(66,648)
Metals	2,736	0.0	*	(45,300)	(0.4)	137,366	1.2	(771)	(0.0	)*	94,031
Energy	19,308	0.2		(38,014)	(0.3)	46,221	0.4	(834)	(0.0	)*	26,681
Livestock	30,060	0.3		(3,770)	(0.0)*	—	—	—	—		26,290

Totals	$147,226	1.3		$(230,571)	(1.9)	$367,235	3.3	$(16,378)	(0.1)		$267,512

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(32)	(0.0)*	$(32)
Currency	40,268	0.3		(16,231)	(0.1)	78,400	0.5		(4,524)	(0.0)*	97,913
Financial	4,949	0.0	*	(9,451)	(0.1)	100,349	0.7		(10,760)	(0.1)	85,087
Food & Fiber	9,290	0.1		(57,065)	(0.4)	73,609	0.5		(165)	(0.0)*	25,669
Indices	402,622	2.7		(16,180)	(0.1)	112	0.0	*	(12,902)	(0.1)	373,652
Metals	171,685	1.2		—	—	96,891	0.7		(232,250)	(1.6)	36,326
Livestock	—	—		(10,750)	0.1	—	—		—	—	(10,750)
Energy	77,435	0.5		(160,551)	(1.1)	—	—		—	—	(83,116)

Totals	$706,249	4.8		$(270,228)	(1.7)	$349,361	2.4		$(260,633)	(1.8)	$524,749

*	Due to rounding – amount is less than 0.05%

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	—	—	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	418	288
Financial	1,885	218
Food & Fiber	31	112
Indices	934	89
Metals	375	128
Energy	169	136
Livestock	44	3

Total	3,856	974

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	22	20	$32,012	$38,807

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	435	211
Financial	963	1,407
Food & Fiber	89	127
Indices	1,565	374
Metals	291	237
Energy	429	290
Livestock	39	86

Total	3,833	2,752

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(23,913)	$—	$(23,913)
Currency	181,760	29,746	211,506
Financial	447,882	5,491	453,373
Food & Fiber	323,598	40,548	364,146
Indices	326,985	(74,618)	252,367
Metals	(119,766)	88,069	(31,697)
Livestock	(2,840)	(13,000)	(15,840)
Energy	(159,775)	55,713	(104,062)

Total net trading gains	$973,931	$131,949	$1,105,880

	For the Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(134,699)	$32	$(134,667)
Currency	(87,483)	(32,067)	(119,550)
Financial	1,207,613	(37,290)	1,170,323
Food & Fiber	674,370	47,846	722,216
Indices	666,134	(440,300)	225,834
Metals	(452,182)	57,705	(394,477)
Livestock	318,720	37,040	355,760
Energy	(402,072)	109,797	(292,275)

Total net trading gains (losses)	$1,790,401	$(257,237)	$1,533,164

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(25,833)	$5,958	$(19,875)
Currency	(560,294)	335,055	(225,239)
Financial	30,562	24,411	54,973
Food & Fiber	(155,596)	(8)	(155,604)
Indices	791,603	(295,638)	495,965
Metals	(77,348)	(456,621)	(533,969)
Livestock	(117,320)	(4,030)	(121,350)
Energy	(34,881)	(134,957)	(169,838)

Total net trading losses	$(149,107)	$(525,830)	$(674,937)

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(282,303)	$(95,910)	$(378,213)
Currency	(822,761)	(97,977)	(920,738)
Financial	118,045	(49,139)	68,906
Food & Fiber	(641,045)	(55,218)	(696,263)
Indices	2,457,040	(485,867)	1,971,173
Metals	2,917,202	83,216	3,000,418
Livestock	104,180	(8,530)	95,650
Energy	(220,822)	(333,612)	(554,434)

Total net trading gains (losses)	$3,629,536	$(1,043,037)	$2,586,499

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2014 and December 31, 2013, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, LLC an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statements of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund.

8.	Financial highlights

Financial highlights for the period January 1 through September 30 are as follows:

	2014		2013
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	2.5%	6.4%	2.9%	6.0%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	2.5%	6.4%	2.9%	6.0%

Ratios to average partners’ capital**
Operating expenses before incentive fees	6.2%	6.9%	6.6%	7.2%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	6.2%	6.9%	6.6%	7.2%

Net investment loss	(6.2)%	(6.9)%	(6.5)%	(7.2)%

Net asset value per unit, beginning of period	$1,215.27	$1,300.97	$1,130.49	$1,138.65
Net investment loss	(74.48)	(88.82)	(79.22)	(91.16)
Net gain on investments	104.28	172.55	112.49	159.67

Net asset value per unit, end of period	$1,245.07	$1,384.70	$1,163.76	$1,207.16

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$22.56	$69.02	$49.50	$94.86

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$29.80	$83.73	$33.27	$68.51

Financial highlights for the period July 1 through September 30 are as follows:

	2014		2013
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	4.9%	8.0%	(5.9)%	(6.3)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	4.9%	8.0%	(5.9)%	(6.3)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.9%	2.1%	2.1%	2.3%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.9%	2.1%	2.1%	2.3%

Net investment loss	(1.9)%	(2.1)%	(2.1)%	(2.3)%

Net asset value per unit, beginning of period	$1,187.24	$1,282.02	$1,237.08	$1,287.96
Net investment loss	(23.29)	(27.98)	(25.00)	(28.51)
Net gain on investments	81.12	130.66	(48.32)	(52.29)

Net asset value per unit, end of period	$1,245.07	$1,384.70	$1,163.76	$1,207.16

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$58.06	$104.22	$(73.58)	$(81.05)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$57.83	$102.68	$(73.32)	$(80.80)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $789,304 and $391,805, respectively, at September 30, 2014.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $274,841 and $144,854, respectively, at September 30, 2014.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $514,463 and $246,951, respectively, at September 30, 2014.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc.

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

The majority of these instruments mature within one year of September 30, 2014. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

10.	Subscriptions and redemptions

Effective May 1, 2014, the Fund no longer accepts subscriptions.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2014, redemptions totaled $2,246,278 in the Fund. For the quarter ended September 30, 2014, redemptions totaled $730,599 in Series A and $1,515,679 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014

Series A:

Net results for the quarter ended September 30, 2014 were a gain of 4.9% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $498,462. This increase consisted of interest income of $207, trading gains of $704,395, and total expenses of $206,140. Expenses included $49,664 in management fees, $4,027 in operating expenses, $107,380 in selling commissions, $42,697 in brokerage commissions, and $2,372 in other expenses. At September 30, 2014, the net asset value per Unit of Series A was $1,245.07.

Series B:

Net results for the quarter ended September 30, 2014 were a gain of 8.0% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $861,190. This increase consisted of interest income of $369, other income of $7, trading gains of $1,105,880, and total expenses of $245,066. Expenses included $53,458 in management fees, $4,334 in operating expenses, $115,585 in selling commissions, $68,254 in brokerage commissions, and $3,435 in other expenses. At September 30, 2014, the net asset value per Unit of Series B was $1,384.70.

Fund results for the 3rd Quarter 2014:

In September, the Fund’s managed futures strategy produced positive returns based primarily on the Fund’s allocations to the currencies, metals and grains markets. The U.S. dollar strengthened to highest level in almost four years as a result of the continued expansion of the U.S. economy. The Fund benefitted from short positions in the Japanese yen and in COMEX gold as both slid throughout the month. The Fund’s long positions in U.S. stock indices produced negative results. These losses were partially offset by the Fund’s long positions in the Tokyo Stock Price Index as increased demand for Japanese exports fuelled Japanese equity markets. The Fund’s short positions in corn futures produced positive returns as the market traced on larger than expected inventories.

In August, the Fund’s managed futures strategy produced strong positive results mainly due to the Fund’s long positions in the bonds and indices markets. The German bund rose throughout the month as German 10-year yields dropped due to inflation. The Fund’s long positions in U.S. stock indices produced positive returns as the S&P500 reached all-time highs after rebounding from an eight week low. The Fund’s allocations to the metals market produced slightly negative results as tensions seemed to ease in the Ukraine. The Fund’s long positions in natural gas gained as hotter weather increased demand.

In July, the Fund’s managed futures strategy produced negative results with losses primarily attributable to the metal, stock index and energy markets. The Fund’s long positions in U.S. stock indices yielded negative returns as the S&P500 declined over two percent in a single day, marking the largest decline in the index since 2012. The Fund’s long positions in gold also produced negative returns as speculators continued to offload gold on concerns that the U.S. Federal Reserve (the “Fed”) may increase interest rates in a bid to fight inflation. The Fund’s short positions in the grains market were favorable, with projected yields for corn expected to reach record levels. The Fund’s long positions in the energy market also produced negative returns as crude oil prices dropped to three month lows.

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

Fund results for 2nd Quarter 2014:

In April, the Fund’s managed futures strategy produced negative results, with long positions in U.S. stock indices suffering as the S&P500 retraced from record highs. The Fund’s long positions in U.S. ten-year treasury notes also yielded negative returns. These losses were partially offset by positive performance from the Fund’s long Euro-bund positions. The Fund’s short positions in natural gas and crude oil produced negative results in April as tensions and political crisis in the Ukraine remained high and rising fears that any full-scale armed conflict in the region would disrupt supplies and send oil and gas prices higher. The Fund’s short positions in COMEX gold and silver remained flat as the improving U.S and European economies helped to pressure gold prices.

In May, the Fund’s managed futures strategy produced strong positive performance, mainly due to allocations to the bond, stock index and metal markets. The Fund’s long positions in the CME S&P500 yielded positive returns as the index continued to break all-time highs as manufacturing indices indicated that economic growth would rebound in the second quarter. The Fund’s short positions in COMEX gold and silver also produced strong results as strong U.S. economic data eroded the metal’s “safe-haven” appeal. The Fund’s allocations to currencies produced negative results in May. The Euro tumbled from an almost 2.5-year high as European Central Bank (“ECB”) President Mario Draghi said that it would be open to taking further measures to support the Euro-zone economy. The ECB signal of a potential interest-rate cut has also weighed on the Euro.

In June, the Fund’s managed futures strategy yielded slightly negative results as positions in the bond and metal markets suffered. The Fund’s short positions in COMEX gold lost ground as gold gained amid concerns regarding rising violence in Iraq. The Fund’s allocations to the energy, agricultural and equity markets all produced positive results, helping to partially offset the losses from the Fund’s bond and metal positions. The Fund’s long crude oil positions gained as violence in Iraq escalated, threatening the output of OPEC’s second largest producer. The Fund’s short positions in corn and soybeans gained as corn dropped to a five-month low and soybean experienced its biggest slump in five years as USDA reports showed farmers will plant record acreage. The Fund’s long E-mini S&P500 positions gained as the index continued to break record highs with its sixth straight quarterly gain.

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

In January, the Fund’s managed futures strategy produced negative results in as positions in the indices and energy sectors underperformed. The Fund’s crude oil positions yielded losses amid speculation that the Fed would curb stimulus measures further following signs of improvement in the U.S. economy. The Fund’s positions in natural gas helped to minimize losses in the energies sector as it rallied throughout the second half of January due to a reported decrease in inventories to its lowest level in almost four years. The Fund’s positions in the metals markets performed poorly as gold and silver continued to rise on increased demand in Asia. The Fund’s allocations to indices also performed negatively as U.S. indices suffered the largest losses since 2012 on fears over emerging markets resulted in significant selloffs.

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

Fund results for the 3rd Quarter 2013:

The Fund’s managed futures strategy produced negative returns in September. The Fund’s long positions in the energy sector hurt performance as natural gas futures continued to retrace from near three-month highs amid reduced anticipated demand based on U.S. weather forecasts. The Fund’s long positions in the metals markets also underperformed as gold futures tumbled following a report that U.S. jobless claims fell to the lowest level since April 2006. Gold and silver continued to decline on concerns over a possible shutdown of the U.S. government in October. The Fund’s positions in the bonds sector produced favorable returns as Japan’s inflation rate soared to its highest level since 2008.

In August, the Fund’s managed futures strategy underperformed as gold and silver continued their recovery from the previous month on news that U.S. home sales fell below consensus forecast indicating that the Fed will continue its stimulus program. The Fund’s short positions in the grain markets produced negative returns as soybeans rose to a nine-month high. The Fund’s long positions in crude yielded positive returns as prices rose at the end of the month to its highest level since April 2011. Crude’s rally coincided with signs of accelerating economic growth in Europe and the contemplation of Western military action against Syria.

The Fund’s managed futures strategy produced negative returns in July. The Fund’s short positions in the metals and bonds markets suffered as the market weighed the Fed’s next move on monetary stimulus against the prospects for demand amid higher prices. Gold also recovered from a three-year low on news that the Fed would only start phasing out the stimulus once the economy was strong enough to stand on its own. This news allayed fears of imminent cuts to the Fed’s monthly bond purchases. The losses from the Fund’s metals and bond positions was partly offset by gains from the Fund’s long positions in the energy sector as U.S. Energy Information Administration data showed oil inventories feel for a fourth consecutive week.

Three Months Ended June 30, 2013

Series A:

Net results for the quarter ended June 30, 2013, were a gain of 2.8% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $479,463. This increase consisted of income of $376, trading gains of $835,069 and total expenses of $355,982. Expenses included $77,822 in management fees, $42,066 in ongoing offering expenses, $6,310 in operating expenses, $168,262 in selling commissions, $59,802 in brokerage commissions and $1,720 in other expenses. At June 30, 2013, the net asset value per Unit of Series A was $1,237.08.

Series B:

Net results for the quarter ended June 30, 2013, were a gain of 2.1% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $465,075. This increase consisted of income of $579, trading gains of $900,708 and total expenses of $436,212. Expenses included $87,286 in management fees, $47,181 in ongoing offering expenses, $7,077 in operating expenses, $188,725 in selling commissions, $102,926 in brokerage commissions and $3,017 in other expenses. At June 30, 2013, the net asset value per Unit of Series B was $1,287.96.

Fund results for 2nd Quarter 2013:

The Fund’s managed futures strategy produced negative returns in June, driven primarily by losses from the Fund’s allocation to energies markets as U.S. Department of Energy data showed higher than expected oil inventories. These losses were tempered slightly by gains experienced from the Fund’s metals positions, as gold and silver each dropped to its lowest level in over two years. The Fund’s allocation to the bonds markets also produced positive returns as a rise in the U.S. dollar produced sharp downward pressure on interest rate products.

In May, the Fund’s managed futures strategy yielded disappointing results due primarily to its positions in the bonds and energies sectors. The Fund’s long natural gas positions negatively affected performance amid reports from the U.S. Energy Information Administration of rising inventories. The U.S. Environmental Protection Agency also issued reports downplaying the environmental impact of natural gas fracking. The Fund’s long soybean positions produced sold returns in May as China, the world’s largest soybean consumer, continued to show increased demand.

In April, the Fund’s managed futures strategy posted strong returns amidst high volatility in several key markets. The Fund’s positions in the metals sector generated positive returns, as did its long natural gas positions. The Fund’s allocation to the grains sector suffered in April after the U.S. Department of Agricultures reported that farmers had planted 2 million more acres of corn than expected.

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

Fund results for 1st Quarter 2013:

In March, the Fund’s managed futures strategy produced positive returns. U.S. stock indices rose for a third consecutive month with the S&P 500 approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector.

The Fund’s managed futures strategy produced positive results in February as unmet expectations for global demand sent commodities lower while unsettling election results in Italy and negative growth renewed European debt concerns. Long positions in equity indices yielded losses for the Fund as European political instability and the slow pace of economic activity again raised concerns over regional finances. The Fund’s long bond positions generated solid returns in treasuries as European debt crisis fears were reignited in reaction to inconclusive Italian election results. Long positions in the money market sector generated favorable returns for the Funds as rising interbank borrowing costs prompted ECB President Mario Draghi to restate the ECB’s readiness to loosen monetary policy, lowering yield expectations. The U.S. dollar strengthened dramatically against a basket of world currencies leading to disappointing results for the Fund’s long positions in counter-currencies. The Fund’s short position in LME aluminum generated healthy returns as anticipated increases in demand had yet to be realized, Chinese production swelled and stockpiles tracked by LME rose for a fifth straight month. After climbing 6% in January, the crude oil complex fell back as the slow pace of recovery across the globe was unable to support a further advance, leading to losses for the Fund’s long positions in the energies sector.

In January, the Fund’s managed futures strategy produced positive returns to start 2013 with gains across multiple market sectors. The Fund’s strategies performed well in global equities as indices reached multi-year highs on growing investor optimism, producing profits for the Fund’s long positions. The Fund’s long positions in base metals produced favorable results with the rebound in the global economy leading to increased industrial demand. Long allocations across the energies sector also generated healthy returns for the Fund as improving global economic conditions lifted demand prospects while unrest across North Africa and the Middle East injected geopolitical risk premium. Growing global economic stability eroded demand for the safety of government securities in January, leading to negative returns for the Fund’s long positions in the bonds sector. Expectations for the removal of excess liquidity from the financial system led to losses for the Fund’s long positions in money market futures.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2014 and December 31, 2013.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2013-08

In June 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of the provisions of ASU 2013-08 has not had a material impact on the Fund’s financial statement disclosures.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no sales of unregistered securities during the quarter ended September 30, 2014.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2014:

Series A:
Month	Units Redeemed	NAV per Unit ($)
July 31, 2014	326.444	1,172.06
August 31, 2014	153.592	1,234.05
September 30, 2014	127.308	1,245.07

	607.344

Series B:
Month	Units Redeemed	NAV per Unit ($)
July 31, 2014	511.856	1,254.32
August 31, 2014	421.205	1,362.07
September 30, 2014	216.705	1,384.69

	1,149.766

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2014	SUPERFUND GREEN, L.P.
(Registrant)

By: Superfund Capital Management, Inc. General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1