Form 10-K
period 2014-12-31
SUPERFUND GREEN, L.P.
filed 2015-03-31
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

The Fund operates as a commodity investment pool, whose purpose is speculative trading in the United States (“U.S.”) and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The general partner and trading manager of the Fund is Superfund Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”) and is therefore subject to the provisions of the Commodity Exchange Act, the regulations of the CFTC and the rules of the NFA.

Narrative Description of the Business

A description of the business of the Fund, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Fund’s Prospectus dated May 1, 2013 included within the Registration Statement on Form S-1 (File No. 333-184998), under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges to Each Series” and such description is incorporated herein by reference from the Prospectus.

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

Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators” such as Superfund Capital Management and commodity brokers, “futures commission merchants” or “swap dealers” such as the Fund’s commodity brokers and FX counterparties to be registered and to comply with various reporting and recordkeeping requirements. Superfund Capital Management and the Fund’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Superfund Capital Management’s registration as a commodity pool operator was terminated or suspended, Superfund Capital Management would be unable to continue to manage its business or the Fund. Should Superfund Capital Management’s registration be suspended, termination of the Fund might result.

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

The Fund may also trade in dealer markets for forward and swap contracts. In addition, the Fund trades on foreign commodity exchanges, which are not currently subject to substantive regulation by any U.S. government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010. As a result of rules adopted by the CFTC pursuant to Dodd-Frank, the regulatory landscape affecting the Fund is evolving. For example, Dodd-Frank mandates that certain standardized over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the CFTC pursuant to Dodd-Frank may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing and the possible imposition of new or increased fees, including clearing account maintenance fees.

The Fund itself has no employees. Rather it is operated by Superfund Capital Management. Superfund Capital Management employs approximately seven people on a full-time basis.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

Not required.

Item 2.	Properties.

The Fund does not own or use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts and cash. Superfund Capital Management’s office is located at Superfund Office Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies.

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

As of February 28, 2015, there were 376 holders of Series A Units and 549 holders of Series B Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Fund during 2014 or 2013. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus dated May 1, 2013, included within the Registration Statement on Form S-1 (File No. 333-184998), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2014:

Series A:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2014	121.163	1,225.32
November 30, 2014	229.801	1,297.74
December 31, 2014	460.935	1,283.60

Total	811.899

Series B:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2014	269.225	1,358.18
November 30, 2014	198.257	1,491.33
December 31, 2014	273.694	1,462.68

Total	741.176

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended on May 1, 2014. For the year ended December 31, 2014, subscriptions totaling $978,609 for the Fund as a whole, $577,597 in Series A and $401,012 in Series B had been accepted and redemptions over the same period totaled $9,923,216 for the Fund as a whole, $4,186,645 in Series A and $5,736,571 in Series B.

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

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to a new offering, if any, and does not intend to raise any capital through borrowings. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Results of Operations

2014

Series A:

Net results for the year ended December 31, 2014 were a gain of 5.6% in net asset value compared to the preceding year. In this period, Series A experienced a net increase in net assets from operations of $536,088. The 2014 results consisted of interest income of $966, other income of $4, trading gains of $1,467,808 and total expenses of $932,690. Expenses included $211,874 in management fees, $31,599 in ongoing offering expenses, $17,180 in operating expenses, $458,107 in selling commissions, $206,378 in brokerage commissions and $7,552 in other expenses. At December 31, 2014 and December 31, 2013, the net asset value per Unit of Series A was $1,283.60 and $1,215.27, respectively.

Series B:

Net results for the year ended December 31, 2014 were a gain of 12.4% in net asset value compared to the preceding year. In this period, Series B experienced a net increase in net assets from operations of $1,252,679. The 2014 results consisted of interest income of $1,573, other income of $12, trading gains of $2,363,409 and total expenses of $1,112,315. Expenses included $229,510 in management fees, $35,210 in ongoing offering expenses, $18,610 in operating expenses, $496,236 in selling commissions, $321,526 in brokerage commissions and $11,223 in other expenses. At December 31, 2014 and December 31, 2013, the net asset value per Unit of Series B was $1,462.68 and $1,300.97, respectively.

Fund results for the 4th Quarter 2014:

In December, the Fund’s managed futures strategy produced negative returns with losses attributable to the energy, stock index and agricultural sectors. The Fund’s long positions in cattle futures lost ground as the market fell consecutive days in the middle of the month, prompting the Chicago Mercantile Exchange (“CME”) to expand daily limits. The Fund’s allocations to U.S. stock indices underperformed as the U.S. markets remained volatile. The Fund’s long positions in Japanese bonds produced favorable results as the Japanese yen fell to a seven year low versus the U.S. dollar.

In November, the Fund’s managed futures strategy produced strong positive results based largely on the Fund’s positions in the stock index, bond and currency markets. Long positions in EUREX indices gained amid lingering prospects of further stimulus measures from the European Central Bank (“ECB”). Long positions in U.S. stock indices also produced positive results as the Standard & Poor’s 500 (“S&P500”) climbed to new highs on reported economic growth of 3.9%. The Fund yielded favorable returns from long Nikkei positions as industrial output and retail sales rose 0.2% and 1.4% respectively.

In October, the Fund’s managed futures strategy yielded negative results with losses primarily attributable to its allocations to the stock index, metals and grains markets. The Fund’s long positions in U.S. stock indices underperformed early in the month as the S&P500 erased its gains for the year. Short corn futures also lost ground as prices increased as poor weather conditions in the U.S. delayed the harvest. The Fund’s allocations to the bond sectors helped to minimize these losses, as long positions on Japanese bonds yielded positive results with the U.S. dollar strengthening against the Japanese yen. The Fund’s short crude positions also produced positive results as Saudi Arabia cut export prices to stimulate demand.

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

Fund results for 2nd Quarter 2014:

In June, the Fund’s managed futures strategy yielded slightly negative results as positions in the bond and metal markets suffered. The Fund’s short positions in COMEX gold lost ground as gold gained amid concerns regarding rising violence in Iraq. The Fund’s allocations to the energy, agricultural and equity markets all produced positive results, helping to partially offset the losses from the Fund’s bond and metal positions. The Fund’s long crude oil positions gained as violence in Iraq escalated, threatening the output of the Organization of the Petroleum Exporting Countries’ second largest producer. The Fund’s short positions in corn and soybeans gained as corn dropped to a five-month low and soybean experienced its biggest slump in five years as U.S. Department of Agriculture (“USDA”) reports showed farmers will plant record acreage. The Fund’s long E-mini S&P500 positions gained as the index continued to break record highs with its sixth straight quarterly gain.

In May, the Fund’s managed futures strategy produced strong positive performance, mainly due to allocations to the bond, stock index and metal markets. The Fund’s long positions in the CME S&P500 yielded positive returns as the index continued to break all-time highs as manufacturing indices indicated that economic growth would rebound in the second quarter. The Fund’s short positions in COMEX gold and silver also produced strong results as strong U.S. economic data eroded the metal’s “safe-haven” appeal. The Fund’s allocations to currencies produced negative results in May. The Euro tumbled from an almost 2.5-year high as ECB President Mario Draghi said that it would be open to taking further measures to support the Euro-zone economy. The ECB signal of a potential interest-rate cut has also weighed on the Euro.

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

In January, the Fund’s managed futures strategy produced negative results as positions in the indices and energy sectors underperformed. The Fund’s crude oil positions yielded losses amid speculation that the Fed would curb stimulus measures further following signs of improvement in the U.S. economy. The Fund’s positions in natural gas helped to minimize losses in the energies sector as it rallied throughout the second half of January due to a reported decrease in inventories to its lowest level in almost four years. The Fund’s positions in the metals markets performed poorly as gold and silver continued to rise on increased demand in Asia. The Fund’s allocations to indices also performed negatively as U.S. indices suffered the largest losses since 2012 on fears over emerging markets resulted in significant selloffs.

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

Fund results for 4th Quarter 2013:

The Fund’s managed futures strategy produced positive returns in December, led by the Fund’s positions in the bond, currency and energy sectors. The Dow Jones Industrial Average (the “Dow”) and the S&P 500 each reached new highs as the Fed announced plans to cut its monthly bond purchases to $75 billion from $85 billion, the first step toward unwinding its economic stimulus program. The euro gained against the U.S. dollar as reports showed Italy’s industrial production expanded, boosting optimism of economic recovery. Crude oil gained on declines in inventories coupled with above-forecast U.S. economic data and news that internal strife in South Sudan may further threaten oil inventories.

In November, the Fund’s managed futures strategy experienced positive returns as its positions in indices and metals produced significant gains. Both the Dow and the S&P 500 set all-time highs as stocks rose sharply on better-than-expected corporate profit reports and news that the Fed would continue its easy-money policies. The Fund’s positions in the currency, money market and grains sectors also produced positive results. The Fund’s allocation to the energy sector performed negatively in November as its positions in NYMEX gasoline, natural gas and crude oil all produced losses after a temporary trade agreement was reached with Iran – the world’s fourth largest oil producer. U.S. crude oil production rose by 45,000 bbl/day to 8.02 million, placing it at the highest point in 25 years. The Fund’s short positions in COMEX gold and silver posted gains on reports of lackluster Chinese manufacturing growth, which fell to a two-month low.

The Fund’s managed futures strategy yielded positive results in October, as the Fund benefitted from its allocations to indices and bonds. For the first time since 2011, Japanese Government Bonds rose for the fourth consecutive month, producing strong gains for the Fund’s long positions. The Fund’s long positions in indices also performed well as the S&P500 rose to a record high. The Fund’s allocation to the energy sector produced disappointing results. The Fund’s long NYMEX natural gas positions suffered on speculation the U.S. Energy Information Administration would report increases in supply. The Fund’s allocation to metals also produced negative results as the Fed fueled speculation that it would trim the U.S. monetary stimulus sooner than anticipated.

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

In April, the Fund’s managed futures strategy posted positive returns amidst high volatility in several key markets. The Fund’s positions in the metals sector generated positive returns, as did its long natural gas positions. The Fund’s allocation to the grains sector suffered in April after the USDA reported that farmers had planted 2 million more acres of corn than expected.

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

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2014 and December 31, 2013.

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

Recently Adopted Accounting Pronouncements

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

In January 2013, FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments were effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Fund’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

Financial statements appear beginning on page 18 of this report. Supplementary data is not required.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

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

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework in 2013. Based on its assessment, management has concluded that, as of December 31, 2014, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

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

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 that was not reported on Form 8-K.

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

NIGEL JAMES, age 34, was appointed as President of Superfund Capital Management on July 13, 2006, and was listed as a principal and registered as an associated person with Superfund Capital Management on November 28, 2006 and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. where he managed a team focused on conceptual analysis and design of trading software. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.

MARTIN SCHNEIDER, age 48, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr. Schneider was listed as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, a financial services company, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc., a marketing services company. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.

CHRISTIAN BAHA, age 46, is Superfund Capital Management’s founder and ultimate sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was listed as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, on November 20, 2009, however, such listing was withdrawn as of November 26, 2011. He was registered as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, effective as of July 23, 1999 and June 24, 1997, respectively, until it withdrew its registration on July 12, 2012. He was registered as an associated person and listed as a principal of Superfund Asset Management LLC, a CFTC registered introducing broker, positions which he has held since June 11, 2012 and April 26, 2012. He has also been listed as a principal of Superfund Capital Management from May 9, 2001 until it withdrew its registration on September 19, 2013. He was registered as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management because he indirectly, through holding companies, owns 100% its equity securities. Mr. Baha was also listed as a principal of Superfund USA, Inc., a former broker dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because he is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 1.85% of month-end net assets (1.85% per annum) and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in net asset value per Unit at the end of each month, exclusive of appreciation attributable to interest income. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. An annual selling commission will be paid to Superfund USA, LLC (“Superfund USA”), an affiliate of Superfund Capital Management. The Units pay a commission of 4% of the month-end net asset value per Unit (1/12 of 4% per month); provided, however, the maximum cumulative selling commission per Unit sold pursuant to the Prospectus is 10% of the initial public offering price for such Unit. Each Series and Superfund USA were permitted to retain additional selling agents to assist with the placement of the Units. Units are no longer available for sale to the public. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by any additional selling agents to the additional selling agents that effected the sales.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

All of the Fund’s general partner interest is held by Superfund Capital Management.

Security Ownership of Management

As of February 28, 2015, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2014, Superfund Capital Management owned 178.298 Units of Series A (non-voting), representing 2.2% of the total issued Units of Series A, and 196.786 Units of Series B (non-voting), representing 2.6% of the total issued Units of Series B, having a combined value of $519,069. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $22,255 for the year ended December 31, 2014. Selling commissions over the 10% threshold in the amount of $11,190 were rebated to Superfund Capital Management during this period through the purchase of 8.488 Units of Series B. See Note 6 of the audited financial statements. Superfund Capital Management did not make any other contributions to either Series during this period. Superfund Capital Management redeemed 208.502 Units of Series A and 366.67 Units of Series B during this period, having combined value of $710,000. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the ultimate beneficial holder of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13.	Certain Relationships And Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance,” “Item 11 Executive Compensation” and “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In 2014, the Series A management fees totaled $211,874, the Series A selling commissions totaled $458,107 and the Series A brokerage commissions totaled $206,378. In 2014, the Series B management fees totaled $229,510, the Series B selling commissions totaled $496,236 and the Series B brokerage commissions totaled $321,526. In 2013, the Series A management fees totaled $287,007, the Series A selling commissions totaled $620,555 and the Series A brokerage commissions totaled $270,659. In 2013, the Series B management fees totaled $321,204, the Series B selling commissions totaled $694,490 and the Series B brokerage commissions totaled $447,040.

Item 14.	Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by McGladrey LLP in connection with its audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2014 and December 31, 2013, were approximately $91,000 and $101,000, respectively.

Audit-Related Fees

There were no audit-related fees for services rendered by McGladrey LLP for the years ended December 31, 2014 and December 31, 2013.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by McGladrey LLP for the years ended December 31, 2014 and December 31, 2013.

All Other Fees

There were no other fees for products or services provided by McGladrey LLP for the years ended December 31, 2014 and December 31, 2013.

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

32.02 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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

EXHIBIT 13.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P., Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B (collectively the “Funds”), including the condensed schedules of investments as of December 31, 2014 and 2013, and the related statements of operations, changes in net assets, and cash flows for the years then ended. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superfund Green, L.P., Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ McGLADREY LLP

Chicago, Illinois

March 31, 2015

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

As of December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
ASSETS
Due from brokers	$8,221,595	$16,073,812
Unrealized gain on futures contracts purchased	927,412	1,125,807
Unrealized gain on futures contracts sold	627,584	567,289
Cash	12,702,894	11,990,898

Total assets	22,479,485	29,757,806

LIABILITIES
Unrealized depreciation on open forward contracts	—	44
Unrealized loss on futures contracts purchased	681,201	447,541
Unrealized loss on futures contracts sold	154,403	427,711
Redemptions payable	991,842	1,026,822
Management fees payable	33,459	44,638
Fees payable	16,069	52,699

Total liabilities	1,876,974	1,999,455

NET ASSETS	$20,602,511	$27,758,351

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets		Fair Value
Futures Contracts Purchased
Currency	0.0	**%	$2,110
Energy	(0.7)		(160,231)
Financial	2.3	*	491,037
Food & Fiber	(0.2)		(52,786)
Indices	1.4	*	294,340
Livestock	(1.0	)*	(210,110)
Metals	(0.5)		(118,149)

Total futures contracts purchased	1.3		246,211

Futures Contracts Sold
Currency	0.4		79,639
Energy	1.0	*	217,842
Financial	(0.1)		(12,202)
Food & Fiber	0.3		74,642
Indices	(0.5)		(101,301)
Metals	1.0	*	214,561

Total futures contracts sold	2.1		473,181

Total futures contracts, at fair value	3.4%		$719,392

Futures and Forward Contracts by Country Composition
Australia	0.2%		$44,422
Canada	0.4		90,868
European Monetary Union	0.0	**	353
Great Britain	0.4		77,698
Japan	0.9		188,896
United States	0.3		74,579
Other	1.1	*	242,576

Total futures and forward contracts by country composition	3.3%		$719,392

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets		Fair Value
Forward Contracts, at fair value
Unrealized depreciation on open forward contracts Currency	(0.0	)**%	$(44)

Total unrealized depreciation on open forward contracts	(0.0	)**	(44)

Total forward contracts, at fair value	(0.0	)**%	$(44)

Futures Contracts Purchased
Currency	0.1%		$38,556
Energy	(0.5)		(141,489)
Financial	(0.0	)**	(10,479)
Food & Fiber	(0.3)		(78,391)
Indices	2.2	*	611,530
Livestock	(0.1)		(17,370)
Metals	1.0		275,909

Total futures contracts purchased	2.4		678,266

Futures Contracts Sold
Currency	0.4		114,493
Financial	0.6		157,642
Food & Fiber	0.4		121,987
Indices	(0.1)		(18,565)
Metals	(0.9)		(235,979)

Total futures contracts sold	0.4		139,578

Total futures contracts, at fair value	2.9%		$817,844

Futures and Forward Contracts by Country Composition
Australia	(0.1)%		$(20,634)
Canada	0.3		74,452
European Monetary Union	0.0	**	2,487
Great Britain	0.0	**	1,637
Japan	0.4		103,732
United States	2.1	*	591,287
Other	0.2		64,839

Total futures and forward contracts by country composition	2.9%		$817,800

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and December 31, 2013

	2014	2013
Investment Income
Interest income	$2,539	$3,259
Other income	16	8

Total investment income	2,555	3,267

Expenses
Selling commission	954,343	1,315,045
Brokerage commissions	527,904	717,699
Management fee	441,384	608,211
Ongoing offering expenses	66,809	328,762
Operating expenses	35,790	49,315
Other	18,775	19,145

Total expenses	2,045,005	3,038,177

Net investment loss	$(2,042,450)	$(3,034,910)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$3,929,625	$7,218,484
Net change in unrealized depreciation on futures and forward contracts	(98,408)	(526,264)

Net gain on investments	$3,831,217	$6,692,220

Net increase in net assets from operations	$1,788,767	$3,657,310

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2014 and December 31, 2013

	2014	2013
Increase in net assets from operations
Net investment loss	$(2,042,450)	$(3,034,910)
Net realized gain on futures and forward contracts	3,929,625	7,218,484
Net change in unrealized depreciation on futures and forward contracts	(98,408)	(526,264)

Net increase in net assets from operations	1,788,767	3,657,310

Capital Share transactions
Issuance of Units	978,609	1,253,504
Redemption of Units	(9,923,216)	(11,566,761)

Net decrease in net assets from capital share transactions	(8,944,607)	(10,313,257)

Net decrease in net assets	(7,155,840)	(6,655,947)

Net assets, beginning of year	27,758,351	34,414,298

Net assets, end of year	$20,602,511	$27,758,351

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and December 31, 2013

	2014	2013
Cash flows from operating activities
Net increase in net assets from operations	$1,788,767	$3,657,310
Adjustment to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	7,852,217	65,619
Decrease in unrealized appreciation on open forward contracts	—	299,598
Decrease in futures contracts purchased	432,055	228,287
Decrease in unrealized depreciation on open forward contracts	(44)	(176,645)
Increase (decrease) in futures contracts sold	(333,603)	175,024
Increase in due from affiliate	—	187
Decrease in management fees payable	(11,179)	(11,568)
Decrease in fees payable	(36,630)	(17,239)

Net cash provided by operating activities	9,691,583	4,220,573

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	978,609	1,253,504
Redemptions, net of change in redemptions payable	(9,958,196)	(12,448,366)

Net cash used in financing activities	(8,979,587)	(11,194,862)

Net increase (decrease) in cash	711,996	(6,974,289)

Cash, beginning of year	11,990,898	18,965,187

Cash, end of year	$12,702,894	$11,990,898

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
ASSETS
Due from brokers	$3,032,505	$6,653,002
Unrealized gain on futures contracts purchased	341,117	419,557
Unrealized gain on futures contracts sold	237,325	217,928
Cash	7,217,637	6,593,319

Total assets	10,828,584	13,883,806

LIABILITIES
Unrealized depreciation on open forward contracts	—	12
Unrealized loss on futures contracts purchased	251,096	177,312
Unrealized loss on futures contracts sold	58,750	167,110
Redemptions payable	591,594	516,586
Management fees payable	16,258	20,921
Fees payable	9,450	27,469

Total liabilities	927,148	909,410

NET ASSETS	$9,901,436	$12,974,396

Number of Units	7,713.806	10,676.154

Net Asset Value per Unit	$1,283.60	$1,215.27

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Energy	(0.6)%	$(57,916)
Financial	1.8 *	184,415
Food & Fiber	(0.1)	(13,355)
Indices	0.9	102,150
Livestock	(0.7)	(78,470)
Metals	(0.4)	(46,803)

Total futures contracts purchased	0.9	90,021

Futures contracts sold
Currency	0.3	28,808
Energy	0.8	81,210
Financial	(0.0)**	(4,331)
Food & Fiber	0.2	27,541
Indices	(0.4)	(37,750)
Metals	0.8	83,097

Total futures contracts sold	1.7	178,575

Total futures contracts, at fair value	2.6%	$268,596

Futures and Forward Contracts by Country Composition
Australia	0.1%	$12,933
Canada	0.3	31,434
European Monetary Union	(0.0)**	(2,640)
Great Britain	0.2	25,780
Japan	0.6	68,041
United States	0.5	37,619
Other	0.9	95,429

Total futures and forward contracts by country composition	2.6%	$268,596

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts Currency	(0.0	)**%	$(12)

Total unrealized depreciation on open forward contracts	(0.0	)**	(12)

Total forward contracts, at fair value	(0.0	)**%	$(12)

Futures contracts purchased
Currency	0.1%		$14,519
Energy	(0.4)		(58,373)
Financial	(0.0	)**	(5,977)
Food & Fiber	(0.2)		(30,616)
Indices	1.7	*	225,088
Livestock	(0.1)		(6,620)
Metals	0.8		104,224

Total futures contracts purchased	1.9		242,245

Futures contracts sold
Currency	0.3		40,617
Financial	0.5		68,053
Food & Fiber	0.4		48,543
Indices	(0.0	)**	(5,775)
Metals	(0.8)		(100,620)

Total futures contracts sold	0.4		50,818

Total futures contracts, at fair value	2.3%		$293,063

Futures and Forward Contracts by Country Composition
Australia	(0.1)%		$(10,603)
Canada	0.2		24,170
European Monetary Union	0.0	**	1,333
Great Britain	0.0	**	3,148
Japan	0.2		31,374
United States	1.8	*	219,921
Other	0.2		23,708

Total futures and forward contracts by country composition	2.3%		$293,051

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and December 31, 2013

	2014	2013
Investment Income
Interest income	$966	$1,295
Other income	4	2

Total investment income	970	1,297

Expenses
Selling commission	458,107	620,555
Brokerage commissions	206,378	270,659
Management fee	211,874	287,007
Ongoing offering expenses	31,599	155,139
Operating expenses	17,180	23,271
Other	7,552	7,534

Total expenses	932,690	1,364,165

Net investment loss	$(931,720)	$(1,362,868)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$1,492,263	$2,754,413
Net change in depreciation on futures and forward contracts	(24,455)	(167,395)

Net gain on investments	$1,467,808	$2,587,018

Net increase in net assets from operations	$536,088	$1,224,150

Net increase in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$59.08	$98.55

Net increase in net assets from operations per unit (based upon change in net asset value per unit during year)	$68.33	$84.78

*	Weighted average number of Units outstanding for Series A for the Years Ended December 31, 2014 and December 31, 2013: 9,074.29 and 12,421.58, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2014 and December 31, 2013

	2014	2013
Increase (decrease) in net assets from operations
Net investment loss	$(931,720)	$(1,362,868)
Net realized gain on futures and forward contracts	1,492,263	2,754,413
Net change in unrealized depreciation on futures and forward contracts	(24,455)	(167,395)

Net increase in net assets from operations	536,088	1,224,150

Capital Share transactions
Issuance of Units	577,597	507,010
Redemption of Units	(4,186,645)	(5,314,100)

Net decrease in net assets from capital share transactions	(3,609,048)	(4,807,090)

Net decrease in net assets	(3,072,960)	(3,582,940)

Net assets, beginning of year	12,974,396	16,557,336

Net assets, end of year	$9,901,436	$12,974,396

Units, beginning of year	10,676.154	14,646.201
Issuance of Units	482.137	420.399
Redemption of Units	(3,444.485)	(4,390.446)

Units, end of year	7,713.806	10,676.154

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and December 31, 2013

	2014	2013
Cash flows from operating activities
Net increase in net assets from operations	$536,088	$1,224,150
Adjustment to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	3,620,497	495,000
Decrease in unrealized appreciation on open forward contracts	—	89,246
Decrease in futures contracts purchased	152,224	67,373
Decrease in unrealized depreciation on open forward contracts	(12)	(62,242)
Increase (decrease) in futures contracts sold	(127,757)	73,018
Increase in due from affiliate	—	187
Decrease in management fees payable	(4,663)	(6,399)
Decrease in fees payable	(18,019)	(7,951)

Net cash provided by operating activities	4,158,358	1,872,382

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	577,597	507,010
Redemptions, net of change in redemptions payable	(4,111,637)	(5,899,980)

Net cash used in financing activities	(3,534,040)	(5,392,970)

Net increase (decrease) in cash	624,318	(3,520,588)

Cash, beginning of year	6,593,319	10,113,907

Cash, end of year	$7,217,637	$6,593,319

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
ASSETS
Due from brokers	$5,189,090	$9,420,810
Unrealized gain on futures contracts purchased	586,295	706,250
Unrealized gain on futures contracts sold	390,259	349,361
Cash	5,485,257	5,397,579

Total assets	11,650,901	15,874,000

LIABILITIES
Unrealized depreciation on open forward contracts	—	32
Unrealized loss on futures contracts purchased	430,105	270,229
Unrealized loss on futures contracts sold	95,653	260,601
Redemptions payable	400,248	510,236
Management fees payable	17,201	23,717
Fees payable	6,619	25,230

Total liabilities	949,826	1,090,045

NET ASSETS	$10,701,075	$14,783,955

Number of Units	7,316.097	11,363.786

Net Asset Value per Unit	$1,462.68	$1,300.97

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	0.0	**%	$2,110
Energy	(0.9)		(102,315)
Financial	2.8	*	306,622
Food & Fiber	(0.4)		(39,431)
Indices	1.7	*	192,190
Livestock	(1.2	)*	(131,640)
Metals	(0.6)		(71,346)

Total futures contracts purchased	1.4		156,190

Futures contracts sold
Currency	0.6		50,831
Energy	1.2	*	136,632
Financial	(0.1)		(7,871)
Food & Fiber	0.4		47,101
Indices	(0.6)		(63,551)
Metals	1.2	*	131,464

Total futures contracts sold	2.7		294,606

Total futures contracts, at fair value	4.1%		$450,796

Futures and Forward Contracts by Country Composition
Australia	0.3%		$31,489
Canada	0.5		59,434
European Monetary Union	0.0	**	2,993
Great Britain	0.5		51,918
Japan	1.1	*	120,855
United States	0.3		36,960
Other	1.4	*	147,147

Total futures and forward contracts by country composition	4.1%		$450,796

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts Currency	(0.0	)**%	$(32)

Total unrealized depreciation on open forward contracts	(0.0	)**	(32)

Total forward contracts, at fair value	(0.0	)**%	$(32)

Futures contracts purchased
Currency	0.2%		$24,037
Energy	(0.6)		(83,116)
Financial	(0.0	)**	(4,502)
Food & Fiber	(0.3)		(47,775)
Indices	2.5	*	386,442
Livestock	(0.1)		(10,750)
Metals	1.2	*	171,685

Total futures contracts purchased	2.9		436,021

Futures contracts sold
Currency	0.5		73,876
Financial	0.6		89,589
Food & Fiber	0.5		73,444
Indices	(0.1)		(12,790)
Metals	(0.9)		(135,359)

Total futures contracts sold	0.6		88,760

Total futures contracts, at fair value	3.5%		$524,781

Futures and Forward Contracts by Country Composition
Australia	(0.1)%		$(10,031)
Canada	0.3		50,282
European Monetary Union	0.0	**	1,154
Great Britain	(0.0	)**	(1,511)
Japan	0.5		72,358
United States	2.5	*	371,366
Other	0.3		41,131

Total futures and forward contracts by country composition	3.5%		$524,749

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and December 31, 2013

	2014	2013
Investment Income
Interest income	$1,573	$1,964
Other income	12	6

Total investment income	1,585	1,970

Expenses
Selling commission	496,236	694,490
Brokerage commissions	321,526	447,040
Management fee	229,510	321,204
Ongoing offering expenses	35,210	173,623
Operating expenses	18,610	26,044
Other	11,223	11,611

Total expenses	1,112,315	1,674,012

Net investment loss	$(1,110,730)	$(1,672,042)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$2,437,362	$4,464,071
Net change in unrealized depreciation on futures and forward contracts	(73,953)	(358,869)

Net gain on investments	2,363,409	$4,105,202

Net increase in net assets from operations	$1,252,679	$2,433,160

Net increase in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$140.27	$184.35

Net increase in net assets from operations per unit (based upon change in net asset value per unit during year)	$161.71	$162.32

*	Weighted average number of Units outstanding for Series B for the Years Ended December 31, 2014 and December 31, 2013: 8,930.45 and 13,198.87, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2014 and December 31, 2013

	2014	2013
Increase (decrease) in net assets from operations
Net investment loss	$(1,110,730)	$(1,672,042)
Net realized gain on futures and forward contracts	2,437,362	4,464,071
Net change in unrealized depreciation on futures and forward contracts	(73,953)	(358,869)

Net increase in net assets from operations	1,252,679	2,433,160

Capital Share transactions
Issuance of Units	401,012	746,494
Redemption of Units	(5,736,571)	(6,252,661)

Net decrease in net assets from capital share transactions	(5,335,559)	(5,506,167)

Net decrease in net assets	(4,082,880)	(3,073,007)

Net assets, beginning of year	14,783,955	17,856,962

Net assets, end of year	$10,701,075	$14,783,955

Units, beginning of year	11,363.782	15,682.537
Issuance of Units	304.733	567.675
Redemption of Units	(4,352.418)	(4,886.426)

Units, end of year	7,316.097	11,363.786

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and December 31, 2013

	2014	2013
Cash flows from operating activities
Net increase in net assets from operations	$1,252,679	$2,433,160
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in due from brokers	4,231,720	(429,381)
Decrease in unrealized appreciation on open forward contracts	—	210,352
Decrease in futures contracts purchased	279,831	160,914
Decrease in unrealized depreciation on open forward contracts	(32)	(114,403)
Increase (decrease) in futures contracts sold	(205,846)	102,006
Decrease in management fees payable	(6,516)	(5,169)
Decrease in fees payable	(18,611)	(9,288)

Net cash provided by operating activities	5,533,225	2,348,191

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	401,012	746,494
Redemptions, net of change in redemptions payable	(5,846,559)	(6,548,386)

Net cash used in financing activities	(5,445,547)	(5,801,892)

Net increase (decrease) in cash	87,678	(3,453,701)

Cash, beginning of year	5,397,579	8,851,280

Cash, end of year	$5,485,257	$5,397,579

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

(c)	Cash and Translation of Foreign Currency

The Fund maintains cash deposits with financial institutions in amounts that are in excess of the coverage limits adopted by the Federal Deposit Insurance Corporation. The Fund does not, however, believe it is exposed to significant credit risk on these holdings.

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

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of December 31, 2014, the Fund had on deposit $3,572,408 at ADMIS, $1,096,052 at Barclays Capital and $3,553,135 at Merrill Lynch. As of December 31, 2014, Series A had on deposit $1,336,878 at ADMIS, $312,652 at Barclays Capital and $1,382,975 at Merrill Lynch. As of December 31, 2014, Series B had on deposit $2,235,530 at ADMIS, $783,400 at Barclays Capital and $2,170,160 at Merrill Lynch.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2011 through 2014 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

(g)	Recently Adopted Accounting Pronouncements

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

In January 2013, FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments were effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Fund’s financial statements.

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

As of and during the years ended December 31, 2014 and December 31, 2013, the Fund held no investments or derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities measured at fair value on a recurring basis by the ASC 820 fair value hierarchy as of December 31, 2014:

Superfund Green, L.P.

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$627,584	$627,584	$—	$—
Futures contracts purchased	927,412	927,412	—	—

Total Assets Measured at Fair Value	$1,554,996	$1,554,996	$—	$—

LIABILITIES
Futures contracts sold	$154,403	$154,403	$—	$—
Futures contracts purchased	681,201	681,201	—	—

Total Liabilities Measured at Fair Value	$835,604	$835,604	$—	$—

Superfund Green, L.P. – Series A

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$237,325	$237,325	$—	$—
Futures contracts purchased	341,117	341,117	—	—

Total Assets Measured at Fair Value	$578,442	$578,442	$—	$—

LIABILITIES
Futures contracts sold	$58,750	$58,750	$—	$—
Futures contracts purchased	251,096	251,096	—	—

Total Liabilities Measured at Fair Value	$309,846	$309,846	$—	$—

Superfund Green, L.P. – Series B

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$390,259	$390,259	$—	$—
Futures contracts purchased	586,295	586,295	—	—

Total Assets Measured at Fair Value	$976,554	$976,554	$—	$—

LIABILITIES
Futures contracts sold	$95,653	$95,653	$—	$—
Futures contracts purchased	430,105	430,105	—	—

Total Liabilities Measured at Fair Value	$525,758	$525,758	$—	$—

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

For the years ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 assets and liabilities.

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$927,412	$(681,201)	$246,211
Futures contracts	Futures contracts sold	627,584	(154,403)	473,181

Totals		$1,554,996	$(835,604)	$719,392

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(44)	$(44)
Futures contracts	Futures contracts purchased	1,125,807	(447,541)	678,266
Futures contracts	Futures contracts sold	567,289	(427,711)	139,578

Totals		$1,693,096	$(875,296)	$817,800

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$74,729	$—	$—	$74,729
Barclays Capital	594,459	—	—	594,459
Merrill Lynch	50,204	—	—	50,204

Totals	$719,392	$—	$—	$719,392

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2013 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$683,720	$—	$—	$683,720
Barclays Capital	11,835	—	—	11,835
Citigroup Global Markets Inc.	122,245	—	—	122,245

Totals	$817,800	$—	$—	$817,800

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(188,573)	$44
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	4,118,198	(98,452)

Total		$3,929,625	$(98,408)

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(546,327)	$(122,953)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	7,764,811	(403,311)

Total		$7,218,484	$(526,264)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2014:

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$79,895	0.4		$(256)	(0.0)*	$81,749
Financial	516,998	2.4		(25,961)	(0.1)	—	—		(12,202)	(0.1)	478,835
Food & Fiber	36,790	0.2		(89,576)	(0.4)	107,005	0.5		(32,364)	(0.1)	21,855
Indices	312,438	1.4		(18,098)	(0.1)	3,206	0.0	*	(104,507)	(0.5)	193,039
Metals	55,851	0.3		(174,000)	(0.8)	219,636	1.0		(5,075)	(0.0)*	96,412
Livestock	3,090	0.0	*	(213,200)	(1.0)	—	—		—	—	(210,110)
Energy	134	0.0	*	(160,365)	(0.7)	217,843	1.0		—	—	57,612

Totals	$927,411	4.3		$(681,200)	(3.2)	$627,585	2.9		$154,404	(0.7)	$719,392

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2013:

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(44)	(0.0)*	$(44)
Currency	65,637	0.2		(27,081)	(0.1)	122,158	0.4		(7,665)	(0.0)*	153,049
Financial	4,949	0.0	*	(15,428)	(0.1)	176,082	0.6		(18,440)	(0.1)	147,163
Food & Fiber	14,080	0.1		(92,471)	(0.3)	122,152	0.4		(165)	(0.0)*	43,596
Indices	643,153	2.3		(31,623)	(0.1)	168	0.0	*	(18,733)	(0.1)	592,965
Metals	275,909	1.0		—	—	146,729	0.5		(382,708)	(1.4)	39,930
Livestock	—	—		(17,370)	(0.1)	—	—		—	—	(17,370)
Energy	122,079	0.4		(263,568)	(0.9)	—	—		—	—	(141,489)

Totals	$1,125,807	4.1		$(447,541)	(1.6)	$567,289	2.0		$(427,755)	(1.5)	$817,800

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	220	203
Financial	1,955	217
Food & Fiber	245	347
Indices	932	287
Metals	341	298
Energy	219	206
Livestock	129	1

Total	4,041	1,559

*	Based on quarterly holdings

Superfund Green, L.P. average* contract volume by market sector for the Year Ended December 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	45	41	$42	$157

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	769	411
Financial	2,863	1,467
Food & Fiber	183	349
Indices	2,810	238
Metals	1,267	737
Energy	699	401
Livestock	137	45

Total	8,773	3,689

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Year Ended December 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(188,573)	$44	$(188,529)
Currency	553,145	(71,300)	481,845
Financial	2,466,259	331,672	2,797,931
Food & Fiber	931,647	(21,741)	909,906
Indices	906,369	(399,926)	506,443
Metals	(658,725)	56,482	(602,243)
Livestock	553,240	(192,740)	360,500
Energy	(633,737)	199,101	(434,636)

Total net trading gains (losses)	$3,929,625	$(98,408)	$3,831,217

	For the Year Ended December 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(546,327)	$(122,953)	$(669,280)
Currency	(904,875)	(142,884)	(1,047,759)
Financial	1,073,545	(88,857)	984,688
Food & Fiber	(701,350)	(152,976)	(854,326)
Indices	4,591,773	256,590	4,848,363
Metals	4,460,004	333,431	4,793,435
Livestock	94,090	(17,370)	76,720
Energy	(848,376)	(591,245)	(1,439,621)

Total net trading gains (losses)	$7,218,484	$(526,264)	$6,692,220

Superfund Green, L.P. - Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$341,117	$(251,096)	$90,021
Futures contracts	Futures contracts sold	237,325	(58,750)	178,575

Totals		$578,442	$(309,846)	$268,596

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(12)	$(12)
Futures contracts	Futures contracts purchased	419,557	(177,312)	242,245
Futures contracts	Futures contracts sold	217,928	(167,110)	50,818

Totals		$637,485	$(344,434)	$293,051

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$29,364	$—	$—	$29,364
Barclays Capital	221,708	—	—	221,708
Merrill Lynch	17,524	—	—	17,524

Totals	$268,596	$—	$—	$268,596

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2013 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$258,489	$—	$—	$258,489
Barclays Capital	3,378	—	—	3,378
Citigroup Global Markets Inc.	31,184	—	—	31,184

Totals	$293,051	$—	$—	$293,051

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(80,609)	$12
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,572,872	(24,467)

Total		$1,492,263	$(24,455)

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(233,119)	$(27,004)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,987,532	(140,391)

Total		$2,754,413	$(167,395)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2014:

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$—	—		$—	—	$29,064	0.3		$(256)	(0.0	)*	$28,808
Financial	194,235	1.9		(9,820)	(0.1)	—	—		(4,331)	(0.0	)*	180,084
Food & Fiber	15,355	0.1		(28,710)	(0.3)	41,104	0.4		(13,563)	(0.1)		14,186
Indices	108,901	1.0		(6,751)	(0.1)	735	0.0	*	(38,485)	(0.4)		64,400
Metals	20,662	0.2		(67,465)	(0.6)	85,212	0.8		(2,115)	(0.0	)*	36,294
Livestock	1,830	0.0	*	(80,300)	(0.8)	—	—		—	—		(78,470)
Energy	134	0.0	*	(58,050)	(0.6)	81,210	0.8		—	—		23,294

Totals	$341,117	3.2		$(251,096)	(2.5)	$237,325	2.3		$(58,750)	(0.5)		$268,596

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2013:

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(12)	(0.0	)*	$(12)
Currency	25,369	0.2		(10,850)	(0.1)	43,758	0.3		(3,141)	(0.0	)*	55,136
Financial	—	—		(5,977)	(0.0)*	75,733	0.6		(7,680)	(0.1)		62,076
Food & Fiber	4,790	0.0	*	(35,406)	(0.3)	48,543	0.41		—	—		17,927
Indices	240,531	1.9		(15,443)	(0.1)	56	0.0	*	(5,831)	(0.0	)*	219,313
Metals	104,224	0.8		—	—	49,838	0.4		(150,458)	(1.2)		3,604
Livestock	—	—		(6,620)	(0.1)	—	—		—	—		(6,620)
Energy	44,644	0.3		(103,017)	(0.8)	—	—		—	—		(58,373)

Totals	$419,558	3.2		$(177,313)	(1.4)	$217,928	1.7		$(167,122)	(1.3)		$293,051

*	Due to rounding – amount is less than 0.05%

Series A average* contract volume by market sector for the Year Ended December 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	87	79
Financial	760	87
Food & Fiber	94	132
Indices	351	108
Metals	134	111
Energy	83	76
Livestock	50	—

Total	1,559	593

*	Based on quarterly holdings

Series A average* contract volume by market sector for the Year Ended December 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	22	20	$15	$58

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	299	155
Financial	1,118	560
Food & Fiber	67	131
Indices	1,057	92
Metals	493	283
Energy	262	150
Livestock	56	17

Total	3,374	1,408

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Year Ended December 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(80,609)	$12	$(80,597)
Currency	195,186	(26,328)	168,858
Financial	930,635	118,008	1,048,643
Food & Fiber	351,617	(3,741)	347,876
Indices	404,768	(154,913)	249,855
Metals	(225,439)	32,690	(192,749)
Livestock	193,790	(71,850)	121,940
Energy	(277,685)	81,667	(196,018)

Total net trading gains (losses)	$1,492,263	$(24,455)	$1,467,808

	For the Year Ended December 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(233,119)	$(27,004)	$(260,123)
Currency	(308,266)	(52,452)	(360,718)
Financial	390,942	(32,277)	358,665
Food & Fiber	(272,319)	(53,088)	(325,407)
Indices	1,665,121	113,344	1,778,465
Metals	1,700,949	120,633	1,821,582
Livestock	39,570	(6,620)	32,950
Energy	(228,465)	(229,931)	(458,396)

Total net trading gains (losses)	$2,754,413	$(167,395)	$2,587,018

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$586,295	$(430,105)	$156,190
Futures contracts	Futures contracts sold	390,259	(95,653)	294,606

Totals		$976,554	$(525,758)	$450,796

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(32)	$(32)
Futures contracts	Futures contracts purchased	706,250	(270,229)	436,021
Futures contracts	Futures contracts sold	349,361	(260,601)	88,760

Totals		$1,055,611	$(530,862)	$524,749

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$45,365	$—	$—	$45,365
Barclays Capital	372,751	—	—	372,751
Merrill Lynch	32,680	—	—	32,680

Totals	$450,796	$—	$—	$450,796

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2013 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$425,231	$—	$—	$425,231
Barclays Capital	8,457	—	—	8,457
Citigroup Global Markets Inc.	91,061	—	—	91,061

Totals	$524,749	$—	$—	$524,749

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(107,964)	$32
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,545,326	(73,985)

Total		$2,437,362	$(73,953)

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(313,208)	$(95,949)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	4,777,279	(262,920)

Total		$4,464,071	$(358,869)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2014:

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$50,831	0.5		$—	—	$52,941
Financial	322,763	2.9		(16,141)	(0.1)	—	—		(7,871)	(0.1)	298,751
Food & Fiber	21,435	0.2		(60,866)	(0.5)	65,901	0.6		(18,801)	(0.2)	7,669
Indices	203,537	1.8		(11,347)	(0.1)	2,471	0.0	*	(66,022)	(0.6)	128,639
Metals	35,189	0.3		(106,535)	(1.0)	134,424	1.2		(2,960)	(0.0)*	60,118
Livestock	1,260	0.0	*	(132,900)	(1.2)	—	—		—	—	(131,640)
Energy	—	—		(102,315)	(0.9)	136,633	1.2		—	—	34,318

Totals	$586,294	5.2		$(430,104)	(3.8)	$390,260	3.5		$(95,654)	(0.9)	$450,796

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2013:

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(32)	(0.0)*	$(32)
Currency	40,268	0.3		(16,231)	(0.1)	78,400	0.5		(4,524)	(0.0)*	97,913
Financial	4,949	0.0	*	(9,451)	(0.1)	100,349	0.7		(10,760)	(0.1)	85,087
Food & Fiber	9,290	0.1		(57,065)	(0.4)	73,609	0.5		(165)	(0.0)*	25,669
Indices	402,622	2.7		(16,180)	(0.1)	112	0.0	*	(12,902)	(0.1)	373,652
Metals	171,685	1.2		—	—	96,891	0.7		(232,250)	(1.6)	36,326
Livestock	—	—		(10,750)	0.1	—	—		—	—	(10,750)
Energy	77,435	0.5		(160,551)	(1.1)	—	—		—	—	(83,116)

Totals	$706,249	4.8		$(270,228)	(1.8)	$349,361	2.4		$(260,633)	(1.8)	$524,749

*	Due to rounding – amount is less than 0.05%

Series B average* contract volume by market sector for the Year Ended December 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	133	124
Financial	1,195	130
Food & Fiber	151	215
Indices	581	179
Metals	207	187
Energy	136	130
Livestock	79	1

Total	2,482	966

*	Based on quarterly holdings

Series B average* contract volume by market sector for the Year Ended December 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	23	21	$27	$99

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	470	256
Financial	1,745	907
Food & Fiber	116	218
Indices	1,753	146
Metals	774	454
Energy	437	251
Livestock	81	28

Total	5,399	2,281

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Year Ended December 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(107,964)	$32	$(107,932)
Currency	357,959	(44,972)	312,987
Financial	1,535,624	213,664	1,749,288
Food & Fiber	580,030	(18,000)	562,030
Indices	501,601	(245,013)	256,588
Metals	(433,286)	23,792	(409,494)
Livestock	359,450	(120,890)	238,560
Energy	(356,052)	117,434	(238,618)

Total net trading gains (losses)	$2,437,362	$(73,953)	$2,363,409

	For the Year Ended December 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(313,208)	$(95,949)	$(409,157)
Currency	(596,609)	(90,432)	(687,041)
Financial	682,603	(56,580)	626,023
Food & Fiber	(429,031)	(99,888)	(528,919)
Indices	2,926,652	143,246	3,069,898
Metals	2,759,055	212,798	2,971,853
Livestock	54,520	(10,750)	43,770
Energy	(619,911)	(361,314)	(981,225)

Total net trading gains (losses)	$4,464,071	$(358,869)	$4,105,202

(4)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2014, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum) of net assets, ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund. For the year ended December 31, 2014, rebated selling commissions amounted to $321,920 for Series A and $406,583 for Series B.

As of December 31, 2014, Superfund Capital Management owned 178.298 Units of Series A, representing 2.3% of the total issued Units of Series A, and 196.786 Units of Series B, representing 2.7% of the total issued Units of Series B, having a combined value of $519,069. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $22,255 for the year ended December 31, 2014. Selling commissions over the 10% threshold in the amount of $11,190 were rebated to Superfund Capital Management during this period through the purchase of 8.488 Units of Series B. As of December 31, 2013, Superfund Capital Management owned 386.799 Units of Series A, representing 3.62% of the total issued Units of Series A, and 554.669 Units of Series B, representing 4.88% of the total issued Units of Series B, having a combined value of $1,191,673. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $121,549 for the year ended December 31, 2013. Selling commissions over the 10% threshold in the amount of $14,742 were rebated to Superfund Capital Management during this period through the purchase of 11.657 Units of Series B. Superfund Capital Management did not make any other contributions to either Series during the year ended December 31, 2014. Superfund Capital Management redeemed 208.502 Units of Series A and 366.67 Units of Series B during this period, having a combined value of $710,000. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets.

(7)	Financial Highlights

Financial highlights for the year ended December 31, 2014, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees	5.6%	12.4%
Incentive fees	0.0	0.0

Total return after incentive fees	5.6%	12.4%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.1%	8.9%
Incentive fees	0.0	0.0

Total expenses	8.1%	8.9%

Net investment loss	(8.1)%	(8.9)%
Net asset value per unit, beginning of year	$1,215.27	$1,300.97
Net investment loss	(98.41)	(117.43)
Net gain on investments	166.74	279.14

Net asset value per unit, end of year	$1,283.60	$1,462.68

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during year)	$59.08	$140.27

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$68.33	$161.71

Financial highlights for the year ended December 31, 2013, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees	7.5%	14.3%
Incentive fees	0.0	0.0

Total return after incentive fees	7.5%	14.3%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.8%	9.7%
Incentive fees	0.0	0.0

Total expenses	8.8%	9.7%

Net investment loss	(8.8)%	(9.7)%
Net asset value per unit, beginning of year	$1,130.49	$1,138.65
Net investment loss	(106.02)	(122.27)
Net gain on investments	190.80	284.59

Net asset value per unit, end of year	$1,215.27	$1,300.97

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:

Net increase in net assets from operations per Unit (based upon weighted average Number of Units during year)	$98.55	$184.35

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$84.78	$162.32

(8)	Financial Instrument Risk

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $1,554,996 and $835,604, respectively, at December 31, 2014.

For Series A, gross unrealized gains and losses related to exchange traded futures were $578,442 and $309,846, respectively, at December 31, 2014.

For Series B, gross unrealized gains and losses related to exchange traded futures were $976,554 and $525,758, respectively, at December 31, 2014.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc. (“ADMIS”), Barclays Capital Inc. (“Barclays Capital”) and Merrill Lynch, Pierce, Fenner & Smith Inc. (“Merrill Lynch”).

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

SUPERFUND GREEN, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Signature	Title with Superfund Capital Management	Date
/s/ Nigel James Nigel James	President (Principal Executive Officer)	March 31, 2015

/s/ Martin Schneider Martin Schneider	Vice President and Director (Principal Financial Officer)	March 31, 2015

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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