Form 10-Q
period 2015-03-31
SUPERFUND GREEN, L.P.
filed 2015-05-15
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2015 and December 31, 2014

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS

Due from brokers	$7,833,015	$8,221,595

Unrealized gain on futures contracts purchased	953,098	927,412

Unrealized gain on futures contracts sold	429,886	627,584

Cash	12,590,853	12,702,894

Total assets	21,806,852	22,479,485

LIABILITIES

Unrealized loss on futures contracts purchased	430,260	681,201

Unrealized loss on futures contracts sold	207,056	154,403

Redemptions payable	706,921	991,842

Management fees payable	32,724	33,459

Fees payable	16,107	16,069

Total liabilities	1,393,068	1,876,974

NET ASSETS	$20,413,784	$20,602,511

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2015

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	(0.0	)**%	$(5,368)
Energy	(0.1)		(20,816)
Financial	1.9		388,384
Food & Fiber	(0.6)		(120,155)
Indices	1.5		302,611
Livestock	0.4		82,540
Metals	(0.5)		(104,358)

Total futures contracts purchased	2.6		522,838

Futures contracts sold
Currency	(0.5)		(100,565)
Energy	0.2		38,333
Food & Fiber	1.1		215,794
Indices	0.1		24,796
Livestock	(0.0	)**	(1,960)
Metals	0.2		46,432

Total futures contracts sold	1.1		222,830

Total futures contracts, at fair value	3.7%		$745,668

Futures contracts by country composition
Australia	0.3%		$71,394
Canada	(0.2)		(34,977)
European Monetary Union	0.1		24,625
Great Britain	0.1		15,085
Japan	0.8		155,095
United States	1.7		349,820
Other	0.8		164,626

Total futures contracts by country composition	3.6%		$745,668

No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.

**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets	Fair Value
Futures Contracts Purchased
Currency	0.0 **%	$2,110
Energy	(0.7)	(160,231)
Financial	2.3	491,037
Food & Fiber	(0.2)	(52,786)
Indices	1.4	294,340
Livestock	(1.0)	(210,110)
Metals	(0.5)	(118,149)

Total futures contracts purchased	1.3	246,211

Futures Contracts Sold
Currency	0.4	79,639
Energy	1.0	217,842
Financial	(0.1)	(12,202)
Food & Fiber	0.3	74,642
Indices	(0.5)	(101,301)
Metals	1.0	214,561

Total futures contracts sold	2.1	473,181

Total futures contracts, at fair value	3.4%	$719,392

Futures contracts by country composition
Australia	0.2%	$44,422
Canada	0.4	90,868
European Monetary Union	0.0 **	353
Great Britain	0.4	77,698
Japan	0.9	188,896
United States	0.3	74,579
Other	1.1	242,576

Total futures contracts by country composition	3.3%	$719,392

No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.

**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
Investment income
Interest income	$434	$934
Other income (loss)	(320)	7

Total investment income	114	941

Expenses
Brokerage commissions	69,658	186,007
Management fees	99,436	123,597
Selling commissions	214,997	267,238
Ongoing offering expenses	—	66,809
Operating expenses	8,064	10,022
Other	7,667	2,724

Total expenses	399,822	656,397

Net investment loss	(399,708)	(655,456)

Realized and unrealized gain (loss) on investments
Net realized gain on futures contracts	1,709,647	534,379
Net change in unrealized appreciation (depreciation) on futures contracts	26,276	(320,916)

Net gain on investments	1,735,923	213,463

Net increase (decrease) in net assets from operations	$1,336,215	$(441,993)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2015	2014
Increase (decrease) in net assets from operations

Net investment loss	$(399,708)	$(655,456)
Net realized gain on futures contracts	1,709,647	534,379
Net change in unrealized appreciation (depreciation) on futures contracts	26,276	(320,916)

Net increase (decrease) in net assets from operations	1,336,215	(441,993)

Capital share transactions
Issuance of Units	166,938	211,812
Redemption of Units	(1,691,880)	(2,418,264)

Net decrease in net assets from capital share transactions	(1,524,942)	(2,206,452)

Net decrease in net assets	(188,727)	(2,648,445)

Net assets, beginning of period	20,602,511	27,758,351

Net assets, end of period	$20,413,784	$25,109,906

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,336,215	$(441,993)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	388,580	8,809,604
Increase in unrealized appreciation on open forward contracts	—	(18)
Decrease (increase) in futures contracts purchased	(276,627)	367,727
Increase (decrease) in unrealized depreciation on open forward contracts	—	466
Decrease (increase) in futures contracts sold	250,351	(47,259)
Decrease in management fees payable	(735)	(5,128)
Increase (decrease) in fees payable	38	(11,790)

Net cash provided by operating activities	1,697,822	8,671,609

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	166,938	261,812
Redemptions, net of change in redemptions payable	(1,976,801)	(3,076,428)

Net cash used in financing activities	(1,809,863)	(2,814,616)

Net increase (decrease) in cash	(112,041)	5,856,993

Cash, beginning of period	12,702,894	11,990,898

Cash, end of period	$12,590,853	$17,847,891

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2015 and December 31, 2014

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS

Due from brokers	$2,860,684	$3,032,505

Unrealized gain on futures contracts purchased	345,952	341,117

Unrealized gain on futures contracts sold	154,930	237,325

Cash	6,867,558	7,217,637

Total assets	10,229,124	10,828,584

LIABILITIES

Unrealized loss on futures contracts purchased	151,055	251,096

Unrealized loss on futures contracts sold	74,599	58,750

Redemptions payable	246,594	591,594

Management fees payable	15,461	16,258

Fees payable	9,183	9,450

Total liabilities	496,892	927,148

NET ASSETS	$9,732,232	$9,901,436

Number of Units	7,276.417	7,713.806

Net Asset Value per Unit	$1,337.50	$1,283.60

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2015

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	(0.0	)**%	$(1,112)
Energy	(0.1)		(6,314)
Financial	1.4		138,684
Food & Fiber	(0.4)		(40,838)
Indices	1.1		111,395
Livestock	0.3		31,321
Metals	(0.3)		(38,239)

Total futures contracts purchased	2.0		194,897

Futures contracts sold
Currency	(0.4)		(39,445)
Energy	0.1		11,999
Food & Fiber	0.8		77,386
Indices	0.1		11,452
Livestock	(0.0	)**	(820)
Metals	0.2		19,759

Total futures contracts sold	0.8		80,331

Total futures contracts, at fair value	2.8%		$275,228

Futures contracts by country composition
Australia	0.3%		$25,465
Canada	(0.1)		(14,536)
European Monetary Union	0.1		8,961
Great Britain	0.1		6,617
Japan	0.5		53,917
United States	1.3		133,583
Other	0.6		61,221

Total futures contracts by country composition	2.8%		$275,228

No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.

**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Energy	(0.6)%	$(57,916)
Financial	1.8	184,415
Food & Fiber	(0.1)	(13,355)
Indices	0.9	102,150
Livestock	(0.7)	(78,470)
Metals	(0.4)	(46,803)

Total futures contracts purchased	0.9	90,021

Futures contracts sold
Currency	0.3	28,808
Energy	0.8	81,210
Financial	(0.0)**	(4,331)
Food & Fiber	0.2	27,541
Indices	(0.4)	(37,750)
Metals	0.8	83,097

Total futures contracts sold	1.7	178,575

Total futures contracts, at fair value	2.6%	$268,596

Futures contracts by country composition
Australia	0.1%	$12,933
Canada	0.3	31,434
European Monetary Union	(0.0)**	(2,640)
Great Britain	0.2	25,780
Japan	0.6	68,041
United States	0.5	37,619
Other	0.9	95,429

Total futures contracts by country composition	2.6%	$268,596

No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.

**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
Investment income
Interest income	$162	$369
Other income (loss)	(3)	3

Total investment income	159	372

Expenses
Brokerage commissions	23,137	70,919
Management fees	47,067	58,459
Selling commissions	101,767	126,399
Ongoing offering expenses	—	31,599
Operating expenses	3,817	4,740
Other	3,072	1,031

Total expenses	178,860	293,147

Net investment loss	(178,701)	(292,775)

Realized and unrealized gain (loss) on investments
Net realized gain on futures contracts	586,995	155,815
Net change in unrealized appreciation (depreciation) on futures contracts	6,632	(97,223)

Net gain on investments	593,627	58,592

Net increase (decrease) in net assets from operations	$414,926	$(234,183)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$55.20	$(22.92)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$53.90	$(22.61)

*	Weighted average number of Units outstanding for Series A for the Three Months Ended March 31, 2015 and March 31, 2014: 7,516.97 and 10,219.56, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2015	2014
Increase (decrease) in net assets from operations

Net investment loss	$(178,701)	$(292,775)
Net realized gain on futures contracts	586,995	155,815
Net change in unrealized appreciation (depreciation) on futures contracts	6,632	(97,223)

Net increase (decrease) in net assets from operations	414,926	(234,183)

Capital Share transactions
Issuance of Units	74,670	97,526
Redemption of Units	(658,800)	(845,988)

Net decrease in net assets from capital share transactions	(584,130)	(748,462)

Net decrease in net assets	(169,204)	(982,645)

Net assets, beginning of period	9,901,436	12,974,396

Net assets, end of period	$9,732,232	$11,991,751

Units, beginning of period	7,713.806	10,676.154
Issuance of Units	56.792	80.789
Redemption of Units	(494.181)	(702.280)

Units, end of period	7,276.417	10,054.663

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$414,926	$(234,183)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	171,821	4,227,066
Increase in unrealized appreciation on open forward contracts	—	(6)
Decrease (increase) in futures contracts purchased	(104,876)	120,402
Increase (decrease) in unrealized depreciation on open forward contracts	—	168
Decrease (increase) in futures contracts sold	98,244	(23,341)
Decrease in management fees payable	(797)	(2,067)
Decrease in fees payable	(267)	(4,794)

Net cash provided by operating activities	579,051	4,083,245

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	74,670	147,526
Redemptions, net of change in redemptions payable	(1,003,800)	(1,195,942)

Net cash used in financing activities	(929,130)	(1,048,416)

Net increase (decrease) in cash	(350,079)	3,034,829

Cash, beginning of period	7,217,637	6,593,319

Cash, end of period	$6,867,558	$9,628,148

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2015 and December 31, 2014

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS

Due from brokers	$4,972,331	$5,189,090

Unrealized gain on futures contracts purchased	607,146	586,295

Unrealized gain on futures contracts sold	274,956	390,259

Cash	5,723,295	5,485,257

Total assets	11,577,728	11,650,901

LIABILITIES

Unrealized loss on futures contracts purchased	279,205	430,105

Unrealized loss on futures contracts sold	132,457	95,653

Redemptions payable	460,327	400,248

Management fees payable	17,263	17,201

Fees payable	6,924	6,619

Total liabilities	896,176	949,826

NET ASSETS	$10,681,552	$10,701,075

Number of Units	6,719.778	7,316.097

Net Asset Value per Unit	$1,589.57	$1,462.68

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2015

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	(0.0	)**%	$(4,256)
Energy	(0.1)		(14,502)
Financial	2.3		249,700
Food & Fiber	(0.7)		(79,317)
Indices	1.8		191,216
Livestock	0.5		51,219
Metals	(0.6)		(66,119)

Total futures contracts purchased	3.2		327,941

Futures contracts sold
Currency	(0.6)		(61,120)
Energy	0.2		26,334
Food & Fiber
ICE Sugar No. 11 expiring May 2015, United States	1.1		113,826
Other	0.2		24,582

Total Food & Fiber	1.3		138,408
Indices	0.1		13,344
Livestock	(0.0	)**	(1,140)
Metals	0.2		26,673

Total futures contracts sold	1.2		142,499

Total futures contracts, at fair value	4.4%		$470,440

Futures contracts by country composition
Australia	0.4%		$45,929
Canada	(0.2)		(20,441)
European Monetary Union	0.1		15,664
Great Britain	0.1		8,468
Japan	1.0		101,178
United States	2.0		216,237
Other	1.0		103,405

Total futures contracts by country composition	4.4%		$470,440

No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.

**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	0.0 **%	$2,110
Energy	(0.9)	(102,315)
Financial	2.8	306,622
Food & Fiber	(0.4)	(39,431)
Indices	1.7	192,190
Livestock	(1.2)	(131,640)
Metals	(0.6)	(71,346)

Total futures contracts purchased	1.4	156,190

Futures contracts sold
Currency	0.6	50,831
Energy	1.2	136,632
Financial	(0.1)	(7,871)
Food & Fiber	0.4	47,101
Indices	(0.6)	(63,551)
Metals	1.2	131,464

Total futures contracts sold	2.7	294,606

Total futures contracts, at fair value	4.1%	$450,796

Futures contracts by country composition
Australia	0.3%	$31,489
Canada	0.5	59,434
European Monetary Union	0.0 **	2,993
Great Britain	0.5	51,918
Japan	1.1	120,855
United States	0.3	36,960
Other	1.4	147,147

Total futures contracts by country composition	4.1%	$450,796

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
Investment income
Interest income	$272	$565
Other income (loss)	(317)	4

Total investment income	(45)	569

Expenses
Brokerage commissions	46,521	115,088
Management fees	52,369	65,138
Selling commissions	113,230	140,839
Ongoing offering expenses	—	35,210
Operating expenses	4,247	5,282
Other	4,595	1,693

Total expenses	220,962	363,250

Net investment loss	(221,007)	(362,681)

Realized and unrealized gain (loss) on investments
Net realized gain on futures contracts	1,122,652	378,564
Net change in unrealized appreciation (depreciation) on futures contracts	19,644	(223,693)

Net gain on investments	1,142,296	154,871

Net increase (decrease) in net assets from operations	$921,289	$(207,810)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$131.37	$(19.87)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$126.89	$(18.67)

*	Weighted average number of Units outstanding for Series B for the Three Months Ended March 31, 2015 and March 31, 2014: 7,013.14 and 10,459.23, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2015	2014
Increase (decrease) in net assets from operations

Net investment loss	$(221,007)	$(362,681)
Net realized gain on futures contracts	1,122,652	378,564
Net change in unrealized appreciation (depreciation) on futures contracts	19,644	(223,693)

Net increase (decrease) in net assets from operations	921,289	(207,810)

Capital Share transactions
Issuance of Units	92,268	114,286
Redemption of Units	(1,033,080)	(1,572,276)

Net decrease in net assets from capital share transactions	(940,812)	(1,457,990)

Net decrease in net assets	(19,523)	(1,665,800)

Net assets, beginning of period	10,701,075	14,783,955

Net assets, end of period	$10,681,552	$13,118,155

Units, beginning of period	7,316.097	11,363.782
Issuance of Units	60.216	88.196
Redemption of Units	(656.535)	(1,221.778)

Units, end of period	6,719.778	10,230.200

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$921,289	$(207,810)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	216,759	4,582,538
Increase (decrease) in unrealized appreciation on open forward contracts	—	(12)
Decrease (increase) in futures contracts purchased	(171,751)	247,325
Increase (decrease) in unrealized depreciation on open forward contracts	—	298
Decrease (increase) in futures contracts sold	152,107	(23,918)
Increase (decrease) in management fees payable	62	(3,061)
Increase (decrease) in fees payable	305	(6,996)

Net cash provided by operating activities	1,118,771	4,588,364

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	92,268	114,286
Redemptions, net of change in redemptions payable	(973,001)	(1,880,486)

Net cash used in financing activities	(880,733)	(1,766,200)

Net increase in cash	238,038	2,822,164

Cash, beginning of period	5,485,257	5,397,579

Cash, end of period	$5,723,295	$8,219,743

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

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

2.	Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of March 31, 2015, the Fund had on deposit $3,049,978 at ADM Investor Services, Inc., $126,930 at Barclays Capital Inc. and $4,656,107 at Merrill Lynch, Pierce, Fenner & Smith. As of March 31, 2015, Series A had on deposit $1,063,171 at ADM Investor Services, Inc., $53,060 at Barclays Capital Inc. and $1,744,453 at Merrill Lynch, Pierce, Fenner & Smith. As of March 31, 2015, Series B had on deposit $1,986,807 at ADM Investor Services, Inc., $73,870 at Barclays Capital Inc. and $2,911,654 at Merrill Lynch, Pierce, Fenner & Smith.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund may include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. As of and for the quarter ended March 31, 2015 there were no forward or spot foreign currency contracts held by the Fund.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at March 31, 2015 or December 31, 2014 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2015 and December 31, 2014:

Superfund Green, L.P.

	Balance March 31, 2015	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$429,886	$429,886	$—	$—
Futures contracts purchased	953,098	953,098	—	—

Total Assets Measured at Fair Value	$1,382,984	$1,382,984	$—	$—

LIABILITIES
Futures contracts sold	$207,056	$207,056	$—	$—
Futures contracts purchased	430,260	430,260	—	—

Total Liabilities Measured at Fair Value	$637,316	$637,316	$—	$—

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$627,584	$627,584	$—	$—
Futures contracts purchased	927,412	927,412	—	—

Total Assets Measured at Fair Value	$1,554,996	$1,554,996	$—	$—

LIABILITIES
Futures contracts sold	$154,403	$154,403	$—	$—
Futures contracts purchased	681,201	681,201	—	—

Total Liabilities Measured at Fair Value	$835,604	$835,604	$—	$—

Superfund Green, L.P. – Series A

	Balance March 31, 2015	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$154,930	$154,930	$—	$—
Futures contracts purchased	345,952	345,952	—	—

Total Assets Measured at Fair Value	$500,882	$500,882	$—	$—

LIABILITIES
Futures contracts sold	$74,599	$74,599	$—	$—
Futures contracts purchased	151,055	151,055	—	—

Total Liabilities Measured at Fair Value	$225,654	$225,654	$—	$—

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$237,325	$237,325	$—	$—
Futures contracts purchased	341,117	341,117	—	—

Total Assets Measured at Fair Value	$578,442	$578,442	$—	$—

LIABILITIES
Futures contracts sold	$58,750	$58,750	$—	$—
Futures contracts purchased	251,096	251,096	—	—

Total Liabilities Measured at Fair Value	$309,846	$309,846	$—	$—

Superfund Green, L.P. – Series B

	Balance March 31, 2015	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$274,956	$274,956	$—	$—
Futures contracts purchased	607,146	607,146	—	—

Total Assets Measured at Fair Value	$882,102	$882,102	$—	$—

LIABILITIES
Futures contracts sold	$132,457	$132,457	$—	$—
Futures contracts purchased	279,205	279,205	—	—

Total Liabilities Measured at Fair Value	$411,662	$411,662	$—	$—

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$390,259	$390,259	$—	$—
Futures contracts purchased	586,295	586,295	—	—

Total Assets Measured at Fair Value	$976,554	$976,554	$—	$—

LIABILITIES
Futures contracts sold	$95,653	$95,653	$—	$—
Futures contracts purchased	430,105	430,105	—	—

Total Liabilities Measured at Fair Value	$525,758	$525,758	$—	$—

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

The Fund engages in the speculative trading of futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock, and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in commodity futures contracts are recorded in the statements of assets and liabilities as unrealized appreciation or depreciation on futures contracts purchased and futures contracts sold. Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and unrealized gain (loss) on investments in the Statements of Operations.

Superfund Capital Management believes futures trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2015	Liability Derivatives at March 31, 2015	Net
Futures contracts	Futures contracts purchased	$953,098	$(430,260)	$522,838

Futures contracts	Futures contracts sold	429,886	(207,056)	222,830

Totals		$1,382,984	$(637,316)	$745,668

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$927,412	$(681,201)	$246,211

Futures contracts	Futures contracts sold	627,584	(154,403)	473,181

Totals		$1,554,996	$(835,604)	$719,392

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$175,893	$—	$—	$175,893
Barclays Capital	604,567	—	—	604,567
Merrill Lynch	(34,792)	—	—	(34,792)

Totals	$745,668	$—	$—	$745,668

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$74,729	$—	$—	$74,729
Barclays Capital	594,459	—	—	594,459
Merrill Lynch	50,204	—	—	50,204

Totals	$719,392	$—	$—	$719,392

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$48,083	$—

Futures contracts	Net realized/unrealized gain on futures and forward contracts	1,661,564	26,276

Total		$1,709,647	$26,276

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(175,623)	$(448)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	710,002	(320,468)

Total		$534,379	$(320,916)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,394	0.0	*	$(7,762)	(0.0)*	$740	0.0	*	$(101,304)	(0.5)	$(105,932)
Financial	490,865	2.4		(102,483)	(0.5)	—	—		—	—	388,382
Food & Fiber	20,193	0.1		(140,347)	(0.7)	229,618	1.1		(13,825)	(0.1)	95,639
Indices	327,310	1.6		(24,699)	(0.1)	29,354	0.1		(4,558)	(0.0)*	327,407
Metals	11,312	0.1		(115,670)	(0.6)	113,329	0.6		(66,897)	(0.3)	(57,926)
Energy	18,484	0.1		(39,299)	(0.2)	56,845	0.3		(18,512)	(0.1)	17,518
Livestock	82,541	0.4		—	—	—	—		(1,960)	(0.0)*	80,580

Totals	$953,099	4.7		$(430,260)	(2.1)	$429,886	2.1		$(207,056)	(1.0)	$745,668

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$79,895	0.4		$(256)	(0.0)*	$81,749
Financial	516,998	2.4		(25,961)	(0.1)	—	—		(12,202)	(0.1)	478,835
Food & Fiber	36,790	0.2		(89,576)	(0.4)	107,005	0.5		(32,364)	(0.1)	21,855
Indices	312,438	1.4		(18,098)	(0.1)	3,206	0.0	*	(104,507)	(0.5)	193,039
Metals	55,851	0.3		(174,000)	(0.8)	219,636	1.0		(5,075)	(0.0)*	96,412
Livestock	3,090	0.0	*	(213,200)	(1.0)	—	—		—	—	(210,110)
Energy	134	0.0	*	(160,365)	(0.7)	217,843	1.0		—	—	57,612

Totals	$927,411	4.3		$(681,200)	(3.2)	$627,585	2.9		$154,404	(0.7)	$719,392

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended March 31, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	17	120
Financial	1,802	14
Food & Fiber	305	295
Indices	822	174
Metals	285	159
Energy	94	89
Livestock	143	4

Total	3,468	855

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended March 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	55	47	$240	$599

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	701	345
Financial	4,085	1,135
Food & Fiber	193	99
Indices	2,391	681
Metals	616	445
Energy	518	200
Livestock	168	1

Total	8,727	2,953

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$48,083	$—	48,083
Currency	561,266	(187,682)	373,584
Financial	1,197,840	(90,451)	1,107,389
Food & Fiber	(27,254)	73,785	46,531
Indices	618,348	134,367	752,715
Metals	18,927	(154,338)	(135,411)
Livestock	(659,720)	290,690	(369,030)
Energy	(47,843)	(40,095)	(87,938)

Total net trading gains	$1,709,647	$26,276	$1,735,923

	For the Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(175,623)	$(448)	$(176,071)
Currency	8,137	(155,053)	(146,916)
Financial	1,028,518	(132,326)	896,192
Food & Fiber	313,852	154,532	468,384
Indices	(51,209)	(570,834)	(622,043)
Metals	(370,482)	197,899	(172,583)
Livestock	444,430	32,350	476,780
Energy	(663,244)	152,964	(510,280)

Total net trading gains (losses)	$534,379	$(320,916)	$213,463

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2015	Liability Derivatives at March 31, 2015	Net
Futures contracts	Futures contracts purchased	$345,952	$(151,055)	$194,897

Futures contracts	Futures contracts sold	154,930	(74,599)	80,331

Totals		$500,882	$(225,654)	$275,228

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$341,117	$(251,096)	$90,021

Futures contracts	Futures contracts sold	237,325	(58,750)	178,575

Totals		$578,442	$(309,846)	$268,596

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$68,953	$—	$—	$68,953
Barclays Capital	221,667	—	—	221,667
Merrill Lynch	(15,392)	—	—	(15,392)

Totals	$275,228	$—	$—	$275,228

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$29,364	$—	$—	$29,364
Barclays Capital	221,708	—	—	221,708
Merrill Lynch	17,524	—	—	17,524

Totals	$268,596	$—	$—	$268,596

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$17,431	$—

Futures contracts	Net realized/unrealized gain on futures and forward contracts	569,564	6,632

Total		$586,995	$6,632

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(67,082)	$(162)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	222,897	(97,061)

Total		$155,815	$(97,223)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$1,175	0.0	*	$(2,287)	(0.0)*	$220	0.0	*	$(39,665)	(0.4)	$(40,557)
Financial	177,231	1.8		(38,547)	(0.4)	—	—		—	—	138,684
Food & Fiber	7,318	0.1		(48,156)	(0.5)	83,023	0.9		(5,637)	(0.1)	36,548
Indices	118,975	1.2		(7,580)	(0.1)	12,934	0.1		(1,482)	(0.0)*	122,847
Metals	3,737	0.0	*	(41,976)	(0.4)	37,178	0.4		(17,419)	(0.2)	(18,480)
Energy	6,196	0.1		(12,509)	(0.1)	21,575	0.2		(9,576)	(0.1)	5,686
Livestock	31,320	0.3		—	—	—	—		(820)	(0.0)*	30,500

Totals	$345,952	3.5		$(151,055)	(1.5)	$154,930	1.6		$(74,599)	(0.8)	$275,228

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$—	—		$—	—	$29,064	0.3		$(256)	(0.0	)*	$28,808
Financial	194,235	1.9		(9,820)	(0.1)	—	—		(4,331)	(0.0	)*	180,084
Food & Fiber	15,355	0.1		(28,710)	(0.3)	41,104	0.4		(13,563)	(0.1)		14,186
Indices	108,901	1.0		(6,751)	(0.1)	735	0.0	*	(38,485)	(0.4)		64,400
Metals	20,662	0.2		(67,465)	(0.6)	85,212	0.8		(2,115)	(0.0	)*	36,294
Livestock	1,830	0.0	*	(80,300)	(0.8)	—	—		—	—		(78,470)
Energy	134	0.0	*	(58,050)	(0.6)	81,210	0.8		—	—		23,294

Totals	$341,117	3.2		$(251,096)	(2.5)	$237,325	2.3		$(58,750)	(0.5)		$268,596

*	Due to rounding – amount is less than 0.05%

Series A average* monthly contract volume by market sector as of quarter ended March 31, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	8	40
Financial	668	6
Food & Fiber	113	110
Indices	302	65
Metals	103	57
Energy	33	33
Livestock	54	2

Total	1,281	313

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended March 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	27	23	$90	$201

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	265	130
Financial	1,590	448
Food & Fiber	72	38
Indices	891	262
Metals	229	163
Energy	193	75
Livestock	63	1

Total	3,330	1,140

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended March 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$17,431	$—	$17,431
Currency	211,238	(69,365)	141,873
Financial	446,604	(41,400)	405,204
Food & Fiber	(7,692)	22,363	14,671
Indices	192,250	58,446	250,696
Metals	6,092	(54,774)	(48,682)
Livestock	(251,940)	108,971	(142,969)
Energy	(26,988)	(17,609)	(44,597)

Total net trading gains	$586,995	$6,632	$593,627

	For the Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(67,082)	$(162)	$(67,244)
Currency	(170)	(56,144)	(56,314)
Financial	379,664	(45,642)	334,022
Food & Fiber	118,501	55,446	173,947
Indices	(10,876)	(208,569)	(219,445)
Metals	(142,397)	90,671	(51,726)
Livestock	158,760	10,980	169,740
Energy	(280,585)	56,197	(224,388)

Total net trading gains (losses)	$155,815	$(97,223)	$58,592

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2015	Liability Derivatives at March 31, 2015	Net
Futures contracts	Futures contracts purchased	$607,146	$(279,205)	$327,941

Futures contracts	Futures contracts sold	274,956	(132,457)	142,499

Totals		$882,102	$(411,662)	$470,440

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$586,295	$(430,105)	$156,190

Futures contracts	Futures contracts sold	390,259	(95,653)	294,606

Totals		$976,554	$(525,758)	$450,796

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$106,940	$—	$—	$106,940
Barclays Capital	382,900	—	—	382,900
Merrill Lynch	(19,400)	—	—	(19,400)

Totals	$470,440	$—	$—	$470,440

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$45,365	$—	$—	$45,365
Barclays Capital	372,751	—	—	372,751
Merrill Lynch	32,680	—	—	32,680

Totals	$450,796	$—	$—	$450,796

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$30,652	$—

Futures contracts	Net realized/unrealized gain on futures and forward contracts	1,092,000	19,644

Total		$1,122,652	$19,644

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(108,541)	$(286)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	487,105	(223,407)

Total		$378,564	$(223,693)

Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$1,219	0.0	*	$(5,475)	(0.1)	$520	0.0	*	$(61,640)	(0.6)	$(65,376)
Financial	313,634	2.9		(63,936)	(0.6)	—	—		—	—	249,698
Food & Fiber	12,874	0.1		(92,191)	(0.9)	146,595	1.4		(8,188)	(0.1)	59,090
Indices	208,335	2.0		(17,119)	(0.2)	16,420	0.2		(3,076)	(0.0)*	204,560
Metals	7,575	0.1		(73,694)	(0.7)	76,151	0.7		(49,478)	(0.5)	(39,446)
Energy	12,288	0.1		(26,790)	(0.3)	35,270	0.3		(8,936)	(0.1)	11,832
Livestock	51,221	0.5		—	—	—	—		(1,139)	(0.0)*	50,082

Totals	$607,146	5.7		$(279,205)	(2.8)	$274,956	2.6		$(132,457)	(1.3)	$470,440

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$50,831	0.5		$—	—	$52,941
Financial	322,763	2.9		(16,141)	(0.1)	—	—		(7,871)	(0.1)	298,751
Food & Fiber	21,435	0.2		(60,866)	(0.5)	65,901	0.6		(18,801)	(0.2)	7,669
Indices	203,537	1.8		(11,347)	(0.1)	2,471	0.0	*	(66,022)	(0.6)	128,639
Metals	35,189	0.3		(106,535)	(1.0)	134,424	1.2		(2,960)	(0.0)*	60,118
Livestock	1,260	0.0	*	(132,900)	(1.2)	—	—		—	—	(131,640)
Energy	—	—		(102,315)	(0.9)	136,633	1.2		—	—	34,318

Totals	$586,294	5.2		$(430,104)	(3.8)	$390,260	3.5		$(95,654)	(0.9)	$450,796

*	Due to rounding – amount is less than 0.05%

Series B average* monthly contract volume by market sector as of quarter ended March 31, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	9	80
Financial	1,134	8
Food & Fiber	192	185
Indices	520	109
Metals	182	102
Energy	61	56
Livestock	89	2

Total	2,187	542

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended March 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	28	24	$150	$398

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	436	215
Financial	2,495	687
Food & Fiber	121	61
Indices	1,500	419
Metals	387	282
Energy	325	125
Livestock	105	—

Total	5,397	1,813

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended March 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$30,652	$—	$30,652
Currency	350,028	(118,317)	231,711
Financial	751,236	(49,051)	702,185
Food & Fiber	(19,562)	51,422	31,860
Indices	426,098	75,921	502,019
Metals	12,835	(99,564)	(86,729)
Livestock	(407,780)	181,719	(226,061)
Energy	(20,855)	(22,486)	(43,341)

Total net trading gains	$1,122,652	$19,644	$1,142,296

	For the Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(108,541)	$(286)	$(108,827)
Currency	8,307	(98,909)	(90,602)
Financial	648,854	(86,684)	562,170
Food & Fiber	195,351	99,086	294,437
Indices	(40,333)	(362,265)	(402,598)
Metals	(228,085)	107,228	(120,857)
Livestock	285,670	21,370	307,040
Energy	(382,659)	96,767	(285,892)

Total net trading gains (losses)	$378,564	$(223,693)	$154,871

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2015 and December 31, 2014, there were no amounts due to brokers.

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

8.	Financial highlights

Financial highlights for the period January 1 through March 31 are as follows:

	2015		2014
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	4.3%	8.9%	(1.9)%	(1.4)%
Incentive fees	0.0	0.0	0.0	0.0%

Total return after incentive fees	4.3%	8.9%	(1.9)%	(1.4)%

Ratios to average partners’ capital
Operating expenses before incentive fees	1.8%	2.0%	2.3%	2.3%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.8%	2.0%	2.3%	2.3%

Net investment loss	(1.8)%	(2.0)%	(2.3)%	(2.3)%

Net asset value per unit, beginning of period	$1,283.60	$1,462.68	$1,215.27	$1,300.97
Net investment loss	(23.82)	(31.44)	(27.85)	(33.02)
Net gain on investments	77.72	158.33	5.24	14.35

Net asset value per unit, end of period	$1,337.50	$1,589.57	$1,192.66	$1,282.30

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$55.20	$131.37	$(22.92)	$(19.87)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$53.90	$126.89	$(22.61)	$(18.67)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,382,984 and $637,316, respectively, at March 31, 2015.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $500,882 and $225,654, respectively, at March 31, 2015.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $882,102 and $411,662, respectively, at March 31, 2015.

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

The majority of these futures mature within one year of March 31, 2015. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2015, redemptions totaled $1,691,880. For the quarter ended March 31, 2015, redemptions totaled $658,800 in Series A and $1,033,080 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015

Series A:

Net results for the quarter ended March 31, 2015, were a gain of 4.3% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $414,926. This increase consisted of investment income of $59, trading gains of $593,627 and total expenses of $178,860. Expenses included $47,067 in management fees, $3,817 in operating expenses, $101,767 in selling commissions, $23,137 in brokerage commissions and $3,072 in other expenses. At March 31, 2015 and December 31, 2014, the net asset value per Unit of Series A was $1,337.50 and $1,283.60, respectively.

Series B:

Net results for the quarter ended March 31, 2015, were a gain of 8.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $921,289. This decrease consisted of investment loss of $45, trading gains of $1,142,296 and total expenses of $220,962. Expenses included $52,369 in management fees, $4,247 in operating expenses, $113,230 in selling commissions, $46,521 in brokerage commissions and $4,595 in other expenses. At March 31, 2015 and December 31, 2014, the net asset value per Unit of Series B was $1,589.57 and $1,462.68 respectively.

Fund results for 1st Quarter 2015:

In March, the Fund’s managed futures strategy produced flat results, with a negative return of 0.14% for Series A and 0.03% for Series B. The Fund’s long positions in cattle and short positions in soybean oil and sugar all produced positive returns. These gains were offset by losses resulting from the Fund’s long positions in indices, as the Nasdaq fell on speculation of increased interest rates by the U.S. Federal Reserve (the “Fed”) and a sell-off of biotech and technology stocks. The Fund’s long positions in Canadian bonds also produced negative results, as the Bank of Canada announced that it was maintaining its overnight rate targets.

In February, the Fund’s managed futures strategy produced positive results, primarily on its long positions in indices. In the U.S., the Nasdaq reached its highest level since March 2000. In Japan, both the Tokyo Stock Price Index and the Nikkei 225 both produced substantial gains in March. The Fund’s gains in indices where offset slightly by the Fund’s allocations to the energy sector, as the Fund’s short positions in oil lost ground. The Fund’s allocations to the metals markets also yielded negative returns.

In January, the Fund’s managed futures strategy yielded strong positive results. The Fund’s allocations to the bonds sector brought positive returns as the Bank of Canada lowered its overnight rate to counteract the effect of dropping oil prices on growth. The Fund’s positions in the Canadian dollar also performed positively as Canadian GDP figures contracted while the U.S. dollar strengthened on U.S. jobless claims. The Fund’s allocations to the agricultural sector produced negative results in January as hog futures fell on declining demand and cattle futures hit the lowest level since June 2014.

Three Months Ended March 31, 2014

Series A:

Net results for the quarter ended March 31, 2014, were a loss of 1.9% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $234,183. This decrease consisted of investment income of $372, trading gains of $58,592 and total expenses of $293,147. Expenses included $58,459 in management fees, $31,599 in ongoing offering expenses, $4,740 in operating expenses, $126,399 in selling commissions, $70,919 in brokerage commissions and $1,031 in other expenses. At March 31, 2014 and December 31, 2013, the net asset value per Unit of Series A was $1,192.66 and $1,215.27, respectively.

Series B:

Net results for the quarter ended March 31, 2014, were a loss of 1.4% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $207,810. This decrease consisted of investment income of $569, trading gains of $154,871 and total expenses of $363,250. Expenses included $65,138 in management fees, $35,210 in ongoing offering expenses, $5,282 in operating expenses, $140,839 in selling commissions, $115,088 in brokerage commissions and $1,693 in other expenses. At March 31, 2014 and December 31, 2013, the net asset value per Unit of Series B was $1,282.30 and $1,300.97 respectively.

Fund results for 1st Quarter 2014:

In March, the Fund’s managed futures strategy underperformed. The Fund’s bond positions negatively impacted performance as treasuries fell amid hints from the U.S. government of rate increases in 2015. The Fund’s allocations to energy markets also posted losses, as crude fell modestly due to tensions in Ukraine and a drop in Libyan oil production. The Fund’s positions in the metals, grains and agricultural markets, however, yielded positive returns, helping to offset the losses in other sectors. Among these markets, the Fund’s short positions in London Metal Exchange copper profited on concerns that the rising debt in China will curb copper demand. The fund also benefited from long positions soybean meal and cocoa gained amid poor weather conditions in Brazil.

In February, the Fund’s managed futures strategy yielded positive returns in all market groups apart except for metals, currencies and money markets. The Fund’s positions in bonds sector produced positive results as U.S. stocks rallied amid earnings and jobless claims, while German bonds fell as the European Central Bank left interest rates unchanged and refrained from additional stimulus. The Fund’s short positions in silver and gold negatively affected performance as gold made experienced its largest monthly gain since July 2013 after investors and speculators chased prices higher on concerns about the pace of the U.S. economic recovery. The Fund’s long positions in crude oil and natural gas yielded profits as the markets continued to climb as cold weather demand pushed prices up in the first three weeks of the month.

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

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.

In addition to market risk, in entering into futures, there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

OFF-BALANCE SHEET ARRANGEMENTS

The Fund does not engage in off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2015 and December 31, 2014.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended March 31, 2015.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2015:

Series A:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2015	156.803	1,322.36
February 28, 2015	152.983	1,339.38
March 31, 2015	184.395	1,337.50

	494.181

Series B:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2015	245.049	1,546.96
February 28, 2015	121.847	1,590.04
March 31, 2015	289.639	1,589.57

	656.535

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2015	SUPERFUND GREEN, L.P.
(Registrant)

By: Superfund Capital Management, Inc. General Partner

		By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

		By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

E-1