Form 10-Q
period 2015-06-30
SUPERFUND GREEN, L.P.
filed 2015-08-07
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2015 and December 31, 2014

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS

Due from brokers	$6,487,373	$8,221,595

Unrealized gain on futures contracts purchased	515,703	927,412

Unrealized gain on futures contracts sold	498,377	627,584

Cash	11,315,730	12,702,894

Total assets	18,817,183	22,479,485

LIABILITIES

Unrealized loss on futures contracts purchased	727,636	681,201

Unrealized loss on futures contracts sold	399,170	154,403

Redemptions payable	153,840	991,842

Management fees payable	27,352	33,459

Fees payable	9,820	16,069

Total liabilities	1,317,818	1,876,974

NET ASSETS	$17,499,365	$20,602,511

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2015

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	0.1%		$15,650
Energy	(0.1)		(17,377)
Financial	0.2		35,324
Food & Fiber	1.9	*	331,245
Indices	(0.4)		(76,912)
Livestock	(0.5)		(84,540)
Metals
LME Zinc expiring September 2015	(1.1)		(187,050)
Other	(1.3	)*	(228,273)

Total Metals	(2.4)		(415,323)

Total futures contracts purchased	(1.2)		(211,933)

Futures contracts sold
Currency	0.2		31,958
Energy	(0.1)		(11,166)
Financial	(0.0	)**	(5,508)
Food & Fiber	(1.5	)*	(256,927)
Indices	(0.1)		(23,615)
Metals
LME Aluminum U.S. expiring September, 2015	1.3		229,037
Other	0.8		135,428

Total Metals	2.1		364,464

Total futures contracts sold	0.6		99,207

Total futures contracts, at fair value	(0.6)%		$(112,726)

Futures contracts by country composition
Australia	(0.0	)**%	$(4,741)
Canada	(0.0	)**	(2,789)
European Monetary Union	0.1		9,066
Great Britain	0.1		21,911
Japan	0.1		23,073
United States	(0.6)		(103,130)
Other	(0.3)		(56,116)

Total futures contracts by country composition	(0.6)%		$(112,726)

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets		Fair Value
Futures Contracts Purchased
Currency	0.0	**%	$2,110
Energy	(0.7)		(160,231)
Financial	2.3	*	491,037
Food & Fiber	(0.2)		(52,786)
Indices	1.4	*	294,340
Livestock	(1.0	)*	(210,110)
Metals	(0.5)		(118,149)

Total futures contracts purchased	1.3		246,211

Futures Contracts Sold
Currency	0.4		79,639
Energy	1.0	*	217,842
Financial	(0.1)		(12,202)
Food & Fiber	0.3		74,642
Indices	(0.5)		(101,301)
Metals	1.0	*	214,561

Total futures contracts sold	2.1		473,181

Total futures contracts, at fair value	3.4%		$719,392

Futures contracts by country composition
Australia	0.2%		$44,422
Canada	0.4		90,868
European Monetary Union	0.0	**	353
Great Britain	0.4		77,698
Japan	0.9		188,896
United States	0.3		74,579
Other	1.1	*	242,576

Total futures contracts by country composition	3.3%		$719,392

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income
Interest income	$341	$604	$775	$1,538
Other income	—	—	—	7

Total investment income	341	604	775	1,545

Expenses
Selling commission	189,963	245,243	404,960	512,481
Brokerage commissions	66,761	139,418	136,419	325,425
Management fee	87,858	113,425	187,294	237,022
Ongoing offering expenses	—	—	—	66,809
Operating expenses	7,123	9,198	15,187	19,220
Other	11,680	1,947	19,667	4,671

Total expenses	363,385	509,231	763,527	1,165,628

Net investment loss	$(363,044)	$(508,627)	$(762,752)	$(1,164,083)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(1,065,535)	$715,765	$644,112	$1,250,144
Net change in unrealized depreciation on futures and forward contracts	(858,392)	(263,904)	(832,116)	(584,820)

Net gain (loss) on investments	$(1,923,927)	$451,861	$(188,004)	$665,324

Net decrease in net assets from operations	$(2,286,971)	$(56,766)	$(950,756)	$(498,759)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2015	2014
Increase (decrease) in net assets from operations

Net investment loss	$(762,752)	$(1,164,083)
Net realized gain on futures and forward contracts	644,112	1,250,144
Net change in unrealized depreciation on futures and forward contracts	(832,116)	(584,820)

Net decrease in net assets from operations	(950,756)	(498,759)

Capital share transactions
Issuance of Units	324,057	645,928
Redemption of Units	(2,476,447)	(5,577,201)

Net decrease in net assets from capital share transactions	(2,152,390)	(4,931,273)

Net decrease in net assets	(3,103,146)	(5,430,032)

Net assets, beginning of period	20,602,511	27,758,351

Net assets, end of period	$17,499,365	$22,328,319

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net decrease in net assets from operations	$(950,756)	$(498,759)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	1,734,222	10,028,234
Increase in futures contracts purchased	458,144	484,145
Decrease in unrealized depreciation on open forward contracts	—	(44)
Increase in futures contracts sold	373,974	100,719
Decrease in management fees payable	(6,107)	(8,187)
Decrease in fees payable	(6,249)	(33,284)

Net cash provided by operating activities	1,603,228	10,072,824

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	324,057	645,928
Redemptions, net of change in redemptions payable	(3,314,449)	(5,407,218)

Net cash used in financing activities	(2,990,392)	(4,761,290)

Net increase (decrease) in cash	(1,387,164)	5,311,534

Cash, beginning of period	12,702,894	11,990,898

Cash, end of period	$11,315,730	$17,302,432

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2015 and December 31, 2014

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS

Due from brokers	$2,282,129	$3,032,505

Unrealized gain on futures contracts purchased	198,632	341,117

Unrealized gain on futures contracts sold	186,361	237,325

Cash	6,434,230	7,217,637

Total assets	9,101,352	10,828,584

LIABILITIES

Unrealized loss on futures contracts purchased	261,437	251,096

Unrealized loss on futures contracts sold	147,856	58,750

Redemptions payable	135,279	591,594

Management fees payable	13,436	16,258

Fees payable	6,861	9,450

Total liabilities	564,869	927,148

NET ASSETS	$8,536,483	$9,901,436

Number of Units outstanding	7,020.073	7,713.806

Net Asset Value per Unit	$1,216.01	$1,283.60

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2015

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	0.1%		$5,681
Energy	(0.1)		(6,764)
Financial	0.2		16,363
Food & Fiber	1.5	*	125,697
Indices	(0.2)		(18,189)
Livestock	(0.4)		(32,370)
Metals	(1.7	)*	(153,223)

Total futures contracts purchased	(0.6)		(62,805)

Futures contracts sold
Currency	0.1		11,578
Energy	(0.1)		(4,426)
Financial	(0.0	)**	(1,128)
Food & Fiber	(1.1	)*	(95,443)
Indices	(0.1)		(9,131)
Metals
LME Aluminum U.S. expiring September, 2015	1.0		86,931
Other	0.6		50,124

Total Metals	1.6		137,055

Total futures contracts sold	0.4		38,505

Total futures contracts, at fair value	(0.2)%		$(24,300)

Futures contracts by country composition
Australia	(0.0	)**%	$(2,797)
Canada	(0.0	)**	(711)
European Monetary Union	0.0	**	3,731
Great Britain	0.1		9,137
Japan	0.2		12,971
United States	(0.3)		(25,296)
Other	(0.2)		(21,335)

Total futures contracts by country composition	(0.2)%		$(24,300)

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Energy	(0.6)%	$(57,916)
Financial	1.8 *	184,415
Food & Fiber	(0.1)	(13,355)
Indices	0.9	102,150
Livestock	(0.7)	(78,470)
Metals	(0.4)	(46,803)

Total futures contracts purchased	0.9	90,021

Futures contracts sold
Currency	0.3	28,808
Energy	0.8	81,210
Financial	(0.0)**	(4,331)
Food & Fiber	0.2	27,541
Indices	(0.4)	(37,750)
Metals	0.8	83,097

Total futures contracts sold	1.7	178,575

Total futures contracts, at fair value	2.6%	$268,596

Futures contracts by country composition
Australia	0.1%	$12,933
Canada	0.3	31,434
European Monetary Union	(0.0)**	(2,640)
Great Britain	0.2	25,780
Japan	0.6	68,041
United States	0.5	37,619
Other	0.9	95,429

Total futures contracts by country composition	2.6%	$268,596

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income
Interest income	$116	$225	$278	$594
Other income	—	—	—	3

Total investment income	116	225	278	597

Expenses
Selling commission	92,177	117,894	193,944	244,293
Brokerage commissions	24,897	53,967	48,034	124,886
Management fee	42,632	54,526	89,699	112,985
Ongoing offering expenses	—	—	—	31,599
Operating expenses	3,456	4,422	7,273	9,162
Other	4,767	894	7,842	1,925

Total expenses	167,929	231,703	346,792	524,850

Net investment loss	$(167,813)	$(231,478)	$(346,514)	$(524,253)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(405,641)	$277,859	$181,354	$433,674
Net change in unrealized depreciation on futures and forward contracts	(299,527)	(98,411)	(292,895)	(195,634)

Net gain (loss) on investments	$(705,168)	$179,448	$(111,541)	$238,040

Net decrease in net assets from operations	$(872,981)	$(52,030)	$(458,055)	$(286,213)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(125.44)	$(5.51)	$(62.62)	$(29.12)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(121.49)	$(5.42)	$(67.59)	$(28.03)

*	Weighted average number of Units outstanding for Series A for the Three Months Ended June 30, 2015 and June 30, 2014: 6,959.45 and 9,443.66, respectively; and for the Six Months Ended June 30, 2015 and June 30, 2014: 7,314.38 and 9,828.02, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2015	2014
Increase (decrease) in net assets from operations

Net investment loss	$(346,514)	$(524,253)
Net realized gain on futures and forward contracts	181,354	433,674
Net change in unrealized depreciation on futures and forward contracts	(292,895)	(195,634)

Net decrease in net assets from operations	(458,055)	(286,213)

Capital share transactions
Issuance of Units	144,908	428,233
Redemption of Units	(1,051,806)	(2,417,822)

Net decrease in net assets from capital share transactions	(906,898)	(1,989,589)

Net decrease in net assets	(1,364,953)	(2,275,802)

Net assets, beginning of period	9,901,436	12,974,396

Net assets, end of period	$8,536,483	$10,698,594

Units, beginning of period	7,713.806	10,676.154
Issuance of Units	110.362	360.381
Redemption of Units	(804.095)	(2,025.241)

Units, end of period	7,020.073	9,011.294

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June,
	2015	2014
Cash flows from operating activities
Net decrease in net assets from operations	$(458,055)	$(286,213)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	750,376	4,370,185
Increase in futures contracts purchased	152,826	158,742
Decrease in unrealized depreciation on open forward contracts	—	(12)
Increase in futures contracts sold	140,070	36,904
Decrease in management fees payable	(2,822)	(3,376)
Decrease in fees payable	(2,589)	(15,281)

Net cash provided by operating activities	579,806	4,260,949

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	144,908	428,233
Redemptions, net of change in redemptions payable	(1,508,121)	(2,309,746)

Net cash used in financing activities	(1,363,213)	(1,881,513)

Net increase (decrease) in cash	(783,407)	2,379,436

Cash, beginning of period	7,217,637	6,593,319

Cash, end of period	$6,434,230	$8,972,755

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2015 and December 31, 2014

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS

Due from brokers	$4,205,244	$5,189,090

Unrealized gain on futures contracts purchased	317,071	586,295

Unrealized gain on futures contracts sold	312,016	390,259

Cash	4,881,500	5,485,257

Total assets	9,715,831	11,650,901

LIABILITIES

Unrealized loss on futures contracts purchased	466,199	430,105

Unrealized loss on futures contracts sold	251,314	95,653

Redemptions payable	18,561	400,248

Management fees payable	13,916	17,201

Fees payable	2,959	6,619

Total liabilities	752,949	949,826

NET ASSETS	$8,962,882	$10,701,075

Number of Units outstanding	6,517.615	7,316.097

Net Asset Value per Unit	$1,375.18	$1,462.68

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2015

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	0.1%		$9,969
Energy	(0.1)		(10,613)
Financial	0.2		18,961
Food & Fiber
Soybeans expiring November, 2015	1.0		89,850
Other	1.3	*	115,698

Total Food & Fiber	2.3		205,548
Indices	(0.6)		(58,723)
Livestock	(0.6)		(52,170)
Metals
LME Lead expiring September, 2015	(1.0)		(90,365)
LME Zinc expiring September, 2015	(1.3)		(118,175)
Other	(0.6)		(53,560)

Total Metals	(2.7)		(262,100)

Total futures contracts purchased	(1.4)		(149,128)

Futures contracts sold
Currency	0.2		20,380
Energy	(0.1)		(6,740)
Financial	(0.0	)**	(4,380)
Food & Fiber
MPLS Wheat expiring September, 2015	1.0		(91,638)
Other	(0.8)		(69,846)

Total Food & Fiber	(1.8)		(161,484)
Indices	(1.9	)*	(14,484)
Metals
LME Aluminum U.S. expiring September, 2015	1.6		142,106
Other	1.0	*	85,304

Total Metals	2.6		227,410

Total futures contracts sold	0.6		60,702

Total futures contracts, at fair value	(0.8)%		$(88,426)

Futures contracts by country composition
Australia	(0.0	)**%	$(1,944)
Canada	(0.0	)**	(2,078)
European Monetary Union	0.1		5,335
Great Britain	0.1		12,774
Japan	0.1		10,102
United States	(0.8)		(77,834)
Other	(0.3)		(34,781)

Total futures contracts by country composition	(0.8)%		$(88,426)

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	0.0	**%	$2,110
Energy	(0.9)		(102,315)
Financial	2.8	*	306,622
Food & Fiber	(0.4)		(39,431)
Indices	1.7	*	192,190
Livestock	(1.2	)*	(131,640)
Metals	(0.6)		(71,346)

Total futures contracts purchased	1.4		156,190

Futures contracts sold
Currency	0.6		50,831
Energy	1.2	*	136,632
Financial	(0.1)		(7,871)
Food & Fiber	0.4		47,101
Indices	(0.6)		(63,551)
Metals	1.2	*	131,464

Total futures contracts sold	2.7		294,606

Total futures contracts, at fair value	4.1%		$450,796

Futures contracts by country composition
Australia	0.3%		$31,489
Canada	0.5		59,434
European Monetary Union	0.0	**	2,993
Great Britain	0.5		51,918
Japan	1.1	*	120,855
United States	0.3		36,960
Other	1.4	*	147,147

Total futures contracts by country composition	4.1%		$450,796

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income
Interest income	$225	$379	$497	$944
Other income	—	—	—	4

Total investment income	225	379	497	948

Expenses
Selling commission	97,786	127,349	211,016	268,188
Brokerage commissions	41,864	85,451	88,385	200,539
Management fee	45,226	58,899	97,595	124,037
Ongoing offering expenses	—	—	—	35,210
Operating expenses	3,667	4,776	7,914	10,058
Other	6,913	1,053	11,825	2,746

Total expenses	195,456	277,528	416,735	640,778

Net investment loss	$(195,231)	$(277,149)	$(416,238)	$(639,830)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(659,894)	$437,906	$462,758	$816,470
Net change in unrealized depreciation on futures and forward contracts	(558,865)	(165,493)	(539,221)	(389,186)

Net gain (loss) on investments	$(1,218,759)	$272,413	$(76,463)	$427,284

Net decrease in net assets from operations	$(1,413,990)	$(4,736)	$(492,701)	$(212,546)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(221.71)	$(0.49)	$(72.84)	$(21.30)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(214.39)	$(0.28)	$(87.50)	$(18.95)

*	Weighted average number of Units outstanding for Series B for the Three Months Ended June 30, 2015 and June 30, 2014: 6,377.60 and 9,657.22, respectively; and for the Six Months Ended June 30, 2015 and June 30, 2014: 6,764.54 and 9,977.56, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2015	2014
Increase (decrease) in net assets from operations

Net investment loss	$(416,238)	$(639,830)
Net realized gain on futures and forward contracts	462,758	816,470
Net change in unrealized depreciation on futures and forward contracts	(539,221)	(389,186)

Net decrease in net assets from operations	(492,701)	(212,546)

Capital share transactions
Issuance of Units	179,149	217,695
Redemption of Units	(1,424,641)	(3,159,379)

Net decrease in net assets from capital share transactions	(1,245,492)	(2,941,684)

Net decrease in net assets	(1,738,193)	(3,154,230)

Net assets, beginning of period	10,701,075	14,783,955

Net assets, end of period	$8,962,882	$11,629,725

Units, beginning of period	7,316.097	11,363.782
Issuance of Units	116.464	169.100
Redemption of Units	(914.946)	(2,461.473)

Units, end of period	6,517.615	9,071.409

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June,
	2015	2014
Cash flows from operating activities
Net decrease in net assets from operations	$(492,701)	$(212,546)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	983,846	5,658,049
Increase in futures contracts purchased	305,318	325,403
Decrease in unrealized depreciation on open forward contracts	—	(32)
Increase in futures contracts sold	233,904	63,815
Decrease in management fees payable	(3,285)	(4,811)
Decrease in fees payable	(3,660)	(18,003)

Net cash provided by operating activities	1,023,422	5,811,875

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	179,149	217,695
Redemptions, net of change in redemptions payable	(1,806,328)	(3,097,472)

Net cash used in financing activities	(1,627,179)	(2,879,777)

Net increase (decrease) in cash	(603,757)	2,932,098

Cash, beginning of period	5,485,257	5,397,579

Cash, end of period	$4,881,500	$8,329,677

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2015

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of June 30, 2015, the Fund had on deposit $2,853,958 at ADM Investor Services, Inc., $313,036 at Barclays Capital Inc. and $3,320,379 at Merrill Lynch, Pierce, Fenner & Smith. As of June 30, 2015, Series A had on deposit $916,908 at ADM Investor Services, Inc., $129,581 at Barclays Capital Inc. and $1,235,640 at Merrill Lynch, Pierce, Fenner & Smith. As of June 30, 2015, Series B had on deposit $1,937,050 at ADM Investor Services, Inc., $183,455 at Barclays Capital Inc. and $2,084,739 at Merrill Lynch, Pierce, Fenner & Smith.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund may include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. There were no forward or spot foreign currency contracts held by the Fund at June 30, 2015 or December 31, 2014 or during the periods then ended.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at June 30, 2015 or December 31, 2014 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2015 and December 31, 2014:

Superfund Green, L.P.

	Balance June 30, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$498,377	$498,377	$—	$—
Futures contracts purchased	515,703	515,703	—	—

Total Assets Measured at Fair Value	$1,014,080	$1,014,080	$—	$—

LIABILITIES
Futures contracts sold	$399,170	$399,170	$—	$—
Futures contracts purchased	727,636	727,636	—	—

Total Liabilities Measured at Fair Value	$1,126,806	$1,126,806	$—	$—

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$627,584	$627,584	$—	$—
Futures contracts purchased	927,412	927,412	—	—

Total Assets Measured at Fair Value	$1,554,996	$1,554,996	$—	$—

LIABILITIES
Futures contracts sold	$154,403	$154,403	$—	$—
Futures contracts purchased	681,201	681,201	—	—

Total Liabilities Measured at Fair Value	$835,604	$835,604	$—	$—

Superfund Green, L.P. – Series A

	Balance June 30, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$186,361	$186,361	$—	$—
Futures contracts purchased	198,632	198,632	—	—

Total Assets Measured at Fair Value	$384,993	$384,993	$—	$—

LIABILITIES
Futures contracts sold	$147,856	$147,856	$—	$—
Futures contracts purchased	261,437	261,437	—	—

Total Liabilities Measured at Fair Value	$409,293	$409,293	$—	$—

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$237,325	$237,325	$—	$—
Futures contracts purchased	341,117	341,117	—	—

Total Assets Measured at Fair Value	$578,442	$578,442	$—	$—

LIABILITIES
Futures contracts sold	$58,750	$58,750	$—	$—
Futures contracts purchased	251,096	251,096	—	—

Total Liabilities Measured at Fair Value	$309,846	$309,846	$—	$—

Superfund Green, L.P. – Series B

	Balance June 30, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$312,016	$312,016	$—	$—
Futures contracts purchased	317,071	317,071	—	—

Total Assets Measured at Fair Value	$629,087	$629,087	$—	$—

LIABILITIES
Futures contracts sold	$251,314	$251,314	$—	$—
Futures contracts purchased	466,199	466,199	—	—

Total Liabilities Measured at Fair Value	$717,513	$717,513	$—	$—

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$390,259	$390,259	$—	$—
Futures contracts purchased	586,295	586,295	—	—

Total Assets Measured at Fair Value	$976,554	$976,554	$—	$—

LIABILITIES
Futures contracts sold	$95,653	$95,653	$—	$—
Futures contracts purchased	430,105	430,105	—	—

Total Liabilities Measured at Fair Value	$525,758	$525,758	$—	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2015	Liability Derivatives at June 30, 2015	Net
Futures contracts	Futures contracts purchased	$515,703	$(727,636)	$(211,933)

Futures contracts	Futures contracts sold	498,377	(399,170)	99,207

Totals		$1,014,080	$(1,126,806)	$(112,726)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$927,412	$(681,201)	$246,211

Futures contracts	Futures contracts sold	627,584	(154,403)	473,181

Totals		$1,554,996	$(835,604)	$719,392

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(41,623)	$—	$—	$(41,623)
Barclays Capital	(6,826)	—	—	(6,826)
Merrill Lynch	(64,277)	—	—	(64,277)

Totals	$(112,726)	$—	$—	$(112,726)

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$74,729	$—	$—	$74,729
Barclays Capital	594,459	—	—	594,459
Merrill Lynch	50,204	—	—	50,204

Totals	$719,392	$—	$—	$719,392

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(3,310)	$—

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,062,225)	(858,392)

Total		$(1,065,535)	$(858,392)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$44,773	$—

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	599,339	(832,116)

Total		$644,112	$(832,116)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(3,254)	$492

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	719,019	(264,396)

Total		$715,765	$(263,904)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(178,877)	$44

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,429,021	(584,864)

Total		$1,250,144	$(584,820)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2015 and December 31, 2014:

	As June 30, 2015
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$15,650	0.1	$—	—	$49,165	0.3		$(17,207)	(0.1)	$47,608
Financial	40,680	0.2	(5,356)	(0.0)*	1,410	0.0	*	(6,918)	(0.0)*	29,816
Food & Fiber	332,694	1.9	(1,449)	(0.0)*	3,000	0.0	*	(259,926)	(1.5)	74,319
Indices	100,336	0.6	(177,248)	(1.0)	62,611	0.4		(86,226)	(0.5)	(100,527)
Metals	—	—	(415,323)	(2.4)	367,299	2.1		(2,835)	(0.0)*	(50,859)
Energy	26,343	0.2	(43,720)	(0.2)	14,892	0.1		(26,058)	(0.1)	(28,543)
Livestock	—	—	(84,540)	(0.5)	—	—		—	—	(84,540)

Totals	$515,703	3.0	$(727,636)	(4.1)	$498,377	2.9		$(399,170)	(2.2)	$(112,726)

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$79,895	0.4		$(256)	(0.0)*	$81,749
Financial	516,998	2.4		(25,961)	(0.1)	—	—		(12,202)	(0.1)	478,835
Food & Fiber	36,790	0.2		(89,576)	(0.4)	107,005	0.5		(32,364)	(0.1)	21,855
Indices	312,438	1.4		(18,098)	(0.1)	3,206	0.0	*	(104,507)	(0.5)	193,039
Metals	55,851	0.3		(174,000)	(0.8)	219,636	1.0		(5,075)	(0.0)*	96,412
Livestock	3,090	0.0	*	(213,200)	(1.0)	—	—		—	—	(210,110)
Energy	134	0.0	*	(160,365)	(0.7)	217,843	1.0		—	—	57,612

Totals	$927,411	4.3		$(681,200)	(3.2)	$627,585	2.9		$(154,404)	(0.7)	$719,392

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	30	166
Financial	606	137
Food & Fiber	364	437
Indices	819	616
Metals	277	240
Energy	186	163
Livestock	98	13

Total	2,380	1,808

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	32	32	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	837	181
Financial	2,790	453
Food & Fiber	131	168
Indices	2,170	90
Metals	680	428
Energy	575	72
Livestock	92	—

Total	7,307	1,424

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(3,310)	$—	$(3,310)
Currency	(211,059)	153,541	(57,518)
Financial	(1,363,896)	(358,568)	(1,722,464)
Food & Fiber	(82,158)	(21,320)	(103,478)
Indices	683,693	(427,934)	255,759
Metals	(184,357)	7,067	(177,290)
Livestock	47,710	(165,120)	(117,410)
Energy	47,842	(46,060)	1,782

Total net trading losses	$(1,065,535)	$(858,394)	$(1,923,929)

	For the Six Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$44,773	$—	$44,773
Currency	350,207	(34,141)	316,066
Financial	(420,410)	(449,019)	(869,429)
Food & Fiber	(95,628)	52,464	(43,164)
Indices	1,082,803	(293,567)	789,236
Metals	275,082	(147,271)	127,811
Livestock	(612,010)	125,570	(486,440)
Energy	19,295	(86,155)	(66,860)

Total net trading gains (losses)	$644,112	$(832,119)	$(188,007)

	For the Three Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(3,254)	$492	$(2,762)
Currency	(433,226)	59,927	(373,299)
Financial	157,311	47,680	204,991
Food & Fiber	251,734	(145,866)	105,868
Indices	645,368	(5,195)	640,173
Metals	(129,905)	(228,286)	(358,191)
Livestock	45,900	53,170	99,070
Energy	181,837	(45,826)	136,011

Total net trading gains (losses)	$715,765	$(263,904)	$451,861

	For the Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(178,877)	$44	$(178,833)
Currency	(425,089)	(95,126)	(520,215)
Financial	1,185,829	(84,646)	1,101,183
Food & Fiber	565,586	8,666	574,252
Indices	594,159	(576,029)	18,130
Metals	(500,387)	(30,387)	(530,774)
Livestock	490,330	85,520	575,850
Energy	(481,407)	107,138	(374,269)

Total net trading gains (losses)	$1,250,144	$(584,820)	$665,324

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2015	Liability Derivatives at June 30, 2015	Net
Futures contracts	Futures contracts purchased	$198,632	$(261,437)	$(62,805)

Futures contracts	Futures contracts sold	186,361	(147,856)	38,505

Totals		$384,993	$(409,293)	$(24,300)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$341,117	$(251,096)	$90,021

Futures contracts	Futures contracts sold	237,325	(58,750)	178,575

Totals		$578,442	$(309,846)	$268,596

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(11,898)	$—	$—	$(11,898)
Barclays Capital	(2,227)	—	—	(2,227)
Merrill Lynch	(10,175)	—	—	(10,175)

Totals	$(24,300)	$—	$—	$(24,300)

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$29,364	$—	$—	$29,364
Barclays Capital	221,708	—	—	221,708
Merrill Lynch	17,524	—	—	17,524

Totals	$268,596	$—	$—	$268,596

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(1,620)	$—

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(404,021)	(299,527)

Total		$(405,641)	$(299,527)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$15,811	$—

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	165,543	(292,895)

Total		$181,354	$(292,895)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(1,009)	$174

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	278,868	(98,585)

Total		$277,859	$(98,411)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(68,091)	$12

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	501,765	(195,646)

Total		$433,674	$(195,634)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$5,681	0.1	$—	—	$17,080	0.2		$(5,502)	(0.1)	$17,259
Financial	17,820	0.2	(1,457)	(0.0)*	799	0.0	*	(1,927)	(0.0)*	15,235
Food & Fiber	126,277	1.5	(580)	(0.0)*	1,500	0.0	*	(96,943)	(1.1)	30,254
Indices	39,888	0.5	(58,077)	(0.7)	24,227	0.3		(33,358)	(0.4)	(27,320)
Metals	—	—	(153,223)	(1.8)	138,105	1.6		(1,050)	(0.0)*	(16,168)
Energy	8,966	0.1	(15,730)	(0.2)	4,650	0.1		(9,076)	(0.1)	(11,190)
Livestock	—	—	(32,370)	(0.4)	—	—		—	—	(32,370)

Totals	$198,632	2.4	$(261,437)	(3.1)	$186,361	2.2		$(147,856)	(1.7)	$(24,300)

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$—	—		$—	—	$29,064	0.3		$(256)	(0.0	)*	$28,808
Financial	194,235	1.9		(9,820)	(0.1)	—	—		(4,331)	(0.0	)*	180,084
Food & Fiber	15,355	0.1		(28,710)	(0.3)	41,104	0.4		(13,563)	(0.1)		14,186
Indices	108,901	1.0		(6,751)	(0.1)	735	0.0	*	(38,485)	(0.4)		64,400
Metals	20,662	0.2		(67,465)	(0.6)	85,212	0.8		(2,115)	(0.0	)*	36,294
Livestock	1,830	0.0	*	(80,300)	(0.8)	—	—		—	—		(78,470)
Energy	134	0.0	*	(58,050)	(0.6)	81,210	0.8		—	—		23,294

Totals	$341,117	3.2		$(251,096)	(2.5)	$237,325	2.3		$(58,750)	(0.5)		$268,596

*	Due to rounding – amount is less than 0.05%

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	11	61
Financial	232	52
Food & Fiber	141	179
Indices	300	230
Metals	100	91
Energy	66	58
Livestock	35	5

Total	885	676

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	15	16	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	329	165
Financial	1,093	185
Food & Fiber	47	65
Indices	843	33
Metals	257	161
Energy	214	29
Livestock	33	—

Total	2,831	654

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(1,620)	$—	$(1,620)
Currency	(75,710)	57,816	(17,894)
Financial	(513,586)	(123,449)	(637,035)
Food & Fiber	(28,145)	(6,294)	(34,439)
Indices	242,961	(150,167)	92,794
Metals	(68,398)	2,312	(66,086)
Livestock	20,010	(62,871)	(42,861)
Energy	18,847	(16,875)	1,972

Total net trading losses	$(405,641)	$(299,528)	$(705,169)

	For the Six Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$15,811	$—	$15,811
Currency	135,528	(11,549)	123,979
Financial	(321,336)	(164,849)	(486,185)
Food & Fiber	(22,053)	16,068	(5,985)
Indices	215,973	(91,721)	124,252
Metals	378,206	(52,462)	325,744
Livestock	(231,930)	46,100	(185,830)
Energy	11,155	(34,484)	(23,329)

Total net trading gains (losses)	$181,354	$(292,897)	$(111,543)

	For the Three Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(1,009)	$174	$(835)
Currency	(155,676)	22,831	(132,845)
Financial	46,434	3,777	50,211
Food & Fiber	96,313	(54,078)	42,235
Indices	265,886	(1,778)	264,108
Metals	(25,574)	(90,694)	(116,268)
Livestock	10,010	24,500	34,510
Energy	41,475	(3,143)	38,332

Total net trading gains (losses)	$277,859	$(98,411)	$179,448

	For the Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(68,091)	$12	$(68,079)
Currency	(155,846)	(33,313)	(189,159)
Financial	426,098	(41,865)	384,233
Food & Fiber	214,814	1,368	216,182
Indices	255,010	(210,347)	44,663
Metals	(167,971)	(23)	(167,994)
Livestock	168,770	35,480	204,250
Energy	(239,110)	53,054	(186,056)

Total net trading gains (losses)	$433,674	$(195,634)	$238,040

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2015	Liability Derivatives at June 30, 2015	Net
Futures contracts	Futures contracts purchased	$317,071	$(466,199)	$(149,128)

Futures contracts	Futures contracts sold	312,016	(251,314)	60,702

Totals		$629,087	$(717,513)	$(88,426)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statements of assets and liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$586,295	$(430,105)	$156,190

Futures contracts	Futures contracts sold	390,259	(95,653)	294,606

Totals		$976,554	$(525,758)	$450,796

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(29,725)	$—	$—	$(29,725)
Barclays Capital	(4,599)	—	—	(4,599)
Merrill Lynch	(54,102)	—	—	(54,102)

Totals	$(88,426)	$—	$—	$(88,426)

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$45,365	$—	$—	$45,365
Barclays Capital	372,751	—	—	372,751
Merrill Lynch	32,680	—	—	32,680

Totals	$450,796	$—	$—	$450,796

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(1,690)	$—

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(658,204)	(558,865)

Total		$(659,894)	$(558,865)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$28,962	$—

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	433,796	(539,221)

Total		$462,758	$(539,221)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(2,245)	$318

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	440,151	(165,811)

Total		$439,906	$(165,493)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(110,786)	$32

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	927,256	(389,218)

Total		$816,470	$(389,186)

Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$9,969	0.1	$—	—	$32,085	0.4		$(11,705)	(0.1)	$30,349
Financial	22,860	0.3	(3,899)	(0.0)*	611	0.0	*	(4,991)	(0.1)	14,581
Food & Fiber	206,417	2.3	(869)	(0.0)*	1,500	0.0	*	(162,983)	(1.8)	44,065
Indices	60,448	0.7	(119,171)	(1.3)	38,384	0.4		(52,868)	(0.6)	(73,207)
Metals	—	—	(262,100)	(2.9)	229,194	2.6		(1,785)	(0.0)*	(34,691)
Energy	17,377	0.2	(27,990)	(0.3)	10,242	0.1		(16,982)	(0.2)	(17,353)
Livestock	—	—	(52,170)	(0.6)	—	—		—	—	(52,170)

Totals	$317,071	3.6	$(466,199)	(5.1)	$312,016	3.5		$(251,314)	(2.8)	$(88,426)

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$50,831	0.5		$—	—	$52,941
Financial	322,763	2.9		(16,141)	(0.1)	—	—		(7,871)	(0.1)	298,751
Food & Fiber	21,435	0.2		(60,866)	(0.5)	65,901	0.6		(18,801)	(0.2)	7,669
Indices	203,537	1.8		(11,347)	(0.1)	2,471	0.0	*	(66,022)	(0.6)	128,639
Metals	35,189	0.3		(106,535)	(1.0)	134,424	1.2		(2,960)	(0.0)*	60,118
Livestock	1,260	0.0	*	(132,900)	(1.2)	—	—		—	—	(131,640)
Energy	—	—		(102,315)	(0.9)	136,633	1.2		—	—	34,318

Totals	$586,294	5.2		$(430,104)	(3.8)	$390,260	3.5		$(95,654)	(0.9)	$450,796

*	Due to rounding – amount is less than 0.05%

Series B average* monthly contract volume by market sector as of quarter ended June 30, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	19	105
Financial	374	85
Food & Fiber	223	294
Indices	519	386
Metals	177	149
Energy	120	105
Livestock	63	8

Total	1,495	1,132

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended June 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	17	16	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	508	16
Financial	1,697	268
Food & Fiber	84	103
Indices	1,327	57
Metals	423	267
Energy	361	43
Livestock	59	—

Total	4,476	770

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(1,690)	$—	$(1,690)
Currency	(135,349)	95,725	(39,624)
Financial	(850,310)	(235,119)	(1,085,429)
Food & Fiber	(54,013)	(15,026)	(69,039)
Indices	440,732	(277,767)	162,965
Metals	(115,959)	4,755	(111,204)
Livestock	27,700	(102,249)	(74,549)
Energy	28,995	(29,185)	(190)

Total net trading losses	$(659,894)	$(558,866)	$(1,218,760)

	For the Six Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$28,962	$—	$28,962
Currency	214,679	(22,592)	192,087
Financial	(99,074)	(284,170)	(383,244)
Food & Fiber	(73,575)	36,396	(37,179)
Indices	866,830	(201,846)	664,984
Metals	(103,124)	(94,809)	(197,933)
Livestock	(380,080)	79,470	(300,610)
Energy	8,140	(51,671)	(43,531)

Total net trading gains (losses)	$462,758	$(539,222)	$(76,464)

	For the Three Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,245)	$318	$(1,927)
Currency	(277,550)	37,096	(240,454)
Financial	110,877	43,903	154,780
Food & Fiber	155,421	(91,788)	63,633
Indices	379,482	(3,417)	376,065
Metals	(104,331)	(137,592)	(241,923)
Livestock	35,890	28,670	64,560
Energy	140,362	(42,683)	97,679

Total net trading gains (losses)	$437,906	$(165,493)	$272,413

	For the Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(110,786)	$32	$(110,754)
Currency	(269,243)	(61,813)	(331,056)
Financial	759,731	(42,781)	716,950
Food & Fiber	350,772	7,298	358,070
Indices	339,149	(365,682)	(26,533)
Metals	(332,416)	(30,364)	(362,780)
Livestock	321,560	50,040	371,600
Energy	(242,297)	54,084	(188,213)

Total net trading gains (losses)	$816,470	$(389,186)	$427,284

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2015 and December 31, 2014, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum), ongoing offering expenses equal to one-twelfth of 1% of month-end net assets (1% per annum), not to exceed the amount of actual expenses incurred, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, LLC, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statements of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund.

8.	Financial highlights

Financial highlights for the period January 1 through June 30 are as follows:

	2015		2014
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(5.3)%	(5.9)%	(2.3)%	(1.5)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(5.3)%	(5.9)%	(2.3)%	(1.5)%

Ratios to average partners’ capital
Operating expenses before incentive fees	3.6%	4.0%	4.3%	4.7%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	3.6%	4.0%	4.3%	4.7%

Net investment loss	(3.6)%	(4.0)%	(4.3)%	(4.7)%

Net asset value per unit, beginning of period	$1,283.60	$1,462.68	$1,215.27	$1,300.97
Net investment loss	(47.24)	(61.12)	(51.19)	(60.79)
Net gain (loss) on investments	(20.35)	(26.38)	23.16	41.84

Net asset value per unit, end of period	$1,216.01	$1,375.18	$1,187.24	$1,282.02

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(62.62)	$(72.84)	$(29.12)	$(21.30)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(67.59)	$(87.50)	$(28.03)	$(18.95)

Financial highlights for the period April 1 through June 30 are as follows:

	2015		2014
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(9.2)%	(13.6)%	(0.5)%	0.0%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(9.2)%	(13.6)%	(0.5)%	0.0%

Ratios to average partners’ capital
Operating expenses before incentive fees	1.8%	2.0%	2.0%	2.2%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.8%	2.0%	2.0%	2.2%

Net investment loss	(1.8)%	(2.0)%	(2.0)%	(2.2)%

Net asset value per unit, beginning of period	$1,337.50	$1,589.57	$1,192.66	$1,282.30
Net investment loss	(23.46)	(29.72)	(23.32)	(27.73)
Net gain (loss) on investments	(98.03)	(184.67)	17.90	27.45

Net asset value per unit, end of period	$1,216.01	$1,375.18	$1,187.24	$1,282.02

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(125.44)	$(221.71)	$(5.51)	$(0.49)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(121.49)	$(214.39)	$(5.42)	$(0.28)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,014,080 and $1,126,806, respectively, at June 30, 2015. For the Fund, gross unrealized gains and losses related to exchange-traded futures were $509,775 and $276,795, respectively, at June 30, 2014.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $384,993 and $409,293, respectively, at June 30, 2015. For Series A, gross unrealized gains and losses related to exchange-traded futures were $197,377 and $99,960, respectively, at June 30, 2014.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $629,087 and $717,513, respectively, at June 30, 2015. For Series B, gross unrealized gains and losses related to exchange-traded futures were $312,398 and $176,835, respectively, at June 30, 2014.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith.

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

The majority of these futures mature within one year of June 30, 2015 or June 30, 2014, respectively. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2015, redemptions totaled $784,567. For the quarter ended June 30, 2015, redemptions totaled $393,006 in Series A and $391,561 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015

Series A:

Net results for the quarter ended June 30, 2015, were a loss of 9.2% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $872,981. This decrease consisted of investment income of $116, trading losses of $705,168 and total expenses of $167,929. Expenses included $42,632 in management fees, $3,456 in operating expenses, $92,177 in selling commissions, $24,897 in brokerage commissions and $4,767 in other expenses. At June 30, 2015 and December 31, 2014, the net asset value per Unit of Series A was $1,216.01 and $1,283.60, respectively.

Series B:

Net results for the quarter ended June 30, 2015, were a loss of 13.6% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $1,413,990. This decrease consisted of investment income of $225, trading losses of $1,218,759 and total expenses of $195,456. Expenses included $45,226 in management fees, $3,667 in operating expenses, $97,786 in selling commissions, $41,864 in brokerage commissions and $6,913 in other expenses. At June 30, 2015 and December 31, 2014, the net asset value per Unit of Series B was $1,375.18 and $1,462.68 respectively.

Fund results for 2nd Quarter 2015:

In April, the Fund’s managed futures strategy produced negative results. This performance was partly attributable to the Fund’s long bond positions, as continued issues between Greece and its creditors, the Bank of England’s continued policy of low interest rates, and the uncertainty of a U.S. interest rate hike led to large scale sell-offs and falling bond prices. Also contributing to the Fund’s negative return was its long positions in CME Live Cattle, as prices dropped in mid-April due to a lower than expected demand in beef. The Fund’s allocation to the energy sector produced positive results, with long positions in NYMEX Crude Oil benefitting from bullish oil prices. The Fund’s allocation to indices also yielded favorable returns as the Nasdaq reached a fifteen-year high.

In May, the Fund’s managed futures strategy yielded slightly negative returns. The Fund’s positions in the bond sector produced losses on news of increased purchasing by the European Central Bank (“ECB”) and increased speculation that Greece would not be able to make future payments to its creditors. Gains from the Fund’s allocation to indices, specifically positions in Topix Index and Osaka Nikkei 225, helped to counter these losses. The Fund’s positions in currency, agriculture and metals markets also produced gains for the month.

In June, the Fund’s managed futures strategy produced a negative return as global indices reacted negatively to continued unsuccessful debt negotiations between Greece and its creditors, culminating with Greece defaulting on its IMF repayment at the end of the month. The Fund’s short positions on the TSE Topix lost ground with the index rising to an eight-year high as Japan looked to re-inflate its economy. The Fund’s allocation to the bond market also produced negative results as German Bunds and UK Gilts yields rose amidst failed negotiations over Greek debt. In addition, the Fund’s positions in commodity and metal markets produced overall negative results, despite gains from positions in soybeans, wheat and aluminum.

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

Three Months Ended June 30, 2014

Series A:

Net results for the quarter ended June 30, 2014, were a loss of 2.3% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $52,030. This decrease consisted of investment income of $225, trading gains of $179,448 and total expenses of $231,703. Expenses included $54,526 in management fees, $4,422 in operating expenses, $117,894 in selling commissions, $53,967 in brokerage commissions and $894 in other expenses. At June 30, 2014 and December 31, 2013, the net asset value per Unit of Series A was $1,187.24 and $1,215.27, respectively.

Series B:

Net results for the quarter ended June 30, 2014, were a loss of 1.5% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $4,736. This decrease consisted of investment income of $379, trading gains of $272,413 and total expenses of $277,528. Expenses included $58,899 in management fees, $4,776 in operating expenses, $127,349 in selling commissions, $85,451 in brokerage commissions and $1,053 in other expenses. At June 30, 2014 and December 31, 2013, the net asset value per Unit of Series B was $1,282.02 and $1,300.97 respectively.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2015 and December 31, 2014.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no sales of unregistered securities during the quarter ended June 30, 2015.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2015:

Series A:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2015	86.250	1,298.80
May 31, 2015	112.402	1,296.55
June 30, 2015	111.262	1,216.01

	309.914

Series B:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2015	212.997	1,523.79
May 31, 2015	31.920	1,518.66
June 30, 2015	13.497	1,375.18

	258.414

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015	SUPERFUND GREEN, L.P.
(Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1