Form 10-Q
period 2015-09-30
SUPERFUND GREEN, L.P.
filed 2015-11-12
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. Series A and Superfund Green, L.P. Series B are included in Item 1:

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2015 and December 31, 2015

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS

Due from brokers	$4,974,607	$8,221,595

Unrealized gain on futures contracts purchased	328,261	927,412

Unrealized gain on futures contracts sold	624,838	627,584

Cash	11,180,939	12,702,894

Total assets	17,108,645	22,479,485

LIABILITIES

Unrealized loss on futures contracts purchased	705,164	681,201

Unrealized loss on futures contracts sold	220,553	154,403

Redemptions payable	218,574	991,842

Management fees payable	25,017	33,459

Fees payable	12,291	16,069

Total liabilities	1,181,599	1,876,974

NET ASSETS	$15,927,046	$20,602,511

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.4)%	$(62,962)
Energy	(0.4)	(65,452)
Financial	0.5	77,009
Food & Fiber	(0.3)	(48,738)
Indices	(0.9)	(137,099)
Livestock	(0.5)	(73,990)
Metals	(0.4)	(65,671)

Total futures contracts purchased	(2.4)	(376,903)

Futures contracts sold
Currency	0.1	21,164
Energy	1.2 *	197,908
Financial	(0.2)	(34,200)
Food & Fiber
Soybean Oil expiring December 2015	1.0	162,774
Other	(0.6)	(97,724)

Total Food & Fiber	0.4	65,050

Indices	0.4	63,719
Livestock	0.4	70,350
Metals	0.1	20,294

Total futures contracts sold	2.4	404,285

Total futures contracts, at fair value	0.0%	$27,382

Futures contracts by country composition
Australia	0.0 **%	$4,616
Canada	(0.2)	(29,412)
European Monetary Union	(0.1)	(18,291)
Great Britain	0.2	38,516
Japan	0.3	49,808
United States	(0.7)	(106,115)
Other	0.5	88,260

Total futures contracts by country composition	0.0 **%	$27,382

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets		Fair Value
Futures Contracts Purchased
Currency	0.0	**%	$2,110
Energy	(0.7)		(160,231)
Financial	2.3	*	491,037
Food & Fiber	(0.2)		(52,786)
Indices	1.4	*	294,340
Livestock	(1.0	)*	(210,110)
Metals	(0.5)		(118,149)

Total futures contracts purchased	1.3		246,211

Futures Contracts Sold
Currency	0.4		79,639
Energy	1.0	*	217,842
Financial	(0.1)		(12,202)
Food & Fiber	0.3		74,642
Indices	(0.5)		(101,301)
Metals	1.0	*	214,561

Total futures contracts sold	2.1		473,181

Total futures contracts, at fair value	3.4%		$719,392

Futures contracts by country composition
Australia	0.2%		$44,422
Canada	0.4		90,868
European Monetary Union	0.0	**	353
Great Britain	0.4		77,698
Japan	0.9		188,896
United States	0.3		74,579
Other	1.1	*	242,576

Total futures contracts by country composition	3.3%		$719,392

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income
Interest income	$340	$576	$1,115	$2,114
Other income	—	7	—	14

Total investment income	340	583	1,115	2,128

Expenses
Selling commission	169,657	222,965	574,617	735,446
Brokerage commissions	66,393	110,951	202,812	436,376
Management fee	78,466	103,122	265,760	340,144
Ongoing offering expenses	—	—	—	66,809
Operating expenses	6,362	8,361	21,549	27,581
Other	7,883	5,807	27,550	10,478

Total expenses	328,761	451,206	1,092,288	1,616,834

Net investment loss	$(328,421)	$(450,623)	$(1,091,173)	$(1,614,706)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(835,551)	$1,645,756	$(191,439)	$2,895,900
Net change in unrealized appreciation (depreciation) on futures and forward contracts	140,109	164,519	(692,007)	(420,301)

Net gain (loss) on investments	$(695,442)	$1,810,275	$(883,446)	$2,475,599

Net increase (decrease) in net assets from operations	$(1,023,863)	$1,359,652	$(1,974,619)	$860,893

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2015	2014
Increase (decrease) in net assets from operations

Net investment loss	$(1,091,173)	$(1,614,706)
Net realized gain (loss) on futures and forward contracts	(191,439)	2,895,900
Net change in unrealized depreciation on futures and forward contracts	(692,007)	(420,301)

Net increase (decrease) in net assets from operations	(1,974,619)	860,893

Capital share transactions
Issuance of Units	460,968	811,597
Redemption of Units	(3,161,814)	(7,823,479)

Net decrease in net assets from capital share transactions	(2,700,846)	(7,011,882)

Net decrease in net assets	(4,675,465)	(6,150,989)

Net assets, beginning of period	20,602,511	27,758,351

Net assets, end of period	$15,927,046	$21,607,362

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(1,974,619)	$860,893
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	3,246,988	7,844,221
Decrease in futures contracts purchased	623,114	820,453
Decrease in unrealized depreciation on open forward contracts	—	(44)
Increase (decrease) in futures contracts sold	68,896	(400,108)
Decrease in management fees payable	(8,442)	(10,449)
Decrease in fees payable	(3,778)	(33,516)

Net cash provided by operating activities	1,952,159	9,081,450

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	460,968	811,597
Redemptions, net of change in redemptions payable	(3,935,082)	(8,391,758)

Net cash used in financing activities	(3,474,114)	(7,580,161)

Net increase (decrease) in cash	(1,521,955)	1,501,289

Cash, beginning of period	12,702,894	11,990,898

Cash, end of period	$11,180,939	$13,492,187

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2015 and December 31, 2014

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS

Due from brokers	$1,735,413	$3,032,505

Unrealized gain on futures contracts purchased	133,774	341,117

Unrealized gain on futures contracts sold	247,437	237,325

Cash	6,211,776	7,217,637

Total assets	8,328,400	10,828,584

LIABILITIES

Unrealized loss on futures contracts purchased	277,158	251,096

Unrealized loss on futures contracts sold	94,240	58,750

Redemptions payable	49,512	591,594

Management fees payable	12,298	16,258

Fees payable	7,620	9,450

Total liabilities	440,828	927,148

NET ASSETS	$7,887,572	$9,901,436

Number of Units outstanding	6,822.628	7,713.806

Net Asset Value per Unit	$1,156.09	$1,283.60

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.3)%	$(25,081)
Energy	(0.3)	(27,085)
Financial	0.4	30,426
Food & Fiber	(0.3)	(20,615)
Indices	(0.7)	(54,208)
Livestock	(0.4)	(31,030)
Metals	(0.2)	(15,791)

Total futures contracts purchased	(1.8)	(143,384)

Futures contracts sold
Currency	0.1	9,414
Energy	1.0 *	81,272
Financial	(0.2)	(17,240)
Food & Fiber	0.3	21,980
Indices	0.3	23,924
Livestock	0.3	26,940
Metals	0.1	6,907

Total futures contracts sold	1.9	153,197

Total futures contracts, at fair value	0.1%	$9,813

Futures contracts by country composition
Australia	0.0 **%	$2,180
Canada	(0.2)	(12,588)
European Monetary Union	(0.1)	(7,243)
Great Britain	0.2	16,520
Japan	0.2	19,069
United States	(0.5)	(40,175)
Other	0.5	32,050

Total futures contracts by country composition	0.1%	$9,813

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Energy	(0.6)%	$(57,916)
Financial	1.8 *	184,415
Food & Fiber	(0.1)	(13,355)
Indices	0.9	102,150
Livestock	(0.7)	(78,470)
Metals	(0.4)	(46,803)

Total futures contracts purchased	0.9	90,021

Futures contracts sold
Currency	0.3	28,808
Energy	0.8	81,210
Financial	(0.0)**	(4,331)
Food & Fiber	0.2	27,541
Indices	(0.4)	(37,750)
Metals	0.8	83,097

Total futures contracts sold	1.7	178,575

Total futures contracts, at fair value	2.6%	$268,596

Futures contracts by country composition
Australia	0.1%	$12,933
Canada	0.3	31,434
European Monetary Union	(0.0)**	(2,640)
Great Britain	0.2	25,780
Japan	0.6	68,041
United States	0.5	37,619
Other	0.9	95,429

Total futures contracts by country composition	2.6%	$268,596

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income
Interest income	$101	$207	$379	$801
Other income	—	—	—	3

Total investment income	101	207	379	804

Expenses
Selling commission	82,960	107,380	276,904	351,673
Brokerage commissions	25,570	42,697	73,604	167,583
Management fee	38,369	49,664	128,068	162,649
Ongoing offering expenses	—	—	—	31,599
Operating expenses	3,111	4,027	10,384	13,189
Other	3,545	2,372	11,387	4,297

Total expenses	153,555	206,140	500,347	730,990

Net investment loss	$(153,454)	$(205,933)	$(499,968)	$(730,186)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(297,557)	$671,825	$(116,203)	$1,105,499
Net change in unrealized appreciation (depreciation) on futures and forward contracts	34,114	32,570	(258,781)	(163,064)

Net gain (loss) on investments	$(263,443)	$704,395	$(374,984)	$942,435

Net increase (decrease) in net assets from operations	$(416,897)	$498,462	$(874,952)	$212,249

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(61.92)	$58.06	$(122.06)	$22.56

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(59.92)	$57.83	$(127.51)	$29.80

*	Weighted average number of Units outstanding for Series A for the three months ended September 30, 2015 and September 30, 2014: 6,732.97 and 8,585.77, respectively; and for the nine months ended September 30, 2015 and September 30, 2014: 7,168.34 and 9,408.27, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2015	2014
Increase (decrease) in net assets from operations

Net investment loss	$(499,968)	$(730,186)
Net realized gain (loss) on futures and forward contracts	(116,203)	1,105,499
Net change in unrealized depreciation on futures and forward contracts	(258,781)	(163,064)

Net increase (decrease) in net assets from operations	(874,952)	212,249

Capital share transactions
Issuance of Units	206,542	501,619
Redemption of Units	(1,345,454)	(3,148,421)

Net decrease in net assets from capital share transactions	(1,138,912)	(2,646,802)

Net decrease in net assets	(2,013,864)	(2,434,553)

Net assets, beginning of period	9,901,436	12,974,396

Net assets, end of period	$7,887,572	$10,539,843

Units, beginning of period	7,713.806	10,676.154
Issuance of Units	161.490	421.664
Redemption of Units	(1,052.668)	(2,632.586)

Units, end of period	6,822.628	8,465.232

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(874,952)	$212,249
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	1,297,092	3,441,359
Decrease in futures contracts purchased	233,405	301,087
Decrease in unrealized depreciation on open forward contracts	—	(12)
Increase (decrease) in futures contracts sold	25,378	(138,011)
Decrease in management fees payable	(3,960)	(4,345)
Decrease in fees payable	(1,830)	(15,494)

Net cash provided by operating activities	675,133	3,796,833

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	206,542	501,619
Redemptions, net of change in redemptions payable	(1,887,536)	(3,506,505)

Net cash used in financing activities	(1,680,994)	(3,004,886)

Net increase (decrease) in cash	(1,005,861)	791,947

Cash, beginning of period	7,217,637	6,593,319

Cash, end of period	$6,211,776	$7,385,266

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2015 and December 31, 2014

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS

Due from brokers	$3,239,194	$5,189,090

Unrealized gain on futures contracts purchased	194,487	586,295

Unrealized gain on futures contracts sold	377,401	390,259

Cash	4,969,163	5,485,257

Total assets	8,780,245	11,650,901

LIABILITIES

Unrealized loss on futures contracts purchased	428,006	430,105

Unrealized loss on futures contracts sold	126,313	95,653

Redemptions payable	169,062	400,248

Management fees payable	12,719	17,201

Fees payable	4,671	6,619

Total liabilities	740,771	949,826

NET ASSETS	$8,039,474	$10,701,075

Number of Units outstanding	6,278.839	7,316.097

Net Asset Value per Unit	$1,280.41	$1,462.68

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.5)%	$(37,881)
Energy	(0.5)	(38,367)
Financial	0.6	46,583
Food & Fiber	(0.4)	(28,123)
Indices	(1.0)*	(82,891)
Livestock	(0.5)	(42,960)
Metals	(0.6)	(49,880)

Total futures contracts purchased	(2.9)	(233,519)

Futures contracts sold
Currency	0.1	11,750
Energy	1.5 *	116,636
Financial	(0.2)	(16,960)
Food & Fiber
Soybean Oil expiring December 2015	1.3	100,770
Other	(0.8)	(57,700)

Total Food & Fiber	0.5	43,070

Indices	0.5	39,795
Livestock	0.5	43,410
Metals	0.2	13,387

Total futures contracts sold	3.1	251,088

Total futures contracts, at fair value	0.2%	$17,569

Futures contracts by country composition
Australia	0.0 **%	$2,436
Canada	(0.2)	(16,824)
European Monetary Union	(0.1)	(11,048)
Great Britain	0.3	21,996
Japan	0.4	30,739
United States	(0.8)	(65,940)
Other	0.6	56,210

Total futures contracts by country composition	0.2%	$17,569

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2014

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	0.0	**%	$2,110
Energy	(0.9)		(102,315)
Financial	2.8	*	306,622
Food & Fiber	(0.4)		(39,431)
Indices	1.7	*	192,190
Livestock	(1.2	)*	(131,640)
Metals	(0.6)		(71,346)

Total futures contracts purchased	1.4		156,190

Futures contracts sold
Currency	0.6		50,831
Energy	1.2	*	136,632
Financial	(0.1)		(7,871)
Food & Fiber	0.4		47,101
Indices	(0.6)		(63,551)
Metals	1.2	*	131,464

Total futures contracts sold	2.7		294,606

Total futures contracts, at fair value	4.1%		$450,796

Futures contracts by country composition
Australia	0.3%		$31,489
Canada	0.5		59,434
European Monetary Union	0.0	**	2,993
Great Britain	0.5		51,918
Japan	1.1	*	120,855
United States	0.3		36,960
Other	1.4	*	147,147

Total futures contracts by country composition	4.1%		$450,796

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income
Interest income	$239	$369	$736	$1,313
Other income	—	7	—	11

Total investment income	239	376	736	1,324

Expenses
Selling commission	86,697	115,585	297,713	383,773
Brokerage commissions	40,823	68,254	129,208	268,793
Management fee	40,097	53,458	137,692	177,495
Ongoing offering expenses	—	—	—	35,210
Operating expenses	3,251	4,334	11,165	14,392
Other	4,338	3,435	16,163	6,181

Total expenses	175,206	245,066	591,941	885,844

Net investment loss	$(174,967)	$(244,690)	$(591,205)	$(884,520)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(537,994)	$973,931	$(75,236)	$1,790,401
Net change in unrealized appreciation (depreciation) on futures and forward contracts	105,995	131,949	(433,226)	(257,237)

Net gain (loss) on investments	$(431,999)	$1,105,880	$(508,462)	$1,533,164

Net increase (decrease) in net assets from operations	$(606,966)	$861,190	$(1,099,667)	$648,644

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(97.38)	$104.22	$(165.82)	$69.02

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(94.77)	$102.68	$(182.27)	$83.73

*	Weighted average number of Units outstanding for Series B for the three months ended September 30, 2015 and September 30, 2014: 6,233.22 and 8,262.87, respectively; and for the nine months ended September 30, 2015 and September 30, 2014: 6,631.60 and 9,397.93, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2015	2014
Increase (decrease) in net assets from operations

Net investment loss	$(591,205)	$(884,520)
Net realized gain (loss) on futures and forward contracts	(75,236)	1,790,401
Net change in unrealized depreciation on futures and forward contracts	(433,226)	(257,237)

Net increase (decrease) in net assets from operations	(1,099,667)	648,644

Capital share transactions
Issuance of Units	254,426	309,978
Redemption of Units	(1,816,360)	(4,675,058)

Net decrease in net assets from capital share transactions	(1,561,934)	(4,365,080)

Net decrease in net assets	(2,661,601)	(3,716,436)

Net assets, beginning of period	10,701,075	14,783,955

Net assets, end of period	$8,039,474	$11,067,519

Units, beginning of period	7,316.097	11,363.782
Issuance of Units	171.606	240.191
Redemption of Units	(1,208.864)	(3,611.239)

Units, end of period	6,278.839	7,992.734

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(1,099,667)	$648,644
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	1,949,896	4,402,862
Decrease in futures contracts purchased	389,709	519,366
Decrease in unrealized depreciation on open forward contracts	—	(32)
Increase (decrease) in futures contracts sold	43,518	(262,097)
Decrease in management fees payable	(4,482)	(6,104)
Decrease in fees payable	(1,948)	(18,022)

Net cash provided by operating activities	1,277,026	5,284,617

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	254,426	309,978
Redemptions, net of change in redemptions payable	(2,047,546)	(4,885,253)

Net cash used in financing activities	(1,793,120)	(4,575,275)

Net increase (decrease) in cash	(516,094)	709,342

Cash, beginning of period	5,485,257	5,397,579

Cash, end of period	$4,969,163	$6,106,921

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of September 30, 2015, the Fund had on deposit $2,254,391 at ADM Investor Services, Inc. and $2,720,216 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2015, Series A had on deposit $718,045 at ADM Investor Services, Inc. and $1,017,368 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2015, Series B had on deposit $1,536,346 at ADM Investor Services, Inc. and $1,702,848 at Merrill Lynch, Pierce, Fenner & Smith Inc.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund may include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. There were no forward or spot foreign currency contracts held by the Fund at June 30, 2015 or December 31, 2014.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at September 30, 2015 or December 31, 2014 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2015 and December 31, 2014:

Superfund Green, L.P.

	Balance September 30, 2015	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$624,838	$624,838	$—	$—
Futures contracts purchased	328,261	328,261	—	—

Total Assets Measured at Fair Value	$953,099	$953,099	$—	$—

LIABILITIES
Futures contracts sold	$220,553	$220,553	$—	$—
Futures contracts purchased	705,164	705,164	—	—

Total Liabilities Measured at Fair Value	$925,717	$925,717	$—	$—

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$627,584	$627,584	$—	$—
Futures contracts purchased	927,412	927,412	—	—

Total Assets Measured at Fair Value	$1,554,996	$1,554,996	$—	$—

LIABILITIES
Futures contracts sold	$154,403	$154,403	$—	$—
Futures contracts purchased	681,201	681,201	—	—

Total Liabilities Measured at Fair Value	$835,604	$835,604	$—	$—

Superfund Green, L.P. – Series A

	Balance September 30, 2015	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$247,437	$247,437	$—	$—
Futures contracts purchased	133,774	133,774	—	—

Total Assets Measured at Fair Value	$381,211	$381,211	$—	$—

LIABILITIES
Futures contracts sold	$94,240	$94,240	$—	$—
Futures contracts purchased	277,158	277,158	—	—

Total Liabilities Measured at Fair Value	$371,398	$371,398	$—	$—

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$237,325	$237,325	$—	$—
Futures contracts purchased	341,117	341,117	—	—

Total Assets Measured at Fair Value	$578,442	$578,442	$—	$—

LIABILITIES
Futures contracts sold	$58,750	$58,750	$—	$—
Futures contracts purchased	251,096	251,096	—	—

Total Liabilities Measured at Fair Value	$309,846	$309,846	$—	$—

Superfund Green, L.P. – Series B

	Balance September 30, 2015	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$377,401	$377,401	$—	$—
Futures contracts purchased	194,487	194,487	—	—

Total Assets Measured at Fair Value	$571,888	$571,888	$—	$—

LIABILITIES
Futures contracts sold	$126,313	$126,313	$—	$—
Futures contracts purchased	428,006	428,006	—	—

Total Liabilities Measured at Fair Value	$554,319	$554,319	$—	$—

	Balance December 31, 2014	Level 1	Level 2	Level 3
ASSETS

Futures contracts sold	$390,259	$390,259	$—	$—
Futures contracts purchased	586,295	586,295	—	—

Total Assets Measured at Fair Value	$976,554	$976,554	$—	$—

LIABILITIES
Futures contracts sold	$95,653	$95,653	$—	$—
Futures contracts purchased	430,105	430,105	—	—

Total Liabilities Measured at Fair Value	$525,758	$525,758	$—	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2015	Liability Derivatives at September 30, 2015	Net
Futures contracts	Futures contracts purchased	$328,261	$(705,164)	$(376,903)

Futures contracts	Futures contracts sold	624,838	(220,553)	404,285

Totals		$953,099	$(925,717)	$27,382

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

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
	Net Amount of Assets in
Counterparty	the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(86,082)	$—	$—	$(86,082)
Merrill Lynch	113,464	—	—	113,464

Totals	$27,382	$—	$—	$27,382

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
	Net Amount of Assets in
Counterparty	the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$74,729	$—	$—	$74,729
Barclays Capital	594,459	—	—	594,459
Merrill Lynch	50,204	—	—	50,204

Totals	$719,392	$—	$—	$719,392

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(11,841)	$—

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(823,710)	140,109

Total		$(835,551)	$140,109

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$32,932	$—

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(224,371)	(692,007)

Total		$(191,439)	$(692,007)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(38,258)	$—

Futures contracts	Net realized/unrealized gain on futures and forward contracts	1,684,014	164,519

Total		$1,645,756	$164,519

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(217,135)	$44

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	3,113,035	(420,345)

Total		$2,895,900	$(420,301)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$—	—		$(62,962)	(0.4)	$41,983	0.3		$(20,819)	(0.1)	$(41,798)
Financial	121,428	0.8		(44,420)	(0.3)	30	0.0	*	(34,230)	(0.2)	42,808
Food & Fiber	80,285	0.5		(129,023)	(0.8)	163,816	1.0		(98,766)	(0.6)	16,312
Indices	101,827	0.6		(238,926)	(1.5)	90,891	0.6		(27,172)	(0.2)	(73,380)
Metals	21,210	0.1		(86,880)	(0.5)	56,614	0.4		(36,320)	(0.2)	(45,376)
Energy	3,141	0.0	*	(68,593)	(0.4)	201,155	1.3		(3,247)	(0.0)*	132,456
Livestock	370	0.0	*	(74,360)	(0.5)	70,350	0.4		—	—	(3,640)

Totals	$328,261	2.0		$(705,164)	(4.4)	$624,839	4.0		$(220,554)	(1.3)	$27,382

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$79,895	0.4		$(256)	(0.0)*	$81,749
Financial	516,998	2.4		(25,961)	(0.1)	—	—		(12,202)	(0.1)	478,835
Food & Fiber	36,790	0.2		(89,576)	(0.4)	107,005	0.5		(32,364)	(0.1)	21,855
Indices	312,438	1.4		(18,098)	(0.1)	3,206	0.0	*	(104,507)	(0.5)	193,039
Metals	55,851	0.3		(174,000)	(0.8)	219,636	1.0		(5,075)	(0.0)*	96,412
Livestock	3,090	0.0	*	(213,200)	(1.0)	—	—		—	—	(210,110)
Energy	134	0.0	*	(160,365)	(0.7)	217,843	1.0		—	—	57,612

Totals	$927,411	4.3		$(681,200)	(3.1)	$627,585	2.9		$(154,404)	(0.7)	$719,392

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	41	255
Financial	629	273
Food & Fiber	233	230
Indices	566	757
Metals	242	322
Energy	144	256
Livestock	115	13

Total	1,970	2,106

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	683	469
Financial	3,082	364
Food & Fiber	52	175
Indices	1,502	147
Metals	613	199
Energy	267	216
Livestock	73	6

Total	6,272	1,576

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(11,841)	$—	$(11,841)
Currency	98,969	(89,406)	9,563
Financial	106,471	12,993	119,464
Food & Fiber	(156,185)	(58,007)	(214,192)
Indices	(766,950)	27,147	(739,803)
Metals	211,325	5,483	216,808
Livestock	(295,070)	80,900	(214,170)
Energy	(22,270)	160,999	138,729

Total net trading gains (losses)	$(835,551)	$140,109	$(695,442)

	For the Nine Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$32,932	$—	$32,932
Currency	449,176	(123,547)	325,629
Financial	(313,939)	(436,026)	(749,965)
Food & Fiber	(251,813)	(5,543)	(257,356)
Indices	315,853	(266,420)	49,433
Metals	486,407	(141,788)	344,619
Livestock	(907,080)	206,470	(700,610)
Energy	(2,975)	74,844	71,869

Total net trading losses	$(191,439)	$(692,010)	$(883,449)

	For the Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(38,258)	$—	$(38,258)
Currency	287,964	33,719	321,683
Financial	718,490	10,280	728,770
Food & Fiber	521,021	64,986	586,007
Indices	536,075	(115,333)	420,742
Metals	(187,031)	129,088	(57,943)
Livestock	1,900	(25,380)	(23,480)
Energy	(194,405)	67,159	(127,246)

Total net trading gains	$1,645,756	$164,519	$1,810,275

	For the Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(217,135)	$44	$(217,091)
Currency	(137,125)	(61,407)	(198,532)
Financial	1,904,319	(74,366)	1,829,953
Food & Fiber	1,086,607	73,652	1,160,259
Indices	1,130,234	(691,362)	438,872
Metals	(687,418)	98,701	(588,717)
Livestock	492,230	60,140	552,370
Energy	(675,812)	174,297	(501,515)

Total net trading gains (losses)	$2,895,900	$(420,301)	$2,475,599

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2015	Liability Derivatives at September 30, 2015	Net
Futures contracts	Futures contracts purchased	$133,774	$(277,158)	$(143,384)

Futures contracts	Futures contracts sold	247,437	(94,240)	153,197

Totals		$381,211	$(371,398)	$9,813

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

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
	Net Amount of Assets in
Counterparty	the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(38,142)	$—	$—	$(38,142)
Merrill Lynch	47,954	—	—	47,954

Totals	$9,812	$—	$—	$9,812

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

	Net Amount of Assets in the Statement of Assets and Liabilities	Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty		Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$29,364	$—	$—	$29,364
Barclays Capital	221,708	—	—	221,708
Merrill Lynch	17,524	—	—	17,524

Totals	$268,596	$—	$—	$268,596

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(5,259)	$—

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(292,298)	34,114

Total		$(297,557)	$34,114

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$10,552	$—

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(126,755)	(258,781)

Total		$(116,203)	$(258,781)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(14,345)	$—

Futures contracts	Net realized/unrealized gain on futures and forward contracts	686,170	32,570

Total		$671,825	$32,570

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(82,436)	$12

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,187,935	(163,076)

Total		$1,105,499	$(163,064)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$—	—		$(25,081)	(0.3)	$16,744	0.2	$(7,330)	(0.1)	$(15,667)
Financial	46,490	0.6		(16,065)	(0.2)	—	—	(17,240)	(0.2)	13,185
Food & Fiber	31,937	0.4		(52,552)	(0.7)	62,175	0.8	(40,195)	(0.5)	1,365
Indices	37,192	0.5		(91,400)	(1.2)	34,493	0.4	(10,570)	(0.1)	(30,285)
Metals	16,893	0.2		(32,683)	(0.4)	24,352	0.3	(17,445)	(0.2)	(8,883)
Energy	1,062	0.0	*	(28,147)	(0.4)	82,733	1.0	(1,460)	(0.0)*	54,188
Livestock	200	0.0	*	(31,230)	(0.4)	26,940	0.3	—	—	(4,090)

Totals	$133,774	1.7		$(277,158)	(3.6)	$247,437	3.0	$(94,240)	(1.1)	$9,813

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$—	—		$—	—	$29,064	0.3		$(256)	(0.0	)*	$28,808
Financial	194,235	1.9		(9,820)	(0.1)	—	—		(4,331)	(0.0	)*	180,084
Food & Fiber	15,355	0.1		(28,710)	(0.3)	41,104	0.4		(13,563)	(0.1)		14,186
Indices	108,901	1.0		(6,751)	(0.1)	735	0.0	*	(38,485)	(0.4)		64,400
Metals	20,662	0.2		(67,465)	(0.6)	85,212	0.8		(2,115)	(0.0	)*	36,294
Livestock	1,830	0.0	*	(80,300)	(0.8)	—	—		—	—		(78,470)
Energy	134	0.0	*	(58,050)	(0.6)	81,210	0.8		—	—		23,294

Totals	$341,117	3.2		$(251,096)	(2.5)	$237,325	2.3		$(58,750)	(0.5)		$268,596

*	Due to rounding – amount is less than 0.05%

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	15	100
Financial	239	109
Food & Fiber	87	88
Indices	221	292
Metals	92	127
Energy	51	101
Livestock	45	5

Total	750	822

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	265	181
Financial	1,197	146
Food & Fiber	21	63
Indices	568	58
Metals	238	71
Energy	98	80
Livestock	29	3

Total	2,416	602

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(5,259)	$—	$(5,259)
Currency	23,999	(32,926)	(8,927)
Financial	48,056	(2,049)	46,007
Food & Fiber	(60,891)	(28,889)	(89,780)
Indices	(273,138)	(2,964)	(276,102)
Metals	82,291	7,285	89,576
Livestock	(111,390)	28,280	(83,110)
Energy	(1,225)	65,377	64,152

Total net trading gains (losses)	$(297,557)	$34,114	$(263,443)

	For the Nine Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$10,552	$—	$10,552
Currency	159,527	(44,475)	115,052
Financial	(273,280)	(166,898)	(440,178)
Food & Fiber	(82,944)	(12,821)	(95,765)
Indices	(57,165)	(94,685)	(151,850)
Metals	460,497	(45,175)	415,322
Livestock	(343,320)	74,380	(268,940)
Energy	9,930	30,893	40,823

Total net trading losses	$(116,203)	$(258,781)	$(374,984)

	For the Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(14,345)	$—	$(14,345)
Currency	106,204	3,973	110,177
Financial	270,608	4,789	275,397
Food & Fiber	197,423	24,438	221,861
Indices	209,090	(40,715)	168,375
Metals	(67,265)	41,019	(26,246)
Livestock	4,740	(12,380)	(7,640)
Energy	(34,630)	11,446	(23,184)

Total net trading gains	$671,825	$32,570	$704,395

	For the Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(82,436)	$12	$(82,424)
Currency	(49,642)	(29,340)	(78,982)
Financial	696,706	(37,076)	659,630
Food & Fiber	412,237	25,806	438,043
Indices	464,100	(251,062)	213,038
Metals	(235,236)	40,996	(194,240)
Livestock	173,510	23,100	196,610
Energy	(273,740)	64,500	(209,240)

Total net trading gains (losses)	$1,105,499	$(163,064)	$942,435

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2015	Liability Derivatives at September 30, 2015	Net
Futures contracts	Futures contracts purchased	$194,487	$(428,006)	$(233,519)

Futures contracts	Futures contracts sold	377,401	(126,313)	251,088

Totals		$571,888	$(554,319)	$17,569

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statements of assets and liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$586,295	$(430,105)	$156,190

Futures contracts	Futures contracts sold	390,259	(95,653)	294,606

Totals		$976,554	$(525,758)	$450,796

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2015 is as follows:

	Net Amount of Assets in the Statement of Assets and Liabilities	Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty		Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(47,940)	$—	$—	$(47,940)
Merrill Lynch	65,510	—	—	65,510

Totals	$17,570	$—	$—	$17,570

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

	Net Amount of Assets in the Statement of Assets and Liabilities	Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty		Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$45,365	$—	$—	$45,365
Barclays Capital	372,751	—	—	372,751
Merrill Lynch	32,680	—	—	32,680

Totals	$450,796	$—	$—	$450,796

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(6,582)	$—

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(531,412)	105,995

Total		$(537,994)	$105,995

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$22,380	$—

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(97,616)	(433,226)

Total		$(75,236)	$(433,226)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(23,913)	$—

Futures contracts	Net realized/unrealized gain on futures and forward contracts	997,844	131,949

Total		$973,931	$131,949

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(134,699)	$32

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,925,100	(257,269)

Total		$1,790,401	$(257,237)

Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$—	—		$(37,881)	(0.5)	$25,239	0.3		$(13,489)	(0.2)	$(26,131)
Financial	74,938	0.9		(28,355)	(0.4)	30	0.0	*	(16,990)	(0.2)	29,623
Food & Fiber	48,348	0.6		(76,471)	(1.0)	101,641	1.3		(58,571)	(0.7)	14,947
Indices	64,635	0.8		(147,526)	(1.8)	56,397	0.7		(16,602)	(0.2)	(43,096)
Metals	4,317	0.1		(54,197)	(0.7)	32,262	0.4		(18,875)	(0.2)	(36,493)
Energy	2,079	0.0	*	(40,446)	(0.5)	118,422	1.5		(1,786)	(0.0)*	78,269
Livestock	170	0.0	*	(43,130)	(0.5)	43,410	0.5		—	—	450

Totals	$194,487	2.4		$(428,006)	(5.4)	$377,401	4.7		$(126,313)	(1.5)	$17,569

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$50,831	0.5		$—	—	$52,941
Financial	322,763	2.9		(16,141)	(0.1)	—	—		(7,871)	(0.1)	298,751
Food & Fiber	21,435	0.2		(60,866)	(0.5)	65,901	0.6		(18,801)	(0.2)	7,669
Indices	203,537	1.8		(11,347)	(0.1)	2,471	0.0	*	(66,022)	(0.6)	128,639
Metals	35,189	0.3		(106,535)	(1.0)	134,424	1.2		(2,960)	(0.0)*	60,118
Livestock	1,260	0.0	*	(132,900)	(1.2)	—	—		—	—	(131,640)
Energy	—	—		(102,315)	(0.9)	136,633	1.2		—	—	34,318

Totals	$586,294	5.2		$(430,104)	(3.8)	$390,260	3.5		$(95,654)	(0.9)	$450,796

*	Due to rounding – amount is less than 0.05%

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	26	155
Financial	390	164
Food & Fiber	146	142
Indices	345	465
Metals	150	195
Energy	93	155
Livestock	70	8

Total	1,220	1,284

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	418	288
Financial	1,885	218
Food & Fiber	31	112
Indices	934	89
Metals	375	128
Energy	169	136
Livestock	44	3

Total	3,856	974

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(6,582)	$—	$(6,582)
Currency	74,970	(56,480)	18,490
Financial	58,415	15,042	73,457
Food & Fiber	(95,294)	(29,118)	(124,412)
Indices	(493,812)	30,111	(463,701)
Metals	129,034	(1,802)	127,232
Livestock	(183,680)	52,620	(131,060)
Energy	(21,045)	95,622	74,577

Total net trading gains (losses)	$(537,994)	$105,995	$(431,999)

	For the Nine Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$22,380	$—	$22,380
Currency	289,649	(79,072)	210,577
Financial	(40,659)	(269,128)	(309,787)
Food & Fiber	(168,869)	7,278	(161,591)
Indices	373,018	(171,735)	201,283
Metals	25,910	(96,611)	(70,701)
Livestock	(563,760)	132,090	(431,670)
Energy	(12,905)	43,951	31,046

Total net trading losses	$(75,236)	$(433,227)	$(508,463)

	For the Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(23,913)	$—	$(23,913)
Currency	181,760	29,746	211,506
Financial	447,882	5,491	453,373
Food & Fiber	323,598	40,548	364,146
Indices	326,985	(74,618)	252,367
Metals	(119,766)	88,069	(31,697)
Livestock	(2,840)	(13,000)	(15,840)
Energy	(159,775)	55,713	(104,062)

Total net trading gains	$973,931	$131,949	$1,105,880

	For the Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(134,699)	$32	$(134,667)
Currency	(87,483)	(32,067)	(119,550)
Financial	1,207,613	(37,290)	1,170,323
Food & Fiber	674,370	47,846	722,216
Indices	666,134	(440,300)	225,834
Metals	(452,182)	57,705	(394,477)
Livestock	318,720	37,040	355,760
Energy	(402,072)	109,797	(292,275)

Total net trading gains (losses)	$1,790,401	$(257,237)	$1,533,164

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2015 and December 31, 2014, there were no amounts due to brokers.

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

8.	Financial highlights

Financial highlights for the period January 1 through September 30 are as follows:

	2015		2014
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(10.1)%	(12.4)%	2.5%	6.4%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(10.1)%	(12.4)%	2.5%	6.4%

Ratios to average partners’ capital
Operating expenses before incentive fees	5.5%	6.1%	6.2%	6.9%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	5.5%	6.1%	6.2%	6.9%

Net investment loss	(5.5)%	(6.1)%	(6.2)%	(6.9)%

Net asset value per unit, beginning of period	$1,283.60	$1,462.68	$1,215.27	$1,300.97
Net investment loss	(69.45)	(88.53)	(74.48)	(88.82)
Net gain (loss) on investments	(58.06)	(93.74)	104.28	172.55

Net asset value per unit, end of period	$1,156.09	$1,280.41	$1,245.07	$1,384.70

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$(122.06)	$(165.82)	$22.56	$69.02

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$(127.51)	$(182.27)	$29.80	$83.73

Financial highlights for the period July 1 through September 30 are as follows:

	2015		2014
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(5.0)%	(6.9)%	4.9%	8.0%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(5.0)%	(6.9)%	4.9%	8.0%

Ratios to average partners’ capital
Operating expenses before incentive fees	1.9%	2.0%	1.9%	2.1%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.9%	2.0%	1.9%	2.1%

Net investment loss	(1.9)%	(2.0)%	(1.9)%	(2.1)%

Net asset value per unit, beginning of period	$1,216.01	$1,375.18	$1,187.24	$1,282.02
Net investment loss	(22.19)	(27.31)	(23.29)	(27.98)
Net gain (loss) on investments	(37.73)	(67.46)	81.12	130.66

Net asset value per unit, end of period	$1,156.09	$1,280.41	$1,245.07	$1,384.70

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$(61.92)	$(97.38)	$58.06	$104.22

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$(59.92)	$(94.77)	$57.83	$102.68

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $953,099 and $925,717, respectively, at September 30, 2015. For the Fund, gross unrealized gains and losses related to exchange-traded futures were $789,304 and $391,805, respectively at September 30, 2014.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $381,211 and $371,398, respectively, at September 30, 2015. For Series A, gross unrealized gains and losses related to exchange-traded futures were $274,841 and $144,854, respectively at September 30, 2014.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $571,888 and $554,319, respectively, at September 30, 2015. For Series B, gross unrealized gains and losses related to exchange-traded futures were $514,463 and $246,951, respectively at September 30, 2014.

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

The majority of these futures mature within one year of September 30, 2015 or September 30, 2014, respectively. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2015, redemptions totaled $685,367 in the Fund. For the quarter ended September 30, 2015, redemptions totaled $293,648 in Series A and $391,719 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015

Series A:

Net results for the quarter ended September 30, 2015 were a loss of 5.0% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $416,897. This decrease consisted of interest income of $101, trading losses of $263,443, and total expenses of $153,555. Expenses included $38,369 in management fees, $3,111 in operating expenses, $82,960 in selling commissions, $25,570 in brokerage commissions, and $3,545 in other expenses. At September 30, 2015 and December 31, 2014, the net asset value per Unit of Series A was $1,156.09 and $1,283.60, respectively.

Series B:

Net results for the quarter ended September 30, 2015 were a loss of 6.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $606,966. This decrease consisted of interest income of $239, trading losses of $431,999, and total expenses of $175,206. Expenses included $40,097 in management fees, $3,251 in operating expenses, $86,697 in selling commissions, $40,823 in brokerage commissions, and $4,338 in other expenses. At September 30, 2015 and December 31, 2014, the net asset value per Unit of Series B was $1,280.41 and $1,462.68 respectively.

Fund results for the 3rd Quarter 2015:

In September, the Fund’s managed futures strategy produced slightly negative results. The Fund’s positions in equity indices yielded negative returns amid concerns over a global growth decline. The Fund’s allocations to grain, metals and agricultural markets also produced overall negative performance, as prices lagged with the decline in global growth. The Fund’s positions in the energy and bonds sector performed positively for the month, helping to partially offset the negative performance from the Fund’s positions in equity indices.

In August, the Fund’s managed futures strategy yielded negative results. The decline in performance was primarily due to the Fund’s positions in equity indices, as global stock markets were turbulent amid uncertainties in the Chinese economy. The Fund’s positions in TSE Topix and Osaka Nikkei225 contributed the most to these losses. The Fund’s disappointing performance was also attributable to the Fund’s allocation to European bonds, as the Fund was not able to capitalize on intra-month market swings. The Fund’s long positions in U.S. bonds yielded positive results, as investors bet on fears that the U.S. Federal Reserve (the “Fed”) would scale back on an interest rate hike.

In July, the Fund’s managed futures strategy produced positive returns. The Fund’s positions in metals, particularly copper, produced strong gains as the market experienced volatility resulting from decreasing demand from China. The Fund’s positions in the bond, currency, equities and energy sectors also produced positive performance in July. With positions in CBOT wheat contributing the most, the Fund’s allocations to the grains and agricultural markets yielded negative returns.

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

Fund results for 1st Quarter 2015:

In March, the Fund’s managed futures strategy produced flat results, with a negative return of 0.14% for Series A and 0.03% for Series B. The Fund’s long positions in cattle and short positions in soybean oil and sugar all produced positive returns. These gains were offset by losses resulting from the Fund’s long positions in indices, as the Nasdaq fell on speculation of increased interest rates by the Fed and a sell-off of biotech and technology stocks. The Fund’s long positions in Canadian bonds also produced negative results, as the Bank of Canada announced that it was maintaining its overnight rate targets.

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

Three Months Ended September 30, 2014

Series A:

Net results for the quarter ended September 30, 2014 were a gain of 4.9% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $498,462. This increase consisted of investment income of $207, trading gains of $704,395, and total expenses of $206,140. Expenses included $49,664 in management fees, $4,027 in operating expenses, $107,380 in selling commissions, $42,697 in brokerage commissions, and $2,372 in other expenses. At September 30, 2014, the net asset value per Unit of Series A was $1,245.07.

Series B:

Net results for the quarter ended September 30, 2014 were a gain of 8.0% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $861,190. This increase consisted of investment income of $369, other income of $7, trading gains of $1,105,880, and total expenses of $245,066. Expenses included $53,458 in management fees, $4,334 in operating expenses, $115,585 in selling commissions, $68,254 in brokerage commissions, and $3,435 in other expenses. At September 30, 2014, the net asset value per Unit of Series B was $1,384.70.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2015 and December 31, 2014.

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

(a) There were no sales of unregistered securities during the quarter ended September 30, 2015.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2015:

Series A:
Month	Units Redeemed	NAV per Unit ($)
July 31, 2015	67.551	1,237.31
August 31, 2015	138.187	1,162.05
September 30, 2015	42.835	1,156.09

	248.573

Series B:
Month	Units Redeemed	NAV per Unit ($)
July 31, 2015	100.404	1,425.87
August 31, 2015	61.468	1,293.86
September 30, 2015	132.041	1,280.41

	293.914

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015	SUPERFUND GREEN, L.P.
(Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1