Form 10-K
period 2015-12-31
SUPERFUND GREEN, L.P.
filed 2016-03-30
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators” such as Superfund Capital Management and “commodity brokers,” “futures commission merchants” or “swap dealers” such as the Fund’s commodity brokers and FX counterparties to be registered and to comply with various reporting and recordkeeping requirements. Superfund Capital Management and the Fund’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Superfund Capital Management’s registration as a commodity pool operator was terminated or suspended, Superfund Capital Management would be unable to continue to manage its business or the Fund. Should Superfund Capital Management’s registration be suspended, termination of the Fund might result.

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

As of February 28, 2016, there were 301 holders of Series A Units and 462 holders of Series B Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Fund during 2015 or 2014. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus dated May 1, 2013, included within the Registration Statement on Form S-1 (File No. 333-184998), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2015:

Series A:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2015	181.825	1,172.65
November 30, 2015	64.122	1,260.09
December 31, 2015	189.526	1,222.26

Total	435.473

Series B:
Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2015	234.553	1,303.56
November 30, 2015	225.314	1,454.41
December 31, 2015	71.588	1,392.13

Total	531.455

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended on May 1, 2014. For the year ended December 31, 2015, redemptions totaled $4,420,419 for the Fund as a whole, $1,871,051 in Series A and $2,549,368 in Series B.

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

Results of Operations

2015

Series A:

Net results for the year ended December 31, 2015 were a loss of 4.9% in net asset value compared to the preceding year. In this period, Series A experienced a net decrease in net assets from operations of $428,860. The 2015 results consisted of interest income of $477, trading gains of $229,922 and total expenses of $659,259. Expenses included $166,074 in management fees, $13,466 in operating expenses, $359,079 in selling commissions, $104,897 in brokerage commissions and $15,743 in other expenses. At December 31, 2015 and December 31, 2014, the net asset value per Unit of Series A was $1,222.26 and $1,283.60, respectively.

Series B:

Net results for the year ended December 31, 2015 were a loss of 4.3% in net asset value compared to the preceding year. In this period, Series B experienced a net decrease in net assets from operations of $402,533. The 2015 results consisted of interest income of $906, trading gains of $367,822 and total expenses of $771,261. Expenses included $176,773 in management fees, $14,334 in operating expenses, $382,212 in selling commissions, $176,569 in brokerage commissions and $21,373 in other expenses. At December 31, 2015 and December 31, 2014, the net asset value per Unit of Series B was $1,392.13 and $1,462.68, respectively.

Fund results for the 4th Quarter 2015:

In December, the Fund’s managed futures strategy produced negative results. The Fund’s allocations to currency markets brought negative returns as a decline in value of the Chinese Yuan renewed fears of the reemergence of a protectionist monetary policy. The Fund’s positions in stock indices also yielded negative results as equities markets reacted negatively to the decision by the European Central Bank (“ECB”) to restrict the scale of additional monetary support policies. Positive returns from positions in the energy and grain sectors helped to limit the Fund’s overall negative returns.

In November, the Fund’s managed futures strategy yielded strong positive returns, as weak manufacturing data from China continued to hurt commodity prices. The Fund’s positions in the metals sector produced strong gains, led by the Fund’s short copper positions. The Fund’s allocations to energies markets also recorded strong returns, particularly the Fund’s short natural gas positions. The Fund’s positions in currencies and grains markets also produced positive returns in November. Uncertainty in the bond markets due to speculation on interest rate movements led to negative performance for the Fund’s positions in bonds.

In October, the Fund’s managed futures strategy produced positive overall returns, as investors were reassured by continued accommodative monetary policies in Europe and Japan. The Fund’s positions in energies markets produced strong gains, led by positions in natural gas. The Fund’s allocations to indices and bonds also resulted in positive performance. The Fund’s positions in agriculture yielded negative returns in October, partially offsetting the Fund’s gains in other sectors.

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

In May, the Fund’s managed futures strategy yielded slightly negative returns. The Fund’s positions in the bond sector produced losses on news of increased purchasing by the ECB and increased speculation that Greece would not be able to make future payments to its creditors. Gains from the Fund’s allocation to indices, specifically positions in Topix Index and Osaka Nikkei 225, helped to counter these losses. The Fund’s positions in currency, agriculture and metals markets also produced gains for the month.

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

In April, the Fund’s managed futures strategy produced negative results, with long positions in U.S. stock indices suffering as the S&P500 retraced from record highs. The Fund’s long positions in U.S. ten-year treasury notes also yielded negative returns. These losses were partially offset by positive performance from the Fund’s long Euro-bund positions. The Fund’s short positions in natural gas and crude oil produced negative results in April as tensions and political crisis in the Ukraine remained high and rising fears that any full-scale armed conflict in the region would disrupt supplies and send oil and gas prices higher. The Fund’s short positions in COMEX gold and silver remained flat as the improving U.S. and European economies helped to pressure gold prices.

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

In February, the Fund’s managed futures strategy yielded positive returns in all market groups except for metals, currencies and money markets. The Fund’s positions in bonds sector produced positive results as U.S. stocks rallied amid earnings and jobless claims, while German bonds fell as the ECB left interest rates unchanged and refrained from additional stimulus. The Fund’s short positions in silver and gold negatively affected performance as gold made experienced its largest monthly gain since July 2013 after investors and speculators chased prices higher on concerns about the pace of the U.S. economic recovery. The Fund’s long positions in crude oil and natural gas yielded profits as the markets continued to climb as cold weather demand pushed prices up in the first three weeks of the month.

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

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2015 and December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates. Management assesses the levels of the investments at each measurement date and has determined that there are no significant estimates.

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

Recently Issued Accounting Pronouncements

ASU 2015-14

In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for annual reporting periods beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2015-14 on the financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

Financial statements appear beginning on page 17 of this report. Supplementary data is not required.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

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

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework in 2013. Based on its assessment, management has concluded that, as of December 31, 2015, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

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

Item 9B. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2015 that was not reported on Form 8-K.

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

NIGEL JAMES, age 35, was appointed as President of Superfund Capital Management on July 13, 2006, and was listed as a principal and registered as an associated person with Superfund Capital Management on November 28, 2006 and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. where he managed a team focused on conceptual analysis and design of trading software. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.

MARTIN SCHNEIDER, age 49, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr. Schneider was listed as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, a financial services company, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc., a marketing services company. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.

CHRISTIAN BAHA, age 47, is Superfund Capital Management’s founder and ultimate sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was listed as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, on November 20, 2009, however, such listing was withdrawn as of November 26, 2011. He was registered as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, effective as of July 23, 1999 and June 24, 1997, respectively, until it withdrew its registration on July 12, 2012. He was registered as an associated person and listed as a principal of Superfund Asset Management LLC, a CFTC registered introducing broker, positions which he has held since June 11, 2012 and April 26, 2012. He has also been listed as a principal of Superfund Capital Management from May 9, 2001 until it withdrew its registration on September 19, 2013. He was registered as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management because he indirectly, through holding companies, owns 100% its equity securities. Mr. Baha was also listed as a principal of Superfund USA, Inc., a former broker dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because he is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

Security Ownership of Management

As of February 28, 2016, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2015, Superfund Capital Management owned 178.298 Units of Series A (non-voting), representing 2.77% of the total issued Units of Series A, and 204.874 Units of Series B (non-voting), representing 3.53% of the total issued Units of Series B, having a combined value of $505,377. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $34,698 for the year ended December 31, 2015. Selling commissions over the 10% threshold in the amount of $11,695 were rebated to Superfund Capital Management during this period through the purchase of 8.087 Units of Series B. See Note 6 of the audited financial statements. Superfund Capital Management did not make any other contributions to either Series during this period. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the ultimate beneficial holder of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13. Certain Relationships And Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance,” “Item 11 Executive Compensation” and “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In 2015, the Series A management fees totaled $166,074, the Series A selling commissions totaled $359,079 and the Series A brokerage commissions totaled $104,897. In 2015, the Series B management fees totaled $176,773, the Series B selling commissions totaled $382,212 and the Series B brokerage commissions totaled $176,569. In 2014, the Series A management fees totaled $211,874, the Series A selling commissions totaled $458,107 and the Series A brokerage commissions totaled $206,378. In 2014, the Series B management fees totaled $229,510, the Series B selling commissions totaled $496,236 and the Series B brokerage commissions totaled $321,526.

Item 14. Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by RSM US LLP in connection with its audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2015 and December 31, 2014, were approximately $94,000 and $84,500, respectively.

Audit-Related Fees

There were no audit-related fees for services rendered by RSM US LLP for the years ended December 31, 2015 and December 31, 2014.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by RSM US LLP for the years ended December 31, 2015 and December 31, 2014.

All Other Fees

There were no other fees for products or services provided by RSM US LLP for the years ended December 31, 2015 and December 31, 2014.

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

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	Financial Statements beginning on page 17 hereof.

(2)	Financial Statement Schedules:

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

EXHIBIT 13.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P., Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B (collectively the “Funds”), including the condensed schedules of investments as of December 31, 2015 and 2014, and the related statements of operations, changes in net assets, and cash flows for the years then ended. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superfund Green, L.P., Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ RSM US LLP

Chicago, Illinois

March 30, 2016

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

As of December 31, 2015 and December 31, 2014

	December 31, 2015	December 31, 2014
ASSETS
Due from brokers	$6,518,057	$8,221,595
Unrealized gain on futures contracts purchased	492,943	927,412
Unrealized gain on futures contracts sold	763,283	627,584
Cash	9,619,391	12,702,894

Total assets	17,393,674	22,479,485

LIABILITIES
Unrealized loss on futures contracts purchased	409,599	681,201
Unrealized loss on futures contracts sold	676,201	154,403
Redemptions payable	331,265	991,842
Management fees payable	25,212	33,459
Fees payable	10,657	16,069

Total liabilities	1,452,934	1,876,974

NET ASSETS	$15,940,740	$20,602,511

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures Contracts Purchased
Currency	(0.3)%	$(47,858)
Energy	0.2	30,576
Financial	0.5	74,365
Food & Fiber	(0.7)	(112,208)
Indices	0.6	98,500
Livestock	0.1	17,990
Metals	0.1	21,979

Total futures contracts purchased	0.6	83,344

Futures Contracts Sold
Currency	(0.3)	(51,265)
Energy	0.5	84,392
Financial	(0.2)	(34,788)
Food & Fiber	0.9	142,350
Indices	0.5	78,026
Livestock	(0.1)	(20,560)
Metals	(0.7)	(111,073)

Total futures contracts sold	0.6	87,082

Total futures contracts, at fair value	1.1%	$170,426

Futures and Forward Contracts by Country Composition
Australia	0.1%	$15,095
Canada	0.3	47,097
European Monetary Union	0.1	18,363
Great Britain	(0.3)	(48,659)
Japan	0.6	88,051
United States	0.1	14,103
Other	0.2	36,376

Total futures and forward contracts by country composition	1.1%	$170,426

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

SUPERFUND GREEN, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and December 31, 2014

	2015	2014
Investment Income
Interest income	$1,383	$2,539
Other income	—	16

Total investment income	1,383	2,555

Expenses
Selling commission	741,291	954,343
Brokerage commissions	281,466	527,904
Management fee	342,847	441,384
Ongoing offering expenses	—	66,809
Operating expenses	27,800	35,790
Other	37,116	18,775

Total expenses	1,430,520	2,045,005

Net investment loss	$(1,429,137)	$(2,042,450)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$1,146,706	$3,929,625
Net change in unrealized depreciation on futures and forward contracts	(548,962)	(98,408)

Net gain on investments	$597,744	$3,831,217

Net increase (decrease) in net assets from operations	$(831,393)	$1,788,767

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2015 and December 31, 2014

	2015	2014
Increase (decrease) in net assets from operations
Net investment loss	$(1,429,137)	$(2,042,450)
Net realized gain on futures and forward contracts	1,146,706	3,929,625
Net change in unrealized depreciation on futures and forward contracts	(548,962)	(98,408)

Net increase (decrease) in net assets from operations	(831,393)	1,788,767
Capital Share transactions
Issuance of Units	590,041	978,609
Redemption of Units	(4,420,419)	(9,923,216)

Net decrease in net assets from capital share transactions	(3,830,378)	(8,944,607)

Net decrease in net assets	(4,661,771)	(7,155,840)
Net assets, beginning of year	20,602,511	27,758,351

Net assets, end of year	$15,940,740	$20,602,511

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and December 31, 2014

	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(831,393)	$1,788,767
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	1,703,538	7,852,217
Decrease in futures contracts purchased	162,867	432,055
Decrease in unrealized depreciation on open forward contracts	—	(44)
Increase (decrease) in futures contracts sold	386,099	(333,603)
Decrease in management fees payable	(8,247)	(11,179)
Decrease in fees payable	(5,412)	(36,630)

Net cash provided by operating activities	1,407,452	9,691,583

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	590,041	978,609
Redemptions, net of change in redemptions payable	(5,080,996)	(9,958,196)

Net cash used in financing activities	(4,490,955)	(8,979,587)

Net increase (decrease) in cash	(3,083,503)	711,996
Cash, beginning of year	12,702,894	11,990,898

Cash, end of year	$9,619,391	$12,702,894

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2015 and December 31, 2014

	December 31, 2015	December 31, 2014
ASSETS
Due from brokers	$2,645,491	$3,032,505
Unrealized gain on futures contracts purchased	200,964	341,117
Unrealized gain on futures contracts sold	297,768	237,325
Cash	5,412,560	7,217,637

Total assets	8,556,783	10,828,584

LIABILITIES
Unrealized loss on futures contracts purchased	166,748	251,096
Unrealized loss on futures contracts sold	271,057	58,750
Redemptions payable	231,618	591,594
Management fees payable	12,549	16,258
Fees payable	7,302	9,450

Total liabilities	689,274	927,148

NET ASSETS	$7,867,509	$9,901,436

Number of Units	6,436.862	7,713.806

Net Asset Value per Unit	$1,222.26	$1,283.60

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.3)%	$(19,819)
Energy	0.2	14,733
Financial	0.4	30,416
Food & Fiber	(0.6)	(47,034)
Indices	0.5	40,447
Livestock	0.1	8,080
Metals	0.1	7,393

Total futures contracts purchased	0.4	34,216

Futures contracts sold
Currency	(0.2)	(22,132)
Energy	0.3	24,407
Financial	(0.1)	(11,508)
Food & Fiber	0.7	54,433
Indices	0.4	33,706
Livestock	(0.1)	(7,490)
Metals	(0.6)	(44,705)

Total futures contracts sold	0.4	26,711

Total futures contracts, at fair value	0.8%	$60,927

Futures and Forward Contracts by Country Composition
Australia	0.1%	$6,295
Canada	0.3	20,503
European Monetary Union	0.1	6,192
Great Britain	(0.2)	(17,131)
Japan	0.4	36,300
United States	(0.1)	(5,803)
Other	0.2	14,571

Total futures and forward contracts by country composition	0.8%	$60,927

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

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and December 31, 2014

	2015	2014
Investment Income
Interest income	$477	$966
Other income	—	4

Total investment income	477	970

Expenses
Selling commission	359,079	458,107
Brokerage commissions	104,897	206,378
Management fee	166,074	211,874
Ongoing offering expenses	—	31,599
Operating expenses	13,466	17,180
Other	15,743	7,552

Total expenses	659,259	932,690

Net investment loss	$(658,782)	$(931,720)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$437,588	$1,492,263
Net change in depreciation on futures and forward contracts	(207,666)	(24,455)

Net gain on investments	$229,922	$1,467,808

Net increase (decrease) in net assets from operations	$(428,860)	$536,088

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$(61.12)	$59.08

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during year)	$(61.34)	$68.33

*	Weighted average number of Units outstanding for Series A for the Years Ended December 31, 2015 and December 31, 2014: 7,016.95 and 9,074.29, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2015 and December 31, 2014

	2015	2014
Increase (decrease) in net assets from operations
Net investment loss	$(658,782)	$(931,720)
Net realized gain on futures and forward contracts	437,588	1,492,263
Net change in unrealized depreciation on futures and forward contracts	(207,666)	(24,455)

Net increase (decrease) in net assets from operations	(428,860)	536,088
Capital Share transactions
Issuance of Units	265,984	577,597
Redemption of Units	(1,871,051)	(4,186,645)

Net decrease in net assets from capital share transactions	(1,605,067)	(3,609,048)

Net decrease in net assets	(2,033,927)	(3,072,960)
Net assets, beginning of year	9,901,436	12,974,396

Net assets, end of year	$7,867,509	$9,901,436

Units, beginning of year	7,713.806	10,676.154
Issuance of Units	211.197	482.137
Redemption of Units	(1,488.141)	(3,444.485)

Units, end of year	6,436.862	7,713.806

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and December 31, 2014

	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(428,860)	$536,088
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	387,014	3,620,497
Decrease in futures contracts purchased	55,805	152,224
Decrease in unrealized depreciation on open forward contracts	—	(12)
Increase (decrease) in futures contracts sold	151,864	(127,757)
Decrease in management fees payable	(3,709)	(4,663)
Decrease in fees payable	(2,148)	(18,019)

Net cash provided by operating activities	159,966	4,158,358

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	265,984	577,597
Redemptions, net of change in redemptions payable	(2,231,027)	(4,111,637)

Net cash used in financing activities	(1,965,043)	(3,534,040)

Net increase (decrease) in cash	(1,805,077)	624,318
Cash, beginning of year	7,217,637	6,593,319

Cash, end of year	$5,412,560	$7,217,637

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2015 and December 31, 2014

	December 31, 2015	December 31, 2014
ASSETS
Due from brokers	$3,872,566	$5,189,090
Unrealized gain on futures contracts purchased	291,979	586,295
Unrealized gain on futures contracts sold	465,515	390,259
Cash	4,206,831	5,485,257

Total assets	8,836,891	11,650,901

LIABILITIES
Unrealized loss on futures contracts purchased	242,851	430,105
Unrealized loss on futures contracts sold	405,144	95,653
Redemptions payable	99,647	400,248
Management fees payable	12,663	17,201
Fees payable	3,355	6,619

Total liabilities	763,660	949,826

NET ASSETS	$8,073,231	$10,701,075

Number of Units	5,799.188	7,316.097

Net Asset Value per Unit	$1,392.13	$1,462.68

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.3)%	$(28,039)
Energy	0.2	15,843
Financial	0.5	43,949
Food & Fiber	(0.8)	(65,174)
Indices	0.7	58,053
Livestock	0.1	9,910
Metals	0.2	14,586

Total futures contracts purchased	0.6	49,128

Futures contracts sold
Currency	(0.4)	(29,133)
Energy	0.8	59,985
Financial	(0.3)	(23,280)
Food & Fiber	1.1 *	87,917
Indices	0.5	44,320
Livestock	(0.1)	(13,070)
Metals	(0.8)	(66,368)

Total futures contracts sold	0.8	60,371

Total futures contracts, at fair value	1.4%	$109,499

Futures and Forward Contracts by Country Composition
Australia	0.1%	$8,800
Canada	0.3	26,594
European Monetary Union	0.2	12,171
Great Britain	(0.3)	(31,528)
Japan	0.6	51,751
United States	0.2	19,906
Other	0.3	21,805

Total futures and forward contracts by country composition	1.4%	$109,499

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.

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

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and December 31, 2014

	2015	2014
Investment Income
Interest income	$906	$1,573
Other income	—	12

Total investment income	906	1,585

Expenses
Selling commission	382,212	496,236
Brokerage commissions	176,569	321,526
Management fee	176,773	229,510
Ongoing offering expenses	—	35,210
Operating expenses	14,334	18,610
Other	21,373	11,223

Total expenses	771,261	1,112,315

Net investment loss	$(770,355)	$(1,110,730)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	$709,118	$2,437,362
Net change in unrealized depreciation on futures and forward contracts	(341,296)	(73,953)

Net gain on investments	367,822	2,363,409

Net increase (decrease) in net assets from operations	$(402,533)	$1,252,679

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$(62.42)	$140.27

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during year)	$(70.55)	$161.71

*	Weighted average number of Units outstanding for Series B for the Years Ended December 31, 2015 and December 31, 2014: 6,448.63 and 8,930.45, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2015 and December 31, 2014

	2015	2014
Increase (decrease) in net assets from operations
Net investment loss	$(770,355)	$(1,110,730)
Net realized gain on futures and forward contracts	709,118	2,437,362
Net change in unrealized depreciation on futures and forward contracts	(341,296)	(73,953)

Net increase (decrease) in net assets from operations	(402,533)	1,252,679
Capital Share transactions
Issuance of Units	324,057	401,012
Redemption of Units	(2,549,368)	(5,736,571)

Net decrease in net assets from capital share transactions	(2,225,311)	(5,335,559)

Net decrease in net assets	(2,627,844)	(4,082,880)
Net assets, beginning of year	10,701,075	14,783,955

Net assets, end of year	$8,073,231	$10,701,075

Units, beginning of year	7,316.097	11,363.782
Issuance of Units	223.410	304.733
Redemption of Units	(1,740.319)	(4,352.418)

Units, end of year	5,799.188	7,316.097

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and December 31, 2014

	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(402,533)	$1,252,679
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	1,316,524	4,231,720
Decrease in futures contracts purchased	107,062	279,831
Decrease in unrealized depreciation on open forward contracts	—	(32)
Increase (decrease) in futures contracts sold	234,235	(205,846)
Decrease in management fees payable	(4,538)	(6,516)
Decrease in fees payable	(3,264)	(18,611)

Net cash provided by operating activities	1,247,486	5,533,225

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	324,057	401,012
Redemptions, net of change in redemptions payable	(2,849,969)	(5,846,559)

Net cash used in financing activities	(2,525,912)	(5,445,547)

Net increase (decrease) in cash	(1,278,426)	87,678
Cash, beginning of year	5,485,257	5,397,579

Cash, end of year	$4,206,831	$5,485,257

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of assets and liabilities as gross gain or loss.

There exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting – Balance Sheet.

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of December 31, 2015, Series A had on deposit $1,489,488 at ADM Investor Services, Inc. and $1,156,003 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of December 31, 2015, Series B had on deposit $2,009,575 at ADM Investor Services, Inc. and $1,862,991 at Merrill Lynch, Pierce, Fenner & Smith Inc.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2012 through 2015 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

(g)	Recently Adopted and/or Issued Accounting Pronouncements

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

ASU 2015-14

In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for annual reporting periods beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2015-14 on the financial statements and disclosures.

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

Certain OTC derivatives traded in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the Fund updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at December 31, 2015 or December 31, 2014 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities measured at fair value on a recurring basis by the ASC 820 fair value hierarchy as of December 31, 2015:

Superfund Green, L.P.

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$763,283	$763,283	$—	$—
Futures contracts purchased	492,943	492,943	—	—

Total Assets Measured at Fair Value	$1,256,226	$1,256,226	$—	$—

LIABILITIES
Futures contracts sold	$676,201	$676,201	$—	$—
Futures contracts purchased	409,599	409,599	—	—

Total Liabilities Measured at Fair Value	$1,085,800	$1,085,800	$—	$—

Superfund Green, L.P. – Series A

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$297,768	$297,768	$—	$—
Futures contracts purchased	200,964	200,964	—	—

Total Assets Measured at Fair Value	$498,732	$498,732	$—	$—

LIABILITIES
Futures contracts sold	$271,057	$271,057	$—	$—
Futures contracts purchased	166,748	166,748	—	—

Total Liabilities Measured at Fair Value	$437,805	$437,805	$—	$—

Superfund Green, L.P. – Series B

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$465,515	$465,515	$—	$—
Futures contracts purchased	291,979	291,979	—	—

Total Assets Measured at Fair Value	$757,494	$757,494	$—	$—

LIABILITIES
Futures contracts sold	$405,144	$405,144	$—	$—
Futures contracts purchased	242,851	242,851	—	—

Total Liabilities Measured at Fair Value	$647,995	$647,995	$—	$—

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

For the years ended December 31, 2015 and 2014, there were no transfers between Level 1 and Level 2 assets and liabilities.

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$492,943	$(409,599)	$83,344
Futures contracts	Futures contracts sold	763,283	(676,201)	87,082

Totals		$1,256,226	$(1,085,800)	$170,426

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$927,412	$(681,201)	$246,211
Futures contracts	Futures contracts sold	627,584	(154,403)	473,181

Totals		$1,554,996	$(835,604)	$719,392

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(100,889)	$—	$—	$(100,889)
Merrill Lynch	271,315	—	—	271,315

Totals	$170,426	$—	$—	$170,426

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$74,729	$—	$—	$74,729
Barclays Capital	594,459	—	—	594,459
Merrill Lynch	50,204	—	—	50,204

Totals	$719,392	$—	$—	$719,392

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$52,987	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,093,719	(548,962)

Total		$1,146,706	$(548,962)

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(188,573)	$44
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	4,118,198	(98,452)

Total		$3,929,625	$(98,408)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2015:

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$25,804	0.2	$(73,662)	(0.5)	$95,399	0.6		$(146,664)	(0.9)	$(99,123)
Financial	78,150	0.5	(3,785)	(0.0)*	4,821	0.0	*	(39,609)	(0.2)	39,577
Food & Fiber	64,490	0.4	(176,698)	(1.1)	182,433	1.1		(40,083)	(0.3)	30,142
Indices	211,901	1.3	(113,401)	(0.7)	199,752	1.3		(121,726)	(0.8)	176,526
Metals	51,982	0.3	(30,003)	(0.2)	47,150	0.3		(158,223)	(1.0)	(89,094)
Livestock	17,990	0.1	—	—	—	—		(20,560)	(0.1)	(2,570)
Energy	42,626	0.3	(12,050)	(0.1)	233,728	1.5		(149,336)	(0.9)	114,968

Totals	$492,943	3.1	$(409,599)	(2.6)	$763,283	4.8		$(676,201)	(4.2)	$170,426

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2014:

	As of December 31, 2014
	Futures Contracts Purchased					Futures Contracts Sold
	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$79,895	0.4		$(256)	(0.0)*	$81,749
Financial	516,998	2.4		(25,961)	(0.1)	—	—		(12,202)	(0.1)	478,835
Food & Fiber	36,790	0.2		(89,576)	(0.4)	107,005	0.5		(32,364)	(0.1)	21,855
Indices	312,439	1.4		(18,099)	(0.1)	3,205	0.0	*	(104,506)	(0.5)	193,039
Metals	55,851	0.3		(174,000)	(0.8)	219,636	1.0		(5,075)	(0.0)*	96,412
Livestock	3,090	0.0	*	(213,200)	(1.0)	—	—		—	—	(210,110)
Energy	134	0.0	*	(160,365)	(0.7)	217,843	1.0		—	—	57,612

Totals	$927,412	4.3		$(681,201)	(3.1)	$627,584	2.9		$(154,403)	(0.7)	$719,392

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. average contract volume by market sector for the Year Ended December 31, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	164	891
Financial	3,441	1,247
Food & Fiber	1,339	1,470
Indices	2,675	2,244
Metals	975	978
Energy	540	926
Livestock	382	83

Total	9,516	7,839

Superfund Green, L.P. average contract volume by market sector for the Year Ended December 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	2,441	1,447
Financial	11,912	2,168
Food & Fiber	622	788
Indices	6,994	1,205
Metals	2,250	1,370
Energy	1,579	694
Livestock	462	8

Total	26,260	7,680

Superfund Green, L.P. trading results by market sector:

	For the Year Ended December 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$52,987	$—	$52,987
Currency	295,019	(180,869)	114,150
Financial	(304,154)	(439,256)	(743,410)
Food & Fiber	(315,150)	8,287	(306,863)
Indices	436,090	(16,514)	419,576
Metals	407,307	(185,506)	221,801
Livestock	(824,090)	207,540	(616,550)
Energy	1,398,697	57,356	1,456,053

Total net trading gains (losses) in Statement of Operations	$1,146,706	$(548,962)	$597,744

	For the Year Ended December 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(188,573)	$44	$(188,529)
Currency	553,145	(71,300)	481,845
Financial	2,466,259	331,672	2,797,931
Food & Fiber	931,647	(21,741)	909,906
Indices	906,369	(399,926)	506,443
Metals	(658,725)	56,482	(602,243)
Livestock	553,240	(192,740)	360,500
Energy	(633,737)	199,101	(434,636)

Total net trading gains (losses)in Statement of Operations	$3,929,625	$(98,408)	$3,831,217

Superfund Green, L.P. - Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$200,964	$(166,748)	$34,216
Futures contracts	Futures contracts sold	297,768	(271,057)	26,711

Totals		$498,732	$(437,805)	$60,927

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$341,117	$(251,096)	$90,021
Futures contracts	Futures contracts sold	237,325	(58,750)	178,575

Totals		$578,442	$(309,846)	$268,596

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(51,324)	$—	$—	$(51,324)
Merrill Lynch	112,251	—	—	112,251

Totals	$60,927	$—	$—	$60,927

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$29,364	$—	$—	$29,364
Barclays Capital	221,708	—	—	221,708
Merrill Lynch	17,524	—	—	17,524

Totals	$268,596	$—	$—	$268,596

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$18,553	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	419,035	(207,666)

Total		$437,588	$(207,666)

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(80,609)	$12
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,572,872	(24,467)

Total		$1,492,263	$(24,455)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2015:

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$10,300	0.1	$(30,119)	(0.4)	$37,040	0.5	$(59,172)	(0.8)	$(41,951)
Financial	31,941	0.4	(1,525)	(0.0)*	4,486	0.1	(15,994)	(0.2)	18,908
Food & Fiber	24,650	0.3	(71,684)	(0.9)	73,127	0.9	(18,694)	(0.2)	7,399
Indices	86,482	1.1	(46,035)	(0.6)	80,284	1.0	(46,578)	(0.6)	74,153
Metals	19,838	0.3	(12,445)	(0.2)	18,053	0.2	(62,758)	(0.8)	(37,312)
Livestock	8,080	0.1	—	—	—	—	(7,490)	(0.1)	590
Energy	19,673	0.3	(4,940)	(0.1)	84,778	1.1	(60,371)	(0.8)	39,140

Totals	$200,964	2.6	$(166,748)	(2.2)	$297,768	3.8	$(271,057)	(3.5)	$60,927

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2014:

	As of December 31, 2014
	Futures Contracts Purchased					Futures Contracts Sold
	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$—	—		$—	—	$29,064	0.3		$(256)	(0.0	)*	$28,808
Financial	194,235	1.9		(9,820)	(0.1)	—	—		(4,331)	(0.0	)*	180,084
Food & Fiber	15,355	0.1		(28,710)	(0.3)	41,104	0.4		(13,563)	(0.1)		14,186
Indices	108,901	1.0		(6,751)	(0.1)	735	0.0	*	(38,485)	(0.4)		64,400
Metals	20,662	0.2		(67,465)	(0.6)	85,212	0.8		(2,115)	(0.0	)*	36,294
Livestock	1,830	0.0	*	(80,300)	(0.8)	—	—		—	—		(78,470)
Energy	134	0.0	*	(58,050)	(0.6)	81,210	0.8		—	—		23,294

Totals	$341,117	3.2		$(251,096)	(2.5)	$237,325	2.3		$(58,750)	(0.5)		$268,596

*	Due to rounding – amount is less than 0.05%

Series A average contract volume by market sector for the Year Ended December 31, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	65	341
Financial	1,298	499
Food & Fiber	518	569
Indices	1,003	863
Metals	363	401
Energy	196	352
Livestock	144	31

Total	3,587	3,056

Series A average contract volume by market sector for the Year Ended December 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	946	554
Financial	4,639	866
Food & Fiber	234	297
Indices	2,652	461
Metals	858	506
Energy	588	260
Livestock	175	4

Total	10,092	2,948

Series A trading results by market sector:

	For the Year Ended December 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$18,553	$—	$18,553
Currency	98,047	(70,757)	27,290
Financial	(114,684)	(161,174)	(275,858)
Food & Fiber	(116,317)	(6,787)	(123,104)
Indices	134,349	9,752	144,101
Metals	182,959	(73,606)	109,353
Livestock	(316,020)	79,060	(236,960)
Energy	550,701	15,846	566,547

Total net trading gains (losses) in Statement of Operations	$437,588	$(207,666)	$229,922

	For the Year Ended December 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(80,609)	$12	$(80,597)
Currency	195,186	(26,328)	168,858
Financial	930,635	118,008	1,048,643
Food & Fiber	351,617	(3,741)	347,876
Indices	404,768	(154,913)	249,855
Metals	(225,439)	32,690	(192,749)
Livestock	193,790	(71,850)	121,940
Energy	(277,685)	81,667	(196,018)

Total net trading gains (losses) in Statement of Operations	$1,492,263	$(24,455)	$1,467,808

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$291,979	$(242,851)	$49,128
Futures contracts	Futures contracts sold	465,515	(405,144)	60,371

Totals		$757,494	$(647,995)	$109,499

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2014	Liability Derivatives at December 31, 2014	Net
Futures contracts	Futures contracts purchased	$586,295	$(430,105)	$156,190
Futures contracts	Futures contracts sold	390,259	(95,653)	294,606

Totals		$976,554	$(525,758)	$450,796

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(49,565)	$—	$—	$(49,565)
Merrill Lynch	159,064	—	—	159,064

Totals	$109,499	$—	$—	$109,499

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2014 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$45,365	$—	$—	$45,365
Barclays Capital	372,751	—	—	372,751
Merrill Lynch	32,680	—	—	32,680

Totals	$450,796	$—	$—	$450,796

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement Operations	Net Realized Gain on Derivatives in Statement Operations	Net Change in Unrealized Depreciation on Derivatives in Statement Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$34,434	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	674,684	(341,296)

Total		$709,118	$(341,296)

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement Operations	Net Realized Gain (Loss) on Derivatives in Statement Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(107,964)	$32
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,545,326	(73,985)

Total		$2,437,362	$(73,953)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2015:

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$15,504	0.2	$(43,543)	(0.5)	$58,359	0.7		$(87,492)	(1.1)	$(57,172)
Financial	46,209	0.6	(2,260)	(0.0)*	335	0.0	*	(23,615)	(0.3)	20,669
Food & Fiber	39,840	0.5	(105,014)	(1.3)	109,306	1.4		(21,389)	(0.3)	22,743
Indices	125,419	1.6	(67,366)	(0.8)	119,468	1.5		(75,148)	(0.9)	102,373
Metals	32,144	0.4	(17,558)	(0.2)	29,097	0.4		(95,465)	(1.2)	(51,782)
Livestock	9,910	0.1	—	—	—	—		(13,070)	(0.2)	(3,160)
Energy	22,953	0.3	(7,110)	(0.1)	148,950	1.8		(88,965)	(1.1)	75,828

Totals	$291,979	3.6	$(242,851)	(2.9)	$465,515	5.8		$(405,144)	(5.1)	$109,499

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2014:

	As of December 31, 2014
	Futures Contracts Purchased					Futures Contacts Sold
	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$2,110	0.0	*	$—	—	$50,831	0.5		$—	—	$52,941
Financial	322,763	2.9		(16,141)	(0.1)	—	—		(7,871)	(0.1)	298,751
Food & Fiber	21,435	0.2		(60,866)	(0.5)	65,901	0.6		(18,801)	(0.2)	7,669
Indices	203,538	1.8		(11,348)	(0.1)	2,470	0.0	*	(66,021)	(0.6)	128,639
Metals	35,189	0.3		(106,535)	(1.0)	134,424	1.2		(2,960)	(0.0)*	60,118
Livestock	1,260	0.0	*	(132,900)	(1.2)	—	—		—	—	(131,640)
Energy	—	—		(102,315)	(0.9)	136,633	1.2		—	—	34,318

Totals	$586,295	5.2		$(430,105)	(3.8)	$390,259	3.5		$(95,653)	(0.9)	$450,796

*	Due to rounding – amount is less than 0.05%

Series B average contract volume by market sector for the Year Ended December 31, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	99	550
Financial	2,143	748
Food & Fiber	821	901
Indices	1,672	1,381
Metals	612	577
Energy	344	574
Livestock	238	52

Total	5,929	4,783

Series B average contract volume by market sector for the Year Ended December 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,495	893
Financial	7,273	1,302
Food & Fiber	388	491
Indices	4,342	744
Metals	1,392	864
Energy	991	434
Livestock	287	4

Total	16,168	4,732

Series B trading results by market sector:

	For the Year Ended December 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$34,434	$—	$34,434
Currency	196,972	(110,112)	86,860
Financial	(189,470)	(278,082)	(467,552)
Food & Fiber	(198,833)	15,074	(183,759)
Indices	301,741	(26,266)	275,475
Metals	224,348	(111,900)	112,448
Livestock	(508,070)	128,480	(379,590)
Energy	847,996	41,510	889,506

Total net trading gains (losses) in Statement of Operations	$709,118	$(341,296)	$367,822

	For the Year Ended December 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(107,964)	$32	$(107,932)
Currency	357,959	(44,972)	312,987
Financial	1,535,624	213,664	1,749,288
Food & Fiber	580,030	(18,000)	562,030
Indices	501,601	(245,013)	256,588
Metals	(433,286)	23,792	(409,494)
Livestock	359,450	(120,890)	238,560
Energy	(356,052)	117,434	(238,618)

Total net trading gains (losses) in Statement of Operations	$2,437,362	$(73,953)	$2,363,409

(4)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2015, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum) of net assets, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund. For the year ended December 31, 2015, rebated selling commissions amounted to $265,984 for Series A and $324,055 for Series B.

As of December 31, 2015, Superfund Capital Management owned 178.298 Units of Series A, representing 2.77% of the total issued Units of Series A, and 204.874 Units of Series B, representing 3.53% of the total issued Units of Series B, having a combined value of $505,377. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $34,698 for the year ended December 31, 2015. Selling commissions over the 10% threshold in the amount of $11,695 were rebated to Superfund Capital Management during this period through the purchase of 8.087 Units of Series B. As of December 31, 2014, Superfund Capital Management owned 178.298 Units of Series A, representing 2.2% of the total issued Units of Series A, and 196.786 Units of Series B, representing 2.6% of the total issued Units of Series B, having a combined value of $519,069. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $22,255 for the year ended December 31, 2014. Selling commissions over the 10% threshold in the amount of $11,190 were rebated to Superfund Capital Management during this period through the purchase of 8.488 Units of Series B. Superfund Capital Management did not make any contributions to either Series during the year ended December 31, 2015.

(7)	Financial Highlights

Financial highlights for the year ended December 31, 2015, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees	(4.9)%	(4.3)%
Incentive fees	0.0	0.0

Total return after incentive fees	(4.9)%	(4.3)%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.4%	8.2%
Incentive fees	0.0	0.0

Total expenses	7.4%	8.2%

Net investment loss	(7.4)%	(8.2)%
Net asset value per unit, beginning of year	$1,283.60	$1,462.68

Net investment loss	(93.40)	(118.52)
Net gain on investments	32.06	47.97

Total loss from operations	(61.34)	(70.55)

Net asset value per unit, end of year	$1,222.26	$1,392.13

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average
Number of Units during year)	$(61.12)	$(62.42)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(61.34)	$(70.55)

Financial highlights for the year ended December 31, 2014, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees	5.6%	12.4%
Incentive fees	0.0	0.0

Total return after incentive fees	5.6%	12.4%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.1%	8.9%
Incentive fees	0.0	0.0

Total expenses	8.1%	8.9%

Net investment loss	(8.1)%	(8.9)%
Net asset value per unit, beginning of year	$1,215.27	$1,300.97

Net investment loss	(98.41)	(117.43)
Net gain on investments	166.74	279.14

Total income (loss) from operations	68.33	161.71

Net asset value per unit, end of year	$1,283.60	$1,462.68

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during year)	$59.08	$140.27

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$68.33	$161.71

(8)	Financial Instrument Risk

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $1,256,226 and $1,085,800, respectively, at December 31, 2015.

For Series A, gross unrealized gains and losses related to exchange traded futures were $498,732 and $437,805, respectively, at December 31, 2015.

For Series B, gross unrealized gains and losses related to exchange traded futures were $757,494 and $647,995, respectively, at December 31, 2015.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc. (“ADMIS”) and Merrill Lynch, Pierce, Fenner & Smith Inc. (“Merrill Lynch”).

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2016.

SUPERFUND GREEN, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Signature	Title with Superfund Capital Management	Date

/s/ Nigel James	President	March 30, 2016
Nigel James	(Principal Executive Officer)

/s/ Martin Schneider	Vice President and Director	March 30, 2016
Martin Schneider	(Principal Financial Officer)

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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