Form 10-Q
period 2016-03-31
SUPERFUND GREEN, L.P.
filed 2016-05-16
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2016 and December 31, 2015

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Due from brokers	$6,339,252	$6,518,057
Unrealized gain on futures contracts purchased	790,679	492,943
Unrealized gain on futures contracts sold	344,519	763,283
Cash	8,768,651	9,619,391

Total assets	16,243,101	17,393,674

LIABILITIES
Unrealized loss on futures contracts purchased	282,438	409,599
Unrealized loss on futures contracts sold	650,141	676,201
Redemptions payable	152,737	331,265
Management fees payable	23,671	25,212
Fees payable	9,842	10,657

Total liabilities	1,118,829	1,452,934

NET ASSETS	$15,124,272	$15,940,740

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2016

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	0.9%	$131,039
Energy	(0.1)	(15,699)
Financial	0.5	70,763
Food & Fiber
LIFFE White Sugar expiring May 2016	1.3	203,440
Other	1.2 *	188,055

Total Food & Fiber	2.5	391,495
Indices	0.5	70,920
Livestock	(0.3)	(45,120)
Metals	(0.6)	(95,157)

Total futures contracts purchased	3.4	508,241

Futures contracts sold
Currency	(0.7)	(109,884)
Energy	0.1	17,591
Financial	0.1	15,872
Food & Fiber
MGEX Wheat expiring May 2016	(1.0)	(151,638)
Other	(0.5)	(72,977)

Total Food & Fiber	(1.5)	(224,615)
Indices	0.2	23,163
Livestock	0.1	19,340
Metals	(0.3)	(47,089)

Total futures contracts sold	(2.0)	(305,622)

Total futures contracts, at fair value	1.4%	$202,619

Futures contracts by country composition
Australia	0.3%	$44,312
Canada	(0.2)	(25,563)
European Monetary Union	0.4	57,013
Great Britain	0.1	13,093
Japan	0.0 **	2,327
United States	(0.1)	(22,429)
Other	0.9	133,866

Total futures contracts by country composition	1.4%	$202,619

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures Contracts Purchased
Currency	(0.3)%	$(47,858)
Energy	0.2	30,576
Financial	0.5	74,365
Food & Fiber	(0.7)	(112,208)
Indices	0.6	98,500
Livestock	0.1	17,990
Metals	0.1	21,979

Total futures contracts purchased	0.5	83,344

Futures Contracts Sold
Currency	(0.3)	(51,265)
Energy	0.5	84,392
Financial	(0.2)	(34,788)
Food & Fiber	0.9	142,350
Indices	0.5	78,026
Livestock	(0.1)	(20,560)
Metals	(0.7)	(111,073)

Total futures contracts sold	0.6	87,082

Total futures contracts, at fair value	1.1%	$170,426

Futures Contracts by Country Composition
Australia	0.1%	$15,095
Canada	0.3	47,097
European Monetary Union	0.1	18,363
Great Britain	(0.3)	(48,659)
Japan	0.6	88,051
United States	0.1	14,103
Other	0.2	36,376

Total futures contracts by country composition	1.1%	$170,426

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
Investment income
Interest income	$1,317	$434
Other income (loss)	—	(320)

Total investment income	1,317	114

Expenses
Brokerage commissions	66,645	69,658
Management fees	73,144	99,436
Selling commissions	158,148	214,997
Operating expenses	5,931	8,064
Other	8,910	7,667

Total expenses	312,778	399,822

Net investment loss	(311,461)	(399,708)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures contracts	(107,988)	1,709,647
Net change in unrealized appreciation on futures contracts	32,194	26,276

Net gain (loss) on investments	(75,794)	1,735,923

Net increase (decrease) in net assets from operations	$(387,255)	$1,336,215

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2016	2015
Increase (decrease) in net assets from operations
Net investment loss	$(311,461)	$(399,708)
Net realized gain (loss) on futures contracts	(107,988)	1,709,647
Net change in unrealized appreciation on futures contracts	32,194	26,276

Net increase (decrease) in net assets from operations	(387,255)	1,336,215
Capital share transactions
Issuance of Units	127,777	166,938
Redemption of Units	(556,990)	(1,691,880)

Net decrease in net assets from capital share transactions	(429,213)	(1,524,942)

Net decrease in net assets	(816,468)	(188,727)
Net assets, beginning of period	15,940,740	20,602,511

Net assets, end of period	$15,124,272	$20,413,784

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(387,255)	$1,336,215
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	178,805	388,580
Decrease (increase) in futures contracts purchased	(424,897)	(276,627)
Decrease (increase) in futures contracts sold	392,704	250,351
Increase (decrease) in management fees payable	(1,541)	(735)
Increase (decrease) in fees payable	(815)	38

Net cash provided by (used in) operating activities	(242,999)	1,697,822

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	127,777	166,938
Redemptions, net of change in redemptions payable	(735,518)	(1,976,801)

Net cash used in financing activities	(607,741)	(1,809,863)

Net decrease in cash	(850,740)	(112,041)
Cash, beginning of period	9,619,391	12,702,894

Cash, end of period	$8,768,651	$12,590,853

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2016 and December 31, 2015

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Due from brokers	$2,516,566	$2,645,491
Unrealized gain on futures contracts purchased	306,031	200,964
Unrealized gain on futures contracts sold	131,238	297,768
Cash	4,889,290	5,412,560

Total assets	7,843,125	8,556,783

LIABILITIES
Unrealized loss on futures contracts purchased	108,500	166,748
Unrealized loss on futures contracts sold	265,281	271,057
Redemptions payable	26,860	231,618
Management fees payable	11,546	12,549
Fees payable	6,259	7,302

Total liabilities	418,446	689,274

NET ASSETS	$7,424,679	$7,867,509

Number of Units	6,272.809	6,436.862

Net Asset Value per Unit	$1,183.63	$1,222.26

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2016

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	0.7%	$50,457
Energy	(0.1)	(5,888)
Financial	0.3	24,879
Food & Fiber
LIFFE White Sugar expiring May 2016	1.1	79,140
Other	1.0	74,839

Total Food & Fiber	2.1	153,979
Indices	0.4	25,877
Livestock	(0.2)	(17,860)
Metals	(0.5)	(33,913)

Total futures contracts purchased	2.7	197,531

Futures contracts sold
Currency	(0.6)	(44,353)
Energy	0.1	5,724
Financial	0.1	6,347
Food & Fiber	(1.3)*	(89,348)
Indices	0.1	5,168
Livestock	0.1	7,850
Metals	(0.3)	(25,431)

Total futures contracts sold	(1.8)	(134,043)

Total futures contracts, at fair value	0.9%	$63,488

Futures contracts by country composition
Australia	0.2%	$17,591
Canada	(0.1)	(10,781)
European Monetary Union	(0.0)**	(2,111)
Great Britain	0.1	5,378
Japan	0.0 **	111
United States	(0.3)	(24,298)
Other	1.0	77,598

Total futures contracts by country composition	0.9%	$63,488

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.3)%	$(19,819)
Energy	0.2	14,733
Financial	0.4	30,416
Food & Fiber	(0.6)	(47,034)
Indices	0.5	40,447
Livestock	0.1	8,080
Metals	0.1	7,393

Total futures contracts purchased	0.4	34,216

Futures contracts sold
Currency	(0.2)	(22,132)
Energy	0.3	24,407
Financial	(0.1)	(11,508)
Food & Fiber	0.7	54,433
Indices	0.4	33,706
Livestock	(0.1)	(7,490)
Metals	(0.6)	(44,705)

Total futures contracts sold	0.4	26,711

Total futures contracts, at fair value	0.8%	$60,927

Futures Contracts by Country Composition
Australia	0.1%	$6,295
Canada	0.3	20,503
European Monetary Union	0.1	6,192
Great Britain	(0.2)	(17,131)
Japan	0.4	36,300
United States	(0.1)	(5,803)
Other	0.2	14,571

Total futures contracts by country composition	0.8%	$60,927

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
Investment income
Interest income	$541	$162
Other loss	—	(3)

Total investment income	541	159

Expenses
Brokerage commissions	26,123	23,137
Management fees	35,715	47,067
Selling commissions	77,221	101,767
Operating expenses	2,896	3,817
Other	4,184	3,072

Total expenses	146,139	178,860

Net investment loss	(145,598)	(178,701)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures contracts	(101,157)	586,995
Net change in unrealized appreciation on futures contracts	2,562	6,632

Net gain (loss) on investments	(98,595)	593,627

Net increase (decrease) in net assets from operations	$(244,193)	$414,926

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(38.31)	$55.20

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(38.63)	$53.90

*	Weighted average number of Units outstanding for Series A for the Three Months Ended March 31, 2016 and March 31, 2015: 6,373.58 and 7,516.97, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2016	2015
Increase (decrease) in net assets from operations
Net investment loss	$(145,598)	$(178,701)
Net realized gain (loss) on futures contracts	(101,157)	586,995
Net change in unrealized appreciation on futures contracts	2,562	6,632

Net increase (decrease) in net assets from operations	(244,193)	414,926
Capital Share transactions
Issuance of Units	58,249	74,670
Redemption of Units	(256,886)	(658,800)

Net decrease in net assets from capital share transactions	(198,637)	(584,130)

Net decrease in net assets	(442,830)	(169,204)
Net assets, beginning of period	7,867,509	9,901,436

Net assets, end of period	$7,424,679	$9,732,232

Units, beginning of period	6,436.862	7,713.806
Issuance of Units	47.806	56.792
Redemption of Units	(211.859)	(494.181)

Units, end of period	6,272.809	7,276.417

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(244,193)	$414,926
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	128,925	171,821
Decrease (increase) in futures contracts purchased	(163,315)	(104,876)
Decrease (increase) in futures contracts sold	160,754	98,244
Increase (decrease) in management fees payable	(1,003)	(797)
Increase (decrease) in fees payable	(1,043)	(267)

Net cash provided by (used in) operating activities	(119,875)	579,051

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	58,249	74,670
Redemptions, net of change in redemptions payable	(461,644)	(1,003,800)

Net cash used in financing activities	(403,395)	(929,130)

Net decrease in cash	(523,270)	(350,079)
Cash, beginning of period	5,412,560	7,217,637

Cash, end of period	$4,889,290	$6,867,558

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2016 and December 31, 2015

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Due from brokers	$3,822,686	$3,872,566
Unrealized gain on futures contracts purchased	484,648	291,979
Unrealized gain on futures contracts sold	213,281	465,515
Cash	3,879,361	4,206,831

Total assets	8,399,976	8,836,891

LIABILITIES
Unrealized loss on futures contracts purchased	173,938	242,851
Unrealized loss on futures contracts sold	384,860	405,144
Redemptions payable	125,877	99,647
Management fees payable	12,125	12,663
Fees payable	3,583	3,355

Total liabilities	700,383	763,660

NET ASSETS	$7,699,593	$8,073,231

Number of Units	5,632.496	5,799.188

Net Asset Value per Unit	$1,367.00	$1,392.13

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2016

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	1.0 *%	$80,582
Energy	(0.1)	(9,811)
Financial	0.6	45,884
Food & Fiber
LIFFE White Sugar expiring May 2016	1.6	124,300
Other	1.5 *	113,216

Total Food & Fiber	3.1	237,516
Indices	0.6	45,043
Livestock	(0.4)	(27,260)
Metals	(0.8)	(61,244)

Total futures contracts purchased	4.0	310,710

Futures contracts sold
Currency	(0.9)	(65,531)
Energy	0.2	11,867
Financial	0.2	9,525
Food & Fiber
MGEX Wheat expiring May 2016	(1.1)	(92,250)
Other	(0.6)	(43,017)

Total Food & Fiber	(1.7)	(135,267)
Indices	0.2	17,995
Livestock	0.1	11,490
Metals	(0.3)	(21,658)

Total futures contracts sold	(2.2)	(171,579)

Total futures contracts, at fair value	1.8%	$139,131

Futures contracts by country composition
Australia	0.3%	$26,721
Canada	(0.2)	(14,782)
European Monetary Union	0.9	59,124
Great Britain	0.1	7,715
Japan	0.0 **	2,216
United States	0.0 **	1,869
Other	0.7	56,268

Total futures contracts by country composition	1.8%	$139,131

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.3)%	$(28,039)
Energy	0.2	15,843
Financial	0.5	43,949
Food & Fiber	(0.8)	(65,174)
Indices	0.7	58,053
Livestock	0.1	9,910
Metals	0.2	14,586

Total futures contracts purchased	0.6	49,128

Futures contracts sold
Currency	(0.4)	(29,133)
Energy	0.8	59,985
Financial	(0.3)	(23,280)
Food & Fiber	1.1 *	87,917
Indices	0.5	44,320
Livestock	(0.1)	(13,070)
Metals	(0.8)	(66,368)

Total futures contracts sold	0.8	60,371

Total futures contracts, at fair value	1.4%	$109,499

Futures Contracts by Country Composition
Australia	0.1%	$8,800
Canada	0.3	26,594
European Monetary Union	0.2	12,171
Great Britain	(0.3)	(31,528)
Japan	0.6	51,751
United States	0.2	19,906
Other	0.3	21,805

Total futures contracts by country composition	1.4%	$109,499

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
Investment income
Interest income	$776	$272
Other loss	—	(317)

Total investment income	776	(45)

Expenses
Brokerage commissions	40,522	46,521
Management fees	37,429	52,369
Selling commissions	80,927	113,230
Operating expenses	3,035	4,247
Other	4,726	4,595

Total expenses	166,639	220,962

Net investment loss	(165,863)	(221,007)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures contracts	(6,831)	1,122,652
Net change in unrealized appreciation on futures contracts	29,632	19,644

Net gain on investments	22,801	1,142,296

Net increase (decrease) in net assets from operations	$(143,062)	$921,289

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(24.88)	$131.37

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(25.13)	$126.89

*	Weighted average number of Units outstanding for Series B for the Three Months Ended March 31, 2016 and March 31, 2015: 5,750.12 and 7,013.14, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2016	2015
Increase (decrease) in net assets from operations
Net investment loss	$(165,863)	$(221,007)
Net realized gain (loss) on futures contracts	(6,831)	1,122,652
Net change in unrealized appreciation on futures contracts	29,632	19,644

Net increase (decrease) in net assets from operations	(143,062)	921,289
Capital Share transactions
Issuance of Units	69,528	92,268
Redemption of Units	(300,104)	(1,033,080)

Net decrease in net assets from capital share transactions	(230,576)	(940,812)

Net decrease in net assets	(373,638)	(19,523)
Net assets, beginning of period	8,073,231	10,701,075

Net assets, end of period	$7,699,593	$10,681,552

Units, beginning of period	5,799.188	7,316.097
Issuance of Units	49.431	60.216
Redemption of Units	(216.123)	(656.535)

Units, end of period	5,632.496	6,719.778

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(143,062)	$921,289
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	49,880	216,759
Decrease (increase) in futures contracts purchased	(261,582)	(171,751)
Decrease (increase) in futures contracts sold	231,950	152,107
Increase (decrease) in management fees payable	(538)	62
Increase (decrease) in fees payable	228	305

Net cash provided by (used in) operating activities	(123,124)	1,118,771

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	69,528	92,268
Redemptions, net of change in redemptions payable	(273,874)	(973,001)

Net cash used in financing activities	(204,346)	(880,733)

Net increase (decrease) in cash	(327,470)	238,038
Cash, beginning of period	4,206,831	5,485,257

Cash, end of period	$3,879,361	$5,723,295

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

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

2.	Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of March 31, 2016, Series A had on deposit $1,333,494 at ADM Investor Services, Inc. and $1,183,072 at Merrill Lynch, Pierce, Fenner & Smith. As of March 31, 2016, Series B had on deposit $1,895,330 at ADM Investor Services, Inc. and $1,927,356 at Merrill Lynch, Pierce, Fenner & Smith.

Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC Topic 740, Income Taxes (“ASC 740”), to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2013 through 2015 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

Recently Adopted and/or Issued Accounting Pronouncements

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at March 31, 2016 or December 31, 2015 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2016 and December 31, 2015:

Superfund Green, L.P.

	Balance March 31, 2016	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$344,519	$344,519	$—	$—
Futures contracts purchased	790,679	790,679	—	—

Total Assets Measured at Fair Value	$1,135,198	$1,135,198	$—	$—

LIABILITIES
Futures contracts sold	$650,141	$650,141	$—	$—
Futures contracts purchased	282,438	282,438	—	—

Total Liabilities Measured at Fair Value	$932,579	$932,579	$—	$—

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$763,283	$763,283	$—	$—
Futures contracts purchased	492,943	492,943	—	—

Total Assets Measured at Fair Value	$1,256,226	$1,256,226	$—	$—

LIABILITIES
Futures contracts sold	$676,201	$676,201	$—	$—
Futures contracts purchased	409,599	409,599	—	—

Total Liabilities Measured at Fair Value	$1,085,800	$1,085,800	$—	$—

Superfund Green, L.P. – Series A

	Balance March 31, 2016	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$131,238	$131,238	$—	$—
Futures contracts purchased	306,031	306,031	—	—

Total Assets Measured at Fair Value	$437,269	$437,269	$—	$—

LIABILITIES
Futures contracts sold	$265,281	$265,281	$—	$—
Futures contracts purchased	108,500	108,500	—	—

Total Liabilities Measured at Fair Value	$373,781	$373,781	$—	$—

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$297,768	$297,768	$—	$—
Futures contracts purchased	200,964	200,964	—	—

Total Assets Measured at Fair Value	$498,732	$498,732	$—	$—

LIABILITIES
Futures contracts sold	$271,057	$271,057	$—	$—
Futures contracts purchased	166,748	166,748	—	—

Total Liabilities Measured at Fair Value	$437,805	$437,805	$—	$—

Superfund Green, L.P. – Series B

	Balance March 31, 2016	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$213,281	$213,281	$—	$—
Futures contracts purchased	484,648	484,648	—	—

Total Assets Measured at Fair Value	$697,929	$697,929	$—	$—

LIABILITIES
Futures contracts sold	$384,860	$384,860	$—	$—
Futures contracts purchased	173,938	173,938	—	—

Total Liabilities Measured at Fair Value	$558,798	$558,798	$—	$—

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$465,515	$465,515	$—	$—
Futures contracts purchased	291,979	291,979	—	—

Total Assets Measured at Fair Value	$757,494	$757,494	$—	$—

LIABILITIES
Futures contracts sold	$405,144	$405,144	$—	$—
Futures contracts purchased	242,851	242,851	—	—

Total Liabilities Measured at Fair Value	$647,995	$647,995	$—	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2016	Liability Derivatives at March 31, 2016	Net
Futures contracts	Futures contracts purchased	$790,679	$(282,438)	$508,241
Futures contracts	Futures contracts sold	344,519	(650,141)	(305,622)

Totals		$1,135,198	$(932,579)	$202,619

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$492,943	$(409,599)	$83,344
Futures contracts	Futures contracts sold	763,283	(676,201)	87,082

Totals		$1,256,226	$(1,085,800)	$170,426

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(67,191)	$—	$—	$(67,191)
Merrill Lynch	269,810	—	—	269,810

Totals	$202,619	$—	$—	$202,619

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(100,889)	$—	$—	$(100,889)
Merrill Lynch	271,315	—	—	271,315

Totals	$170,426	$—	$—	$170,426

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$19,547	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(127,535)	32,194

Total		$(107,988)	$32,194

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$48,083	$—
Futures contracts	Net realized/unrealized gain on futures and forward contracts	1,661,564	26,276

Total		$1,709,647	$26,276

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$131,039	0.9	$—	—	$82,048	0.5	$(191,932)	(1.3)	$21,155
Financial	124,790	0.8	(54,027)	(0.4)	94,242	0.6	(78,370)	(0.5)	86,635
Food & Fiber	393,529	2.6	(2,034)	(0.0)*	12,818	0.1	(237,433)	(1.6)	166,880
Indices	99,754	0.7	(28,834)	(0.2)	91,886	0.6	(68,723)	(0.5)	94,083
Metals	41,567	0.3	(136,724)	(0.9)	12,494	0.1	(59,583)	(0.4)	(142,246)
Livestock	—	—	(45,120)	(0.3)	20,350	0.1	(1,010)	(0.0)*	(25,780)
Energy	—	—	(15,699)	(0.1)	30,681	0.2	(13,090)	(0.1)	1,892

Totals	$790,679	5.3	$(282,438)	(1.9)	$344,519	2.2	$(650,141)	(4.4)	$202,619

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$25,804	0.2	$(73,662)	(0.5)	$95,399	0.6		$(146,664)	(0.9)	$(99,123)
Financial	78,150	0.5	(3,785)	(0.0)*	4,821	0.0	*	(39,609)	(0.2)	39,577
Food & Fiber	64,490	0.4	(176,698)	(1.1)	182,433	1.1		(40,083)	(0.3)	30,142
Indices	211,901	1.3	(113,401)	(0.7)	199,752	1.3		(121,726)	(0.8)	176,526
Metals	51,982	0.3	(30,003)	(0.2)	47,150	0.3		(158,223)	(1.0)	(89,094)
Livestock	17,990	0.1	—	—	—	—		(20,560)	(0.1)	(2,570)
Energy	42,626	0.3	(12,050)	(0.1)	233,728	1.5		(149,336)	(0.9)	114,968

Totals	$492,943	3.1	$(409,599)	(2.6)	$763,283	4.8		$(676,201)	(4.2)	$170,426

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended March 31, 2016:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	99	249
Financial	412	572
Food & Fiber	384	382
Indices	415	589
Metals	152	211
Energy	68	327
Livestock	61	29

Total	1,591	2,359

*	Based on quarterly holdings

Superfund Green, L.P. average* monthly contract volume by market sector as of quarter ended March 31, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	17	120
Financial	1,802	14
Food & Fiber	305	295
Indices	822	174
Metals	285	159
Energy	94	89
Livestock	143	4

Total	3,468	855

*	Based on quarterly holdings

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$19,547	$—	19,547
Currency	(199,152)	120,278	(78,874)
Financial	(94,311)	47,059	(47,252)
Food & Fiber	(87,208)	136,738	49,530
Indices	229,658	(82,443)	147,215
Metals	(360,451)	(53,152)	(413,603)
Livestock	(14,960)	(23,210)	(38,170)
Energy	398,889	(113,076)	285,813

Total net trading gains (losses) in Statement of Operations	$(107,988)	$32,194	$(75,794)

	For the Three Months Ended March 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$48,083	$—	48,083
Currency	561,266	(187,682)	373,584
Financial	1,197,840	(90,451)	1,107,389
Food & Fiber	(27,254)	73,785	46,531
Indices	618,348	134,367	752,715
Metals	18,927	(154,338)	(135,411)
Livestock	(659,720)	290,690	(369,030)
Energy	(47,843)	(40,095)	(87,938)

Total net trading gains in Statement of Operations	$1,709,647	$26,276	$1,735,923

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2016	Liability Derivatives at March 31, 2016	Net
Futures contracts	Futures contracts purchased	$306,031	$(108,500)	$197,531
Futures contracts	Futures contracts sold	131,238	(265,281)	(134,043)

Totals		$437,269	$(373,781)	$63,488

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$200,964	$(166,748)	$34,216
Futures contracts	Futures contracts sold	297,768	(271,057)	26,711

Totals		$498,732	$(437,805)	$60,927

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(33,701)	$—	$—	$(33,701)
Merrill Lynch	97,189	—	—	97,189

Totals	$63,488	$—	$—	$63,488

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(51,324)	$—	$—	$(51,324)
Merrill Lynch	112,251	—	—	112,251

Totals	$60,927	$—	$—	$60,927

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$7,696	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(108,853)	2,562

Total		$(101,157)	$2,562

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$17,431	$—
Futures contracts	Net realized/unrealized gain on futures and forward contracts	569,564	6,632

Total		$586,995	$6,632

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$50,457	0.7	$—	—	$32,160	0.4		$(76,513)	(1.0)	$6,104
Financial	46,752	0.6	(21,873)	(0.3)	37,614	0.5		(31,267)	(0.4)	31,226
Food & Fiber	155,236	2.1	(1,257)	(0.0)*	4,675	0.1		(94,023)	(1.3)	64,631
Indices	36,370	0.5	(10,493)	(0.1)	34,159	0.5		(28,991)	(0.4)	31,045
Metals	17,216	0.2	(51,129)	(0.7)	3,181	0.0	*	(28,612)	(0.4)	(59,344)
Livestock	—	—	(17,860)	(0.2)	8,180	0.1		(330)	(0.0)*	(10,010)
Energy	—	—	(5,888)	(0.1)	11,269	0.2		(5,545)	(0.1)	(164)

Totals	$306,031	4.1	$(108,500)	(1.4)	$131,238	1.8		$(265,281)	(3.6)	$63,488

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$10,300	0.1	$(30,119)	(0.4)	$37,040	0.5	$(59,172)	(0.8)	$(41,951)
Financial	31,941	0.4	(1,525)	(0.0)*	4,486	0.1	(15,994)	(0.2)	18,908
Food & Fiber	24,650	0.3	(71,684)	(0.9)	73,127	0.9	(18,694)	(0.2)	7,399
Indices	86,482	1.1	(46,035)	(0.6)	80,284	1.0	(46,578)	(0.6)	74,153
Metals	19,838	0.3	(12,445)	(0.2)	18,053	0.2	(62,758)	(0.8)	(37,312)
Livestock	8,080	0.1	—	—	—	—	(7,490)	(0.1)	590
Energy	19,673	0.3	(4,940)	(0.1)	84,778	1.1	(60,371)	(0.8)	39,140

Totals	$200,964	2.6	$(166,748)	(2.2)	$297,768	3.8	$(271,057)	(3.5)	$60,927

*	Due to rounding – amount is less than 0.05%

Series A average* monthly contract volume by market sector as of quarter ended March 31, 2016:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	38	96
Financial	157	227
Food & Fiber	151	150
Indices	162	232
Metals	59	84
Energy	28	129
Livestock	24	11

Total	619	929

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended March 31, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	8	40
Financial	668	6
Food & Fiber	113	110
Indices	302	65
Metals	103	57
Energy	33	33
Livestock	54	2

Total	1,281	313

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended March 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$7,696	$—	$7,696
Currency	(79,007)	48,055	(30,952)
Financial	(30,999)	12,319	(18,680)
Food & Fiber	(40,916)	57,232	16,316
Indices	54,742	(43,108)	11,634
Metals	(141,557)	(22,032)	(163,589)
Livestock	(2,490)	(10,600)	(13,090)
Energy	131,374	(39,304)	92,070

Total net trading gains (losses) in Statement of Operations	$(101,157)	$2,562	$(98,595)

	For the Three Months Ended March 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$17,431	$—	$17,431
Currency	211,238	(69,365)	141,873
Financial	446,604	(41,400)	405,204
Food & Fiber	(7,692)	22,363	14,671
Indices	192,250	58,446	250,696
Metals	6,092	(54,774)	(48,682)
Livestock	(251,940)	108,971	(142,969)
Energy	(26,988)	(17,609)	(44,597)

Total net trading gains in Statement of Operations	$586,995	$6,632	$593,627

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2016	Liability Derivatives at March 31, 2016	Net
Futures contracts	Futures contracts purchased	$484,648	$(173,938)	$310,710
Futures contracts	Futures contracts sold	213,281	(384,860)	(171,579)

Totals		$697,929	$(558,798)	$139,131

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$291,979	$(242,851)	$49,128
Futures contracts	Futures contracts sold	465,515	(405,144)	60,371

Totals		$757,494	$(647,995)	$109,499

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(33,490)	$—	$—	$(33,490)
Merrill Lynch	172,621	—	—	172,621

Totals	$139,131	$—	$—	$139,131

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(49,565)	$—	$—	$(49,565)
Merrill Lynch	159,064	—	—	159,064

Totals	$109,499	$—	$—	$109,499

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$11,851	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(18,682)	29,632

Total		$(6,831)	$29,632

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$30,652	$—
Futures contracts	Net realized/unrealized gain on futures and forward contracts	1,092,000	19,644

Total		$1,122,652	$19,644

Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$80,582	1.0	$—	—	$49,888	0.6	$(115,419)	(1.5)	$15,051
Financial	78,038	1.0	(32,154)	(0.4)	56,628	0.7	(47,103)	(0.6)	55,409
Food & Fiber	238,293	3.1	(777)	(0.0)*	8,143	0.1	(143,410)	(1.9)	102,249
Indices	63,384	0.8	(18,341)	(0.2)	57,727	0.7	(39,732)	(0.5)	63,038
Metals	24,351	0.3	(85,595)	(1.1)	9,313	0.1	(30,971)	(0.4)	(82,902)
Livestock	—	—	(27,260)	(0.4)	12,170	0.2	(680)	(0.0)*	(15,770)
Energy	—	—	(9,811)	(0.1)	19,412	0.3	(7,545)	(0.1)	2,056

Totals	$484,648	6.2	$(173,938)	(2.2)	$213,281	2.7	$(384,860)	(5.0)	$139,131

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$15,504	0.2	$(43,543)	(0.5)	$58,359	0.7		$(87,492)	(1.1)	$(57,172)
Financial	46,209	0.6	(2,260)	(0.0)*	335	0.0	*	(23,615)	(0.3)	20,669
Food & Fiber	39,840	0.5	(105,014)	(1.3)	109,306	1.4		(21,389)	(0.3)	22,743
Indices	125,419	1.6	(67,366)	(0.8)	119,468	1.5		(75,148)	(0.9)	102,373
Metals	32,144	0.4	(17,558)	(0.2)	29,097	0.4		(95,465)	(1.2)	(51,782)
Livestock	9,910	0.1	—	—	—	—		(13,070)	(0.2)	(3,160)
Energy	22,953	0.3	(7,110)	(0.1)	148,950	1.8		(88,965)	(1.1)	75,828

Totals	$291,979	3.7	$(242,851)	(2.9)	$465,515	5.8		$(405,144)	(5.1)	$109,499

*	Due to rounding – amount is less than 0.05%

Series B average* monthly contract volume by market sector as of quarter ended March 31, 2016:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	61	153
Financial	255	345
Food & Fiber	233	232
Indices	253	357
Metals	93	127
Energy	40	198
Livestock	37	18

Total	972	1,430

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector as of quarter ended March 31, 2015:

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	9	80
Financial	1,134	8
Food & Fiber	192	185
Indices	520	109
Metals	182	102
Energy	61	56
Livestock	89	2

Total	2,187	542

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended March 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$11,851	$—	$11,851
Currency	(120,145)	72,223	(47,922)
Financial	(63,312)	34,740	(28,572)
Food & Fiber	(46,292)	79,506	33,214
Indices	174,916	(39,335)	135,581
Metals	(218,894)	(31,120)	(250,014)
Livestock	(12,470)	(12,610)	(25,080)
Energy	267,515	(73,772)	193,743

Total net trading gains (losses) in Statement of Operations	$(6,831)	$29,632	$22,801

	For the Three Months Ended March 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$30,652	$—	$30,652
Currency	350,028	(118,317)	231,711
Financial	751,236	(49,051)	702,185
Food & Fiber	(19,562)	51,422	31,860
Indices	426,098	75,921	502,019
Metals	12,835	(99,564)	(86,729)
Livestock	(407,780)	181,719	(226,061)
Energy	(20,855)	(22,486)	(43,341)

Total net trading gains in Statement of Operations	$1,122,652	$19,644	$1,142,296

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2016 and December 31, 2015, there were no amounts due to brokers.

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

8.	Financial highlights

Financial highlights for the period January 1 through March 31 are as follows:

	2016		2015
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(3.2)%	(1.9)%	4.3%	8.9%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(3.2)%	(1.9)%	4.3%	8.9%

Ratios to average partners’ capital
Operating expenses before incentive fees	(1.9)%	(2.1)%	1.8%	2.0%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	(1.9)%	(2.1)%	1.8%	2.0%

Net investment loss	(1.9)%	(2.1)%	(1.8)%	(2.0)%

Net asset value per unit, beginning of period	$1,222.26	$1,392.13	$1,283.60	$1,462.68

Net investment loss	(22.98)	(29.02)	(23.82)	(31.44)
Net gain (loss) on investments	(15.65)	3.89	77.72	158.33

Total income (loss) from operations	(38.63)	(25.13)	53.90	126.89

Net asset value per unit, end of period	$1,183.63	$1,367.00	$1,337.50	$1,589.57

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$(38.31)	$(24.88)	$55.20	$131.37

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$(38.63)	$(25.13)	$53.90	$126.89

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,135,198 and $932,579, respectively, at March 31, 2016.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $437,269 and $373,781, respectively, at March 31, 2016.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $697,929 and $558,798, respectively, at March 31, 2016.

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

The majority of these futures mature within one year of March 31, 2016. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2016, redemptions totaled $556,990. For the quarter ended March 31, 2016, redemptions totaled $256,886 in Series A and $300,104 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016

Series A:

Net results for the quarter ended March 31, 2016, were a loss of 3.2% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $244,193. This decrease consisted of investment income of $541, trading losses of $98,595 and total expenses of $146,139. Expenses included $35,715 in management fees, $2,896 in operating expenses, $77,221 in selling commissions, $26,123 in brokerage commissions and $4,184 in other expenses. At March 31, 2016 and December 31, 2015, the net asset value per Unit of Series A was $1,183.63 and $1,222.26, respectively.

Series B:

Net results for the quarter ended March 31, 2016, were a loss of 1.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $143,062. This decrease consisted of investment income of $776, trading gains of $22,801 and total expenses of $166,639. Expenses included $37,429 in management fees, $3,035 in operating expenses, $80,927 in selling commissions, $40,522 in brokerage commissions and $4,726 in other expenses. At March 31, 2016 and December 31, 2015, the net asset value per Unit of Series B was $1,337.50 and $1,392.13 respectively.

Fund results for 1st Quarter 2016:

In March, the Fund’s managed futures strategy yielded negative results. The Fund’s allocation to the energy sector produced losses as the Fund’s short positions lost ground on rising oil prices in the month. The rise in oil prices also helped to rally the Hang Seng China Enterprises Index, generating a loss for the Fund’s short positions. The Fund’s long positions in bonds also produced negative results as a result of general rout in global bond prices. The Fund’s allocation to the agricultural market produced negative results, although its positions in London Commodity Exchange sugar helped to partially offset these losses by yielding positive returns. The Fund’s allocation to the currencies sector proved to be the sole positive performing sector for the month, with the Australian dollar trading at its highest level in recent weeks on better than expected economic data.

In February, the Fund’s managed futures strategy produced positive returns. The Fund’s allocation to the bonds market generated strong positive returns as bond prices advanced on fears of a global slowdown. The Fund’s positions in the energy sector also produced positive results, as the Fund’s long and short positions took advantage of volatile oil prices. The agricultural sector also produced positive returns for the Fund, as the Fund’s short positions in Chicago Board of Trade soybean meal benefitted from declining sales in the soybean market. The Fund’s positions in the currencies markets produced negative results as positions in the Japanese yen lost value as a result of stimulus measures imposed by the Bank of Japan.

In January, the Fund’s managed futures strategy yielded negative results. The Fund’s positions in indices generated losses, as global stock indices were negatively affected by a sell-off in China which spurred a stock market slump worldwide. The Fund’s allocation to the agricultural sector also produced negative returns, as the Fund’s long positions in cocoa suffered due to increased supplies, weaker demand and favorable weather for production. The Fund’s allocation to the bonds sector helped to partially offset these losses, producing positive returns as bond prices advanced.

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

Series B:

Net results for the quarter ended March 31, 2015, were a gain of 8.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $921,289. This increase consisted of investment loss of $45, trading gains of $1,142,296 and total expenses of $220,962. Expenses included $52,369 in management fees, $4,247 in operating expenses, $113,230 in selling commissions, $46,521 in brokerage commissions and $4,595 in other expenses. At March 31, 2015 and December 31, 2014, the net asset value per Unit of Series B was $1,589.57 and $1,462.68 respectively.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2016 and December 31, 2015.

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

RECENTLY ADOPTED AND/OR ISSUED ACCOUNTING PRONOUNCEMENTS

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no sales of unregistered securities during the quarter ended March 31, 2016.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2016:

Series A:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2016	98.210	1,209.00
February 28, 2016	90.953	1,224.01
March 31, 2016	22.696	1,183.63

	211.859

Series B:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2016	95.834	1,397.61
February 28, 2016	28.195	1,430.02
March 31, 2016	92.094	1,367.00

	216.123

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016	SUPERFUND GREEN, L.P.
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