Form 10-Q
period 2016-06-30
SUPERFUND GREEN, L.P.
filed 2016-08-05
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2016 and December 31, 2015

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Due from brokers	$4,044,057	$6,518,057
Unrealized gain on futures contracts purchased	817,161	492,943
Unrealized gain on futures contracts sold	125,870	763,283
Cash	9,102,957	9,619,391

Total assets	14,090,045	17,393,674

LIABILITIES
Unrealized loss on futures contracts purchased	91,978	409,599
Unrealized loss on futures contracts sold	401,367	676,201
Redemptions payable	259,682	331,265
Management fees payable	21,018	25,212
Fees payable	10,452	10,657

Total liabilities	784,497	1,452,934

NET ASSETS	$13,305,548	$15,940,740

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2016

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	(0.0	)**%	$(4,355)
Financial	2.2	*	296,733
Food & Fiber	0.9		118,825
Indices	0.6		73,292
Livestock	(0.1)		(11,630)
Metals	1.9	*	252,318

Total futures contracts purchased	5.5		725,183

Futures contracts sold
Currency	(0.3)		(46,394)
Energy	(0.2)		(32,358)
Financial	(0.3)		(35,918)
Food & Fiber	0.2		25,599
Indices	(0.5)		(62,995)
Livestock	0.0	**	6,420
Metals	(1.0	)*	(129,851)

Total futures contracts sold	(2.1)		(275,497)

Total futures contracts, at fair value	3.4%		$449,686

Futures contracts by country composition
Australia	0.1%		$10,814
Canada	0.3		40,056
European Monetary Union	0.0	**	277
Great Britain	0.3		41,085
Japan	0.3		36,899
United States	1.8		237,923
Other	0.6		84,632

Total futures contracts by country composition	3.4%		$449,686

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See	accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures Contracts Purchased
Currency	(0.3)%	$(47,858)
Energy	0.2	30,576
Financial	0.5	74,365
Food & Fiber	(0.7)	(112,208)
Indices	0.6	98,500
Livestock	0.1	17,990
Metals	0.1	21,979

Total futures contracts purchased	0.5	83,344

Futures Contracts Sold
Currency	(0.3)	(51,265)
Energy	0.5	84,392
Financial	(0.2)	(34,788)
Food & Fiber	0.9	142,350
Indices	0.5	78,026
Livestock	(0.1)	(20,560)
Metals	(0.7)	(111,073)

Total futures contracts sold	0.6	87,082

Total futures contracts, at fair value	1.1%	$170,426

Futures Contracts by Country Composition
Australia	0.1%	$15,095
Canada	0.3	47,097
European Monetary Union	0.1	18,363
Great Britain	(0.3)	(48,659)
Japan	0.6	88,051
United States	0.1	14,103
Other	0.2	36,376

Total futures contracts by country composition	1.1%	$170,426

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income
Interest income	$1,410	$341	$2,727	$775
Other income	—	—	—	—

Total investment income	1,410	341	2,727	775

Expenses
Selling commission	138,382	189,963	296,530	404,960
Brokerage commissions	70,641	66,761	137,286	136,419
Management fee	64,002	87,858	137,146	187,294
Operating expenses	5,189	7,123	11,120	15,187
Other	8,180	11,680	17,090	19,667

Total expenses	286,394	363,385	599,172	763,527

Net investment loss	$(284,984)	$(363,044)	$(596,445)	$(762,752)

Realized and unrealized gain (loss) on investments
Net change in realized gain (loss) on futures and forward contracts	$(1,182,093)	$(1,065,535)	$(1,290,081)	$644,112
Net change in unrealized appreciation (depreciation) on futures and forward contracts	247,066	(858,392)	279,260	(832,116)

Net loss on investments	$(935,027)	$(1,923,927)	$(1,010,821)	$(188,004)

Net decrease in net assets from operations	$(1,220,011)	$(2,286,971)	$(1,607,266)	$(950,756)

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2016	2015
Increase (decrease) in net assets from operations
Net investment loss	$(596,445)	$(762,752)
Net realized gain (loss) on futures and forward contracts	(1,290,081)	644,112
Net change in unrealized appreciation (depreciation) on futures and forward contracts	279,260	(832,116)

Net decrease in net assets from operations	(1,607,266)	(950,756)
Capital share transactions
Issuance of Units	242,356	324,057
Redemption of Units	(1,270,282)	(2,476,447)

Net decrease in net assets from capital share transactions	(1,027,926)	(2,152,390)

Net decrease in net assets	(2,635,192)	(3,103,146)
Net assets, beginning of period	15,940,740	20,602,511

Net assets, end of period	$13,305,548	$17,499,365

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net decrease in net assets from operations	$(1,607,266)	$(950,756)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	2,474,000	1,734,222
(Increase) decrease in futures contracts purchased	(641,839)	458,144
Increase in futures contracts sold	362,579	373,974
Decrease in management fees payable	(4,194)	(6,107)
Decrease in fees payable	(205)	(6,249)

Net cash provided by operating activities	583,075	1,603,228

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	242,356	324,057
Redemptions, net of change in redemptions payable	(1,341,865)	(3,314,449)

Net cash used in financing activities	(1,099,509)	(2,990,392)

Net increase (decrease) in cash	(516,434)	(1,387,164)
Cash, beginning of period	9,619,391	12,702,894

Cash, end of period	$9,102,957	$11,315,730

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2016 and December 31, 2015

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Due from brokers	$1,626,471	$2,645,491
Unrealized gain on futures contracts purchased	313,444	200,964
Unrealized gain on futures contracts sold	51,533	297,768
Cash	4,902,488	5,412,560

Total assets	6,893,936	8,556,783

LIABILITIES
Unrealized loss on futures contracts purchased	36,429	166,748
Unrealized loss on futures contracts sold	164,251	271,057
Redemptions payable	227,267	231,618
Management fees payable	10,345	12,549
Fees payable	6,198	7,302

Total liabilities	444,490	689,274

NET ASSETS	$6,449,446	$7,867,509

Number of Units outstanding	5,854.639	6,436.862

Net Asset Value per Unit	$1,101.60	$1,222.26

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2016

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	(0.0	)**%	$(2,660)
Financial	1.7	*	108,130
Food & Fiber	0.7		43,688
Indices	0.5		35,773
Livestock	(0.1)		(5,090)
Metals	1.4	*	97,174

Total futures contracts purchased	4.2		277,015

Futures contracts sold
Currency	(0.3)		(19,053)
Energy	(0.2)		(12,621)
Financial	(0.3)		(19,663)
Food & Fiber	0.2		10,849
Indices	(0.4)		(23,635)
Livestock	0.1		4,640
Metals	(0.8)		(53,235)

Total futures contracts sold	(1.7)		(112,718)

Total futures contracts, at fair value	2.5%		$164,297

Futures contracts by country composition
Australia	0.0	**%	$2,588
Canada	0.2		15,966
European Monetary Union	0.0	**	1,810
Great Britain	0.3		16,619
Japan	0.3		18,808
United States	1.3		80,777
Other	0.4		27,729

Total futures contracts by country composition	2.5%		$164,297

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.3)%	$(19,819)
Energy	0.2	14,733
Financial	0.4	30,416
Food & Fiber	(0.6)	(47,034)
Indices	0.5	40,447
Livestock	0.1	8,080
Metals	0.1	7,393

Total futures contracts purchased	0.4	34,216

Futures contracts sold
Currency	(0.2)	(22,132)
Energy	0.3	24,407
Financial	(0.1)	(11,508)
Food & Fiber	0.7	54,433
Indices	0.4	33,706
Livestock	(0.1)	(7,490)
Metals	(0.6)	(44,705)

Total futures contracts sold	0.4	26,711

Total futures contracts, at fair value	0.8%	$60,927

Futures Contracts by Country Composition
Australia	0.1%	$6,295
Canada	0.3	20,503
European Monetary Union	0.1	6,192
Great Britain	(0.2)	(17,131)
Japan	0.4	36,300
United States	(0.1)	(5,803)
Other	0.2	14,571

Total futures contracts by country composition	0.8%	$60,927

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income
Interest income	$618	$116	$1,159	$278
Other income	—	—	—	—

Total investment income	618	116	1,159	278

Expenses
Selling commission	68,618	92,177	145,839	193,944
Brokerage commissions	27,893	24,897	54,016	48,034
Management fee	31,736	42,632	67,451	89,699
Operating expenses	2,573	3,456	5,469	7,273
Other	3,835	4,767	8,019	7,842

Total expenses	134,655	167,929	280,794	346,792

Net investment loss	$(134,037)	$(167,813)	$(279,635)	$(346,514)

Realized and unrealized gain (loss) on investments
Net change in realized gain (loss) on futures and forward contracts	$(480,902)	$(405,641)	$(582,059)	$181,354
Net change in unrealized appreciation (depreciation) on futures and forward contracts	100,809	(299,527)	103,371	(292,895)

Net loss on investments	$(380,093)	$(705,168)	$(478,688)	$(111,541)

Net decrease in net assets from operations	$(514,130)	$(872,981)	$(758,323)	$(458,055)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(84.48)	$(125.44)	$(122.41)	$(62.62)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(82.03)	$(121.49)	$(120.66)	$(67.59)

*	Weighted average number of Units outstanding for Series A for the Three Months Ended June 30, 2016 and June 30, 2015: 6,085.69 and 6,959.45, respectively; and for the Six Months Ended June 30, 2016 and June 30, 2015: 6,195.17 and 7,314.38, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2016	2015
Increase (decrease) in net assets from operations
Net investment loss	$(279,635)	$(346,514)
Net realized gain (loss) on futures and forward contracts	(582,059)	181,354
Net change in unrealized appreciation (depreciation) on futures and forward contracts	103,371	(292,895)

Net decrease in net assets from operations	(758,323)	(458,055)
Capital share transactions
Issuance of Units	110,930	144,908
Redemption of Units	(770,670)	(1,051,806)

Net decrease in net assets from capital share transactions	(659,740)	(906,898)

Net decrease in net assets	(1,418,063)	(1,364,953)
Net assets, beginning of period	7,867,509	9,901,436

Net assets, end of period	$6,449,446	$8,536,483

Units, beginning of period	6,436.862	7,713.806
Issuance of Units	94.249	110.362
Redemption of Units	(676.472)	(804.095)

Units, end of period	5,854.639	7,020.073

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June,
	2016	2015
Cash flows from operating activities
Net decrease in net assets from operations	$(758,323)	$(458,055)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	1,019,020	750,376
(Increase) decrease in futures contracts purchased	(242,799)	152,826
Increase in futures contracts sold	139,429	140,070
Decrease in management fees payable	(2,204)	(2,822)
Decrease in fees payable	(1,104)	(2,589)

Net cash provided by operating activities	154,019	579,806

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	110,930	144,908
Redemptions, net of change in redemptions payable	(775,021)	(1,508,121)

Net cash used in financing activities	(664,091)	(1,363,213)

Net increase (decrease) in cash	(510,072)	(783,407)
Cash, beginning of period	5,412,560	7,217,637

Cash, end of period	$4,902,488	$6,434,230

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2016 and December 31, 2015

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Due from brokers	$2,417,586	$3,872,566
Unrealized gain on futures contracts purchased	503,717	291,979
Unrealized gain on futures contracts sold	74,337	465,515
Cash	4,200,469	4,206,831

Total assets	7,196,109	8,836,891

LIABILITIES
Unrealized loss on futures contracts purchased	55,549	242,851
Unrealized loss on futures contracts sold	237,116	405,144
Redemptions payable	32,415	99,647
Management fees payable	10,673	12,663
Fees payable	4,254	3,355

Total liabilities	340,007	763,660

NET ASSETS	$6,856,102	$8,073,231

Number of Units outstanding	5,522.343	5,799.188

Net Asset Value per Unit	$1,241.52	$1,392.13

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2016

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	(0.0	)**%	$(1,695)
Financial	2.8	*	188,603
Food & Fiber	1.1	*	75,137
Indices	0.5		37,519
Livestock	(0.1)		(6,540)
Metals
CMX Gold expiring August, 2016	1.3		87,990
Other	1.0	*	67,154

Total Metals	2.3		155,144

Total futures contracts purchased	6.6		448,168

Futures contracts sold
Currency	(0.4)		(27,341)
Energy	(0.3)		(19,737)
Financial	(0.2)		(16,255)
Food & Fiber	0.2		14,750
Indices	(0.6)		(39,360)
Livestock	0.0	**	1,780
Metals	(1.1	)*	(76,616)

Total futures contracts sold	(2.4)		(162,779)

Total futures contracts, at fair value	4.2%		$285,389

Futures contracts by country composition
Australia	0.1%		$8,226
Canada	0.4		24,090
European Monetary Union	(0.0	)**	(1,533)
Great Britain	0.3		24,466
Japan	0.3		18,091
United States	2.3		157,146
Other	0.8		54,903

Total futures contracts by country composition	4.2%		$285,389

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.3)%	$(28,039)
Energy	0.2	15,843
Financial	0.5	43,949
Food & Fiber	(0.8)	(65,174)
Indices	0.7	58,053
Livestock	0.1	9,910
Metals	0.2	14,586

Total futures contracts purchased	0.6	49,128

Futures contracts sold
Currency	(0.4)	(29,133)
Energy	0.8	59,985
Financial	(0.3)	(23,280)
Food & Fiber	1.1 *	87,917
Indices	0.5	44,320
Livestock	(0.1)	(13,070)
Metals	(0.8)	(66,368)

Total futures contracts sold	0.8	60,371

Total futures contracts, at fair value	1.4%	$109,499

Futures Contracts by Country Composition
Australia	0.1%	$8,800
Canada	0.3	26,594
European Monetary Union	0.2	12,171
Great Britain	(0.3)	(31,528)
Japan	0.6	51,751
United States	0.2	19,906
Other	0.3	21,805

Total futures contracts by country composition	1.4%	$109,499

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income
Interest income	$792	$225	$1,568	$497
Other income	—	—	—	—

Total investment income	792	225	1,568	497

Expenses
Selling commission	69,764	97,786	150,691	211,016
Brokerage commissions	42,748	41,864	83,270	88,385
Management fee	32,266	45,226	69,695	97,595
Operating expenses	2,616	3,667	5,651	7,914
Other	4,345	6,913	9,071	11,825

Total expenses	151,739	195,456	318,378	416,735

Net investment loss	$(150,947)	$(195,231)	$(316,810)	$(416,238)

Realized and unrealized gain (loss) on investments
Net change in realized gain (loss) on futures and forward contracts	$(701,191)	$(659,894)	$(708,022)	$462,758
Net change in unrealized appreciation (depreciation) on futures and forward contracts	146,257	(558,865)	175,889	(539,221)

Net loss on investments	$(554,934)	$(1,218,759)	$(532,133)	$(76,463)

Net decrease in net assets from operations	$(705,881)	$(1,413,990)	$(848,943)	$(492,701)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(126.09)	$(221.71)	$(150.44)	$(72.84)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(125.48)	$(214.39)	$(150.61)	$(87.50)

*	Weighted average number of Units outstanding for Series B for the Three Months Ended June 30, 2016 and June 30, 2015: 5,598.12 and 6,377.60, respectively; and for the Six Months Ended June 30, 2016 and June 30, 2015: 5,643.17 and 6,764.54, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2016	2015
Increase (decrease) in net assets from operations
Net investment loss	$(316,810)	$(416,238)
Net realized gain (loss) on futures and forward contracts	(708,022)	462,758
Net change in unrealized appreciation (depreciation) on futures and forward contracts	175,889	(539,221)

Net decrease in net assets from operations	(848,943)	(492,701)
Capital share transactions
Issuance of Units	131,426	179,149
Redemption of Units	(499,612)	(1,424,641)

Net decrease in net assets from capital share transactions	(368,186)	(1,245,492)

Net decrease in net assets	(1,217,129)	(1,738,193)
Net assets, beginning of period	8,073,231	10,701,075

Net assets, end of period	$6,856,102	$8,962,882

Units, beginning of period	5,799.188	7,316.097
Issuance of Units	97.598	116.464
Redemption of Units	(374.443)	(914.946)

Units, end of period	5,522.343	6,517.615

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June,
	2016	2015
Cash flows from operating activities
Net decrease in net assets from operations	$(848,943)	$(492,701)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	1,454,980	983,846
(Increase) decrease in futures contracts purchased	(399,040)	305,318
Increase in futures contracts sold	223,150	233,904
Decrease in management fees payable	(1,990)	(3,285)
Decrease in fees payable	899	(3,660)

Net cash provided by operating activities	429,056	1,023,422

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	131,426	179,149
Redemptions, net of change in redemptions payable	(566,844)	(1,806,328)

Net cash used in financing activities	(435,418)	(1,627,179)

Net increase (decrease) in cash	(6,362)	(603,757)
Cash, beginning of period	4,206,831	5,485,257

Cash, end of period	$4,200,469	$4,881,500

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2016

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of June 30, 2016, the Fund had on deposit $1,022,406 at ADM Investor Services, Inc. and $3,021,651 at Merrill Lynch, Pierce, Fenner & Smith. As of June 30, 2016, Series A had on deposit $420,192 at ADM Investor Services, Inc. and $1,206,279 at Merrill Lynch, Pierce, Fenner & Smith. As of June 30, 2016, Series B had on deposit $602,214 at ADM Investor Services, Inc. and $1,815,372 at Merrill Lynch, Pierce, Fenner & Smith.

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

Recently Issued and/or Issued Accounting Pronouncements

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund may include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. There were no forward or spot foreign currency contracts held by the Fund at June 30, 2016 or December 31, 2015 or during the periods then ended.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at June 30, 2016 or December 31, 2015 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2016 and December 31, 2015:

Superfund Green, L.P.

	Balance June 30, 2016	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$125,870	$125,870	$—	$—
Futures contracts purchased	817,161	817,161	—	—

Total Assets Measured at Fair Value	$943,031	$943,031	$—	$—

LIABILITIES
Futures contracts sold	$401,367	$401,367	$—	$—
Futures contracts purchased	91,978	91,978	—	—

Total Liabilities Measured at Fair Value	$493,345	$493,345	$—	$—

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$763,283	$763,283	$—	$—
Futures contracts purchased	492,943	492,943	—	—

Total Assets Measured at Fair Value	$1,256,226	$1,256,226	$—	$—

LIABILITIES
Futures contracts sold	$676,201	$676,201	$—	$—
Futures contracts purchased	409,599	409,599	—	—

Total Liabilities Measured at Fair Value	$1,085,800	$1,085,800	$—	$—

Superfund Green, L.P. – Series A

	Balance June 30, 2016	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$51,533	$51,533	$—	$—
Futures contracts purchased	313,444	313,444	—	—

Total Assets Measured at Fair Value	$364,977	$364,977	$—	$—

LIABILITIES
Futures contracts sold	$164,251	$164,251	$—	$—
Futures contracts purchased	36,429	36,429	—	—

Total Liabilities Measured at Fair Value	$200,680	$200,680	$—	$—

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$297,768	$297,768	$—	$—
Futures contracts purchased	200,964	200,964	—	—

Total Assets Measured at Fair Value	$498,732	$498,732	$—	$—

LIABILITIES
Futures contracts sold	$271,057	$271,057	$—	$—
Futures contracts purchased	166,748	166,748	—	—

Total Liabilities Measured at Fair Value	$437,805	$437,805	$—	$—

Superfund Green, L.P. – Series B

	Balance June 30, 2016	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$74,337	$74,337	$—	$—
Futures contracts purchased	503,717	503,717	—	—

Total Assets Measured at Fair Value	$578,054	$578,054	$—	$—

LIABILITIES
Futures contracts sold	$237,116	$237,116	$—	$—
Futures contracts purchased	55,549	55,549	—	—

Total Liabilities Measured at Fair Value	$292,665	$292,665	$—	$—

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$465,515	$465,515	$—	$—
Futures contracts purchased	291,979	291,979	—	—

Total Assets Measured at Fair Value	$757,494	$757,494	$—	$—

LIABILITIES
Futures contracts sold	$405,144	$405,144	$—	$—
Futures contracts purchased	242,851	242,851	—	—

Total Liabilities Measured at Fair Value	$647,995	$647,995	$—	$—

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

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2016	Liability Derivatives at June 30, 2016	Net
Futures contracts	Futures contracts purchased	$817,161	$(91,978)	$725,183
Futures contracts	Futures contracts sold	125,870	(401,367)	(275,497)

Totals		$943,031	$(493,345)	$449,686

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$492,943	$(409,599)	$83,344
Futures contracts	Futures contracts sold	763,283	(676,201)	87,082

Totals		$1,256,226	$(1,085,800)	$170,426

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$101,559	$—	$—	$101,559
Merrill Lynch	348,127	—	—	348,127

Totals	$449,686	$—	$—	$449,686

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(100,889)	$—	$—	$(100,889)
Merrill Lynch	271,315	—	—	271,315

Totals	$170,426	$—	$—	$170,426

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(7,409)	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(1,174,684)	247,066

Total		$(1,182,093)	$247,066

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives In Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$12,138	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(1,302,219)	279,260

Total		$(1,290,081)	$279,260

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(3,310)	$—
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,062,225)	(858,392)

Total		$(1,065,535)	$(858,392)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$44,773	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	599,339	(832,116)

Total		$644,112	$(832,116)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2016 and December 31, 2015:

	As June 30, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$15,665	0.1	$(20,020)	(0.2)		$27,850	0.2		$(74,244)	(0.6)	$(50,749)
Financial	297,391	2.2	(658)	(0.0	)*	—	—		(35,918)	(0.3)	260,815
Food & Fiber	154,168	1.2	(35,343)	(0.3)		37,564	0.3		(11,965)	(0.1)	144,424
Indices	94,703	0.7	(21,411)	(0.2)		33,492	0.3		(96,487)	(0.7)	10,297
Metals	255,234	1.9	(2,916)	(0.0	)*	1,618	0.0	*	(131,469)	(1.0)	122,467
Livestock	—	—	(5,090)	(0.0	)*	15,791	0.1		(30,888)	(0.2)	(20,187)
Energy	—	—	(6,540)	(0.0	)*	9,555	0.1		(20,396)	(0.2)	(17,381)

Totals	$817,161	6.1	$(91,978)	(0.7)		$125,870	1.0		$(401,367)	(3.1)	$449,686

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$25,804	0.2	$(73,662)	(0.5)	$95,399	0.6		$(146,664)	(0.9)	$(99,123)
Financial	78,150	0.5	(3,785)	(0.0)*	4,821	0.0	*	(39,609)	(0.2)	39,577
Food & Fiber	64,490	0.4	(176,698)	(1.1)	182,433	1.1		(40,083)	(0.3)	30,142
Indices	211,901	1.3	(113,401)	(0.7)	199,752	1.3		(121,726)	(0.8)	176,526
Metals	51,982	0.3	(30,003)	(0.2)	47,150	0.3		(158,223)	(1.0)	(89,094)
Livestock	17,990	0.1	—	—	—	—		(20,560)	(0.1)	(2,570)
Energy	42,626	0.3	(12,050)	(0.1)	233,728	1.5		(149,336)	(0.9)	114,968

Totals	$492,943	3.1	$(409,599)	(2.6)	$763,283	4.8		$(676,201)	(4.2)	$170,426

*	Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the three months ended June 30, 2016, the monthly average futures contracts bought was 2,408 and the monthly average futures contracts sold was 1,865. For the six months ended June 30, 2016, the monthly average futures contracts bought was 2,000 and the monthly average futures contracts sold was 2,113. For the three months ended June 30, 2015, the monthly average futures contracts bought was 2,380 and the monthly average futures contracts sold was 1,808. For the six months ended June 30, 2015, the monthly average futures contracts bought was 2,924 and the monthly average futures contracts sold was 1,332.

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(7,409)	$—	$(7,409)
Currency	(283,350)	(71,904)	(355,254)
Financial	364,468	174,181	538,649
Food & Fiber	115,413	(22,457)	92,956
Indices	(392,201)	(83,786)	(475,987)
Metals	(321,885)	264,713	(57,172)
Livestock	(16,140)	20,570	4,430
Energy	(640,989)	(34,251)	(675,240)

Total net trading gains (losses) in Statement of Operations	$(1,182,093)	$247,066	$(935,027)

	For the Six Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$12,138	$—	$12,138
Currency	(482,502)	48,374	(434,128)
Financial	270,157	221,240	491,397
Food & Fiber	28,205	114,281	142,486
Indices	(162,543)	(166,229)	(328,772)
Metals	(682,336)	211,561	(470,775)
Livestock	(31,100)	(2,640)	(33,740)
Energy	(242,100)	(147,327)	(389,427)

Total net trading gains (losses) in Statement of Operations	$(1,290,081)	$279,260	$(1,010,821)

	For the Three Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(3,310)	$—	$(3,310)
Currency	(211,059)	153,541	(57,518)
Financial	(1,363,896)	(358,568)	(1,722,464)
Food & Fiber	(82,158)	(21,320)	(103,478)
Indices	683,693	(427,934)	255,759
Metals	(184,357)	7,067	(177,290)
Livestock	47,710	(165,120)	(117,410)
Energy	47,842	(46,060)	1,782

Total net trading losses in Statement of Operations	$(1,065,535)	$(858,394)	$(1,923,929)

	For the Six Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$44,773	$—	$44,773
Currency	350,207	(34,141)	316,066
Financial	(420,410)	(449,019)	(869,429)
Food & Fiber	(95,628)	52,464	(43,164)
Indices	1,082,803	(293,567)	789,236
Metals	275,082	(147,271)	127,811
Livestock	(612,010)	125,570	(486,440)
Energy	19,295	(86,155)	(66,860)

Total net trading gains (losses) in Statement of Operations	$644,112	$(832,119)	$(188,007)

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2016	Liability Derivatives at June 30, 2016	Net
Futures contracts	Futures contracts purchased	$313,444	$(36,429)	$277,015
Futures contracts	Futures contracts sold	51,533	(164,251)	(112,718)

Totals		$364,977	$(200,680)	$164,297

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$200,964	$(166,748)	$34,216
Futures contracts	Futures contracts sold	297,768	(271,057)	26,711

Totals		$498,732	$(437,805)	$60,927

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$32,701	$—	$—	$32,701
Merrill Lynch	131,596	—	—	131,596

Totals	$164,297	$—	$—	$164,297

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(51,324)	$—	$—	$(51,324)
Merrill Lynch	112,251	—	—	112,251

Totals	$60,927	$—	$—	$60,927

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(4,129)	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(476,773)	100,809

Total		$(480,902)	$100,809

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$3,567	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(585,626)	103,371

Total		$(582,059)	$103,371

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(1,620)	$—
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(404,021)	(299,527)

Total		$(405,641)	$(299,527)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$15,811	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	165,543	(292,895)

Total		$181,354	$(292,895)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
	Futures Contracts Purchased				Futures Contracts Sold
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$6,025	0.1	$(8,685)	(0.1)	$11,150	0.2		$(30,203)	(0.5)	$(21,713)
Financial	108,388	1.7	(258)	(0.0)*	—	—		(19,663)	(0.3)	88,467
Food & Fiber	58,891	0.9	(15,203)	(0.2)	15,185	0.2		(4,336)	(0.1)	54,537
Indices	41,881	0.6	(6,108)	(0.1)	11,935	0.2		(35,570)	(0.6)	12,138
Metals	98,259	1.5	(1,085)	(0.0)*	848	0.0	*	(54,083)	(0.8)	43,939
Livestock	—	—	(5,090)	(0.1)	4,640	0.1		—	—	(450)
Energy	—	—	—	—	7,775	0.1		(20,396)	(0.3)	(12,621)

Totals	$313,444	4.8	$(36,429)	(0.5)	$51,533	0.8		$(164,251)	(2.6)	$164,297

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$10,300	0.1	$(30,119)	(0.4)	$37,040	0.5	$(59,172)	(0.8)	$(41,951)
Financial	31,941	0.4	(1,525)	(0.0)*	4,486	0.1	(15,994)	(0.2)	18,908
Food & Fiber	24,650	0.3	(71,684)	(0.9)	73,127	0.9	(18,694)	(0.2)	7,399
Indices	86,482	1.1	(46,035)	(0.6)	80,284	1.0	(46,578)	(0.6)	74,153
Metals	19,838	0.3	(12,445)	(0.2)	18,053	0.2	(62,758)	(0.8)	(37,312)
Livestock	8,080	0.1	—	—	—	—	(7,490)	(0.1)	590
Energy	19,673	0.3	(4,940)	(0.1)	84,778	1.1	(60,371)	(0.8)	39,140

Totals	$200,964	2.6	$(166,748)	(2.2)	$297,768	3.8	$(271,057)	(3.5)	$60,927

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the three months ended June 30, 2016, the monthly average futures contracts bought was 949 and the monthly average futures contracts sold was 736. For the six months ended June 30, 2016, the monthly average futures contracts bought was 784 and the monthly average futures contracts sold was 833. For the three months ended June 30, 2015, the monthly average futures contracts bought was 885 and the monthly average futures contracts sold was 676. For the six months ended June 30, 2015, the monthly average futures contracts bought was 1,083 and the monthly average futures contracts sold was 495.

Series A trading results by market sector:

	For the Three Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(4,129)	$—	$(4,129)
Currency	(111,850)	(27,817)	(139,667)
Financial	142,722	57,242	199,964
Food & Fiber	39,332	(10,095)	29,237
Indices	(165,961)	(18,907)	(184,868)
Metals	(124,472)	103,283	(21,189)
Livestock	(7,490)	9,560	2,070
Energy	(249,054)	(12,457)	(261,511)

Total net trading gains (losses) in Statement of Operations	$(480,902)	$100,809	$(380,093)

	For the Six Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$3,567	$—	$3,567
Currency	(190,857)	20,238	(170,619)
Financial	111,723	69,561	181,284
Food & Fiber	(1,584)	47,137	45,553
Indices	(111,219)	(62,015)	(173,234)
Metals	(266,029)	81,251	(184,778)
Livestock	(9,980)	(1,040)	(11,020)
Energy	(117,680)	(51,761)	(169,441)

Total net trading gains (losses) in Statement of Operations	$(582,059)	$103,371	$(478,688)

	For the Three Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(1,620)	$—	$(1,620)
Currency	(75,710)	57,816	(17,894)
Financial	(513,586)	(123,449)	(637,035)
Food & Fiber	(28,145)	(6,294)	(34,439)
Indices	242,961	(150,167)	92,794
Metals	(68,398)	2,312	(66,086)
Livestock	20,010	(62,871)	(42,861)
Energy	18,847	(16,875)	1,972

Total net trading losses in Statement of Operations	$(405,641)	$(299,528)	$(705,169)

	For the Six Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$15,811	$—	$15,811
Currency	135,528	(11,549)	123,979
Financial	(321,336)	(164,849)	(486,185)
Food & Fiber	(22,053)	16,068	(5,985)
Indices	215,973	(91,721)	124,252
Metals	378,206	(52,462)	325,744
Livestock	(231,930)	46,100	(185,830)
Energy	11,155	(34,484)	(23,329)

Total net trading gains (losses) in Statement of Operations	$181,354	$(292,897)	$(111,543)

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2016	Liability Derivatives at June 30, 2016	Net
Futures contracts	Futures contracts purchased	$503,717	$(55,549)	$448,168
Futures contracts	Futures contracts sold	74,337	(237,116)	(162,779)

Totals		$578,054	$(292,665)	$285,389

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$291,979	$(242,851)	$49,128
Futures contracts	Futures contracts sold	465,515	(405,144)	60,371

Totals		$757,494	$(647,995)	$109,499

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$68,858	$—	$—	$68,858
Merrill Lynch	216,531	—	—	216,531

Totals	$285,389	$—	$—	$285,389

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(49,565)	$—	$—	$(49,565)
Merrill Lynch	159,064	—	—	159,064

Totals	$109,499	$—	$—	$109,499

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(3,280)	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(697,911)	146,257

Total		$(701,191)	$146,257

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$8,571	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(716,593)	175,889

Total		$(708,022)	$175,889

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(1,690)	$—
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(658,204)	(558,865)

Total		$(659,894)	$(558,865)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$28,962	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	433,796	(539,221)

Total		$462,758	$(539,221)

Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
	Futures Contracts Purchased				Futures Contracts Sold
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$9,640	0.1	$(11,335)	(0.2)	$16,700	0.2		$(44,041)	(0.6)	$(29,036)
Financial	189,003	2.8	(400)	(0.0)*	—	—		(16,255)	(0.2)	172,348
Food & Fiber	95,277	1.4	(20,140)	(0.3)	22,379	0.3		(7,629)	(0.1)	89,887
Indices	52,822	0.8	(15,303)	(0.2)	21,557	0.3		(60,917)	(0.9)	(1,841)
Metals	156,975	2.3	(1,831)	(0.0)*	770	0.0	*	(77,386)	(1.1)	78,528
Energy	—	—	—	—	11,151	0.2		(30,888)	(0.5)	(19,737)
Livestock	—	—	(6,540)	(0.1)	1,780	0.0	*	—	—	(4,760)

Totals	$503,717	7.4	$(55,549)	(0.8)	$74,337	1.0		$(237,116)	(3.4)	$285,389

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$15,504	0.2	$(43,543)	(0.5)	$58,359	0.7		$(87,492)	(1.1)	$(57,172)
Financial	46,209	0.6	(2,260)	(0.0)*	335	0.0	*	(23,615)	(0.3)	20,669
Food & Fiber	39,840	0.5	(105,014)	(1.3)	109,306	1.4		(21,389)	(0.3)	22,743
Indices	125,419	1.6	(67,366)	(0.8)	119,468	1.5		(75,148)	(0.9)	102,373
Metals	32,144	0.4	(17,558)	(0.2)	29,097	0.4		(95,465)	(1.2)	(51,782)
Livestock	9,910	0.1	—	—	—	—		(13,070)	(0.2)	(3,160)
Energy	22,953	0.3	(7,110)	(0.1)	148,950	1.8		(88,965)	(1.1)	75,828

Totals	$291,979	3.7	$(242,851)	(2.9)	$465,515	5.8		$(405,144)	(5.1)	$109,499

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the three months ended June 30, 2016, the monthly average futures contracts bought was 1,459 and the monthly average futures contracts sold was 1,129. For the six months ended June 30, 2016, the monthly average futures contracts bought was 1,216 and the monthly average futures contracts sold was 1,280. For the three months ended June 30, 2015, the monthly average futures contracts bought was 1,495 and the monthly average futures contracts sold was 1,132. For the six months ended June 30, 2015, the monthly average futures contracts bought was 1,841 and the monthly average futures contracts sold was 837.

Series B trading results by market sector:

	For the Three Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(3,280)	$—	$(3,280)
Currency	(171,500)	(44,087)	(215,587)
Financial	221,746	116,939	338,685
Food & Fiber	76,081	(12,362)	63,719
Indices	(226,240)	(64,879)	(291,119)
Metals	(197,413)	161,430	(35,983)
Livestock	(8,650)	11,010	2,360
Energy	(391,935)	(21,794)	(413,729)

Total net trading gains (losses) in Statement of Operations	$(701,191)	$146,257	$(554,934)

	For the Six Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$8,571	$—	$8,571
Currency	(291,645)	28,136	(263,509)
Financial	158,434	151,679	310,113
Food & Fiber	29,789	67,144	96,933
Indices	(51,324)	(104,214)	(155,538)
Metals	(416,307)	130,310	(285,997)
Livestock	(21,120)	(1,600)	(22,720)
Energy	(124,420)	(95,566)	(219,986)

Total net trading gains (losses) in Statement of Operations	$(708,022)	$175,889	$(532,133)

	For the Three Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(1,690)	$—	$(1,690)
Currency	(135,349)	95,725	(39,624)
Financial	(850,310)	(235,119)	(1,085,429)
Food & Fiber	(54,013)	(15,026)	(69,039)
Indices	440,732	(277,767)	162,965
Metals	(115,959)	4,755	(111,204)
Livestock	27,700	(102,249)	(74,549)
Energy	28,995	(29,185)	(190)

Total net trading losses in Statement of Operations	$(659,894)	$(558,866)	$(1,218,760)

	For the Six Months Ended June 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$28,962	$—	$28,962
Currency	214,679	(22,592)	192,087
Financial	(99,074)	(284,170)	(383,244)
Food & Fiber	(73,575)	36,396	(37,179)
Indices	866,830	(201,846)	664,984
Metals	(103,124)	(94,809)	(197,933)
Livestock	(380,080)	79,470	(300,610)
Energy	8,140	(51,671)	(43,531)

Total net trading gains (losses) in Statement of Operations	$462,758	$(539,222)	$(76,464)

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2016 and December 31, 2015, there were no amounts due to brokers.

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

8.	Financial highlights

Financial highlights for the period January 1 through June 30 are as follows:

	2016		2015
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(10.0)%	(11.0)%	(5.3)%	(5.9)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(10.0)%	(11.0)%	(5.3)%	(5.9)%

Ratios to average partners’ capital
Operating expenses before incentive fees	3.9%	4.2%	3.6%	4.0%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	3.9%	4.2%	3.6%	4.0%

Net investment loss	(3.9)%	(4.2)%	(3.6)%	(4.0)%

Net asset value per unit, beginning of period	$1,222.26	$1,392.13	$1,283.60	$1,462.68

	2016		2015
	Series A	Series B	Series A	Series B
Net investment loss	(45.11)	(56.19)	(47.24)	(61.12)
Net loss on investments	(75.55)	(94.42)	(20.35)	(26.38)

Net asset value per unit, end of period	$1,101.60	$1,241.52	$1,216.01	$1,375.18

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(122.41)	$(150.44)	$(62.62)	$(72.84)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(120.66)	$(150.61)	$(67.59)	$(87.50)

Financial highlights for the period April 1 through June 30 are as follows:

	2016		2015
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(7.1)%	(9.3)%	(9.2)%	(13.6)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(7.1)%	(9.3)%	(9.2)%	(13.6)%

Ratios to average partners’ capital
Operating expenses before incentive fees	2.0%	2.1%	1.8%	2.0%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	2.0%	2.1%	1.8%	2.0%

Net investment loss	(2.0)%	(2.1)%	(1.8)%	(2.0)%

Net asset value per unit, beginning of period	$1,183.63	$1,367.00	$1,337.50	$1,589.57
Net investment loss	(22.04)	(27.15)	(23.46)	(29.72)
Net loss on investments	(59.99)	(98.32)	(98.03)	(184.67)

Net asset value per unit, end of period	$1,101.60	$1,241.52	$1,216.01	$1,375.18

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(84.48)	$(126.09)	$(125.44)	$(221.71)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(82.03)	$(125.48)	$(121.49)	$(214.39)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $943,031 and $493,345, respectively, at June 30, 2016. For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,014,080 and $1,126,806, respectively, at June 30, 2015.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $364,977 and $200,680, respectively, at June 30, 2016. For Series A, gross unrealized gains and losses related to exchange-traded futures were $384,993 and $409,293, respectively, at June 30, 2015.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $578,054 and $292,665, respectively, at June 30, 2016. For Series B, gross unrealized gains and losses related to exchange-traded futures were $629,087 and $717,513, respectively, at June 30, 2015.

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

The majority of these futures mature within one year of June 30, 2016. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2016, redemptions totaled $1,270,282. For the quarter ended June 30, 2016, redemptions totaled $770,670 in Series A and $499,612 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016

Series A:

Net results for the quarter ended June 30, 2016, were a loss of 7.1% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $514,130. This decrease consisted of investment income of $618, trading losses of $380,093 and total expenses of $134,655. Expenses included $31,736 in management fees, $2,573 in operating expenses, $68,618 in selling commissions, $27,893 in brokerage commissions and $3,835 in other expenses. At June 30, 2016 and December 31, 2015, the net asset value per Unit of Series A was $1,101.60 and $1,222.26, respectively.

Series B:

Net results for the quarter ended June 30, 2016, were a loss of 9.3% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $705,881. This decrease consisted of investment income of $792, trading losses of $554,934 and total expenses of $151,739. Expenses included $32,266 in management fees, $2,616 in operating expenses, $69,764 in selling commissions, $42,748 in brokerage commissions and $4,345 in other expenses. At June 30, 2016 and December 31, 2015, the net asset value per Unit of Series B was $1,241.52 and $1,392.13 respectively.

Fund results for 2nd Quarter 2016:

In June, the Fund’s managed futures strategy produced positive returns, as the markets came to terms with the United Kingdom’s vote to withdraw from the European Union. In the midst of market volatility and heightened market skepticism, investors fled to safe haven assets. As a result, the Fund’s positions in bonds and metals markets produced gains for the Fund. In particular, the Fund’s positions in Euro-Bund, Euro-BOBL and Comex gold yielded significant positive returns for the Fund. The Fund’s allocation to grain and agricultural markets also yielded positive results. The Fund’s positions in stock indices and currencies lost ground, partially offsetting the Fund’s gains in other markets.

In May, the Fund’s managed futures strategy yielded negative returns. Prospects of a rise in rates by the U.S. Federal Reserve (the “Fed”) in the coming months, as well as reservations about the state of the global economy, weighed on performance of markets worldwide. The Fund’s allocation to metals produced the largest negative returns, with position in Comex gold and silver being the largest contributor. The Fund’s short positions in soybean meal also yielded losses as a result of adverse weather conditions in major growth markets. The Fund’s positive positions in bonds helped to offset some of the Fund’s negative performance, as the Fund took advantage of declining Treasury prices as well as increasing European bond prices resulting from weak economic data.

In April, the Fund’s managed futures strategy resulted in negative returns. The Fund’s allocation to the bond and metal markets yielded losses amidst changing global monetary policies and fluctuating oil prices. The Fund’s positions in the grains sector also produced negative results. In particular, the Fund’s short positions in soybean meal suffered, as soybean prices rose as a result of the weakening U.S. dollar and bullish Chinese export data. The Fund’s allocation to the metals market, particularly long positions in Comex gold and silver, produced positive returns for the month, as metals saw strong gains throughout April.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2016 and December 31, 2015.

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

(a) There were no sales of unregistered securities during the quarter ended June 30, 2016.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2016:

Series A:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2016	139.870	1,120.76
May 31, 2016	118.401	1,096.25
June 30, 2016	206.342	1,101.60

	464.613

Series B:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2016	94.552	1,262.60
May 31, 2016	37.768	1,224.78
June 30, 2016	26.000	1,241.52

	158.32

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2016		SUPERFUND GREEN, L.P.
(Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1