Form 10-Q
period 2016-09-30
SUPERFUND GREEN, L.P.
filed 2016-11-14
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. Series A and Superfund Green, L.P. Series B are included in Item 1:

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2016 and December 31, 2015

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Due from brokers	$6,388,582	$6,518,057
Unrealized appreciation on open forward contracts	31,250	—
Unrealized gain on futures contracts purchased	493,553	492,943
Unrealized gain on futures contracts sold	163,652	763,283
Cash	6,139,402	9,619,391

Total assets	13,216,439	17,393,674

LIABILITIES
Unrealized depreciation on open forward contracts	25,255	—
Unrealized loss on futures contracts purchased	182,924	409,599
Unrealized loss on futures contracts sold	370,264	676,201
Redemptions payable	460,364	331,265
Management fees payable	19,539	25,212
Fees payable	7,594	10,657

Total liabilities	1,065,940	1,452,934

NET ASSETS	$12,150,499	$15,940,740

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.3%	$31,250

Total unrealized appreciation on forward contracts	0.3	31,250

Unrealized depreciation on open forward contracts
Currency	(0.2)	(25,255)

Total unrealized depreciation on forward contracts	(0.2)	(25,255)

Total forward contracts, at fair value	0.1%	$5,995

Futures contracts purchased
Currency	0.5%	$59,940
Energy	0.1	14,196
Financial	1.0 *	123,763
Food & Fiber	(0.4)	(49,204)
Indices	0.8	99,483
Metals	0.5	62,451

Total futures contracts purchased	2.6	310,629

Futures contracts sold
Currency	(0.0)**	(2,226)
Energy	(0.3)	(38,085)
Financial	(0.2)	(29,692)
Food & Fiber	0.2	29,019
Indices	(0.0)**	(3,291)
Livestock	0.4	43,170
Metals	(1.7)*	(205,507)

Total futures contracts sold	(1.6)	(206,612)

Total futures contracts, at fair value	0.9%	$104,017

Futures and forward contracts by country composition
Australia	0.5%	$60,436
Canada	0.3	31,648
European Monetary Union	(0.0)**	(354)
Great Britain	(0.0)**	(3,088)
Japan	0.0 **	5,087
United States	0.5	60,136
Other	(0.4)	(43,853)

Total futures and forward contracts by country composition	0.9%	$110,012

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures Contracts Purchased
Currency	(0.3)%	$(47,858)
Energy	0.2	30,576
Financial	0.5	74,365
Food & Fiber	(0.7)	(112,208)
Indices	0.6	98,500
Livestock	0.1	17,990
Metals	0.1	21,979

Total futures contracts purchased	0.5	83,344

Futures Contracts Sold
Currency	(0.3)	(51,265)
Energy	0.5	84,392
Financial	(0.2)	(34,788)
Food & Fiber	0.9	142,350
Indices	0.5	78,026
Livestock	(0.1)	(20,560)
Metals	(0.7)	(111,073)

Total futures contracts sold	0.6	87,082

Total futures contracts, at fair value	1.1%	$170,426

Futures Contracts by Country Composition
Australia	0.1%	$15,095
Canada	0.3	47,097
European Monetary Union	0.1	18,363
Great Britain	(0.3)	(48,659)
Japan	0.6	88,051
United States	0.1	14,103
Other	0.2	36,376

Total futures contracts by country composition	1.1%	$170,426

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income
Interest income	$1,233	$340	$3,960	$1,115
Other income	—	—	—	—

Total investment income	1,233	340	3,960	1,115

Expenses
Selling commission	134,200	169,657	430,730	574,617
Brokerage commissions	47,937	66,393	185,223	202,812
Management fee	62,068	78,466	199,214	265,760
Operating expenses	5,032	6,362	16,152	21,549
Other	8,625	7,883	25,715	27,550

Total expenses	257,862	328,761	857,034	1,092,288

Net investment loss	$(256,629)	$(328,421)	$(853,074)	$(1,091,173)

Realized and change in unrealized gain (loss) on investments
Net change in realized gain (loss) on futures and forward contracts	$488,261	$(835,551)	$(801,820)	$(191,439)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(339,674)	140,109	$(60,414)	(692,007)

Net gain (loss) on investments	$148,587	$(695,442)	$(862,234)	$(883,446)

Net decrease in net assets from operations	$(108,042)	$(1,023,863)	$(1,715,308)	$(1,974,619)

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2016	2015
Decrease in net assets from operations

Net investment loss	$(853,074)	$(1,091,173)
Net realized loss on futures and forward contracts	(801,820)	(191,439)
Net change in unrealized depreciation on futures and forward contracts	(60,414)	(692,007)

Net decrease in net assets from operations	(1,715,308)	(1,974,619)

Capital share transactions
Issuance of Units	349,704	460,968
Redemption of Units	(2,424,637)	(3,161,814)

Net decrease in net assets from capital share transactions	(2,074,933)	(2,700,846)

Net decrease in net assets	(3,790,241)	(4,675,465)

Net assets, beginning of period	15,940,740	20,602,511

Net assets, end of period	$12,150,499	$15,927,046

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(1,715,308)	$(1,974,619)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	129,475	3,246,988
(Increase) decrease in futures contracts purchased	(227,285)	623,114
Decrease in unrealized appreciation on open forward contracts	(31,250)	—
Increase (decrease) in futures contracts sold	293,694	68,896
Increase in unrealized depreciation on open forward contracts	25,255
Decrease in management fees payable	(5,673)	(8,442)
Decrease in fees payable	(3,063)	(3,778)

Net cash provided by (used in) operating activities	(1,534,155)	1,952,159

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	349,704	460,968
Redemptions, net of change in redemptions payable	(2,295,538)	(3,935,082)

Net cash used in financing activities	(1,945,834)	(3,474,114)

Net increase (decrease) in cash	(3,479,989)	(1,521,955)

Cash, beginning of period	9,619,391	12,702,894

Cash, end of period	$6,139,402	$11,180,939

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2016 and December 31, 2015

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Due from brokers	$2,588,869	$2,645,491
Unrealized appreciation on open forward contracts	9,768	—
Unrealized gain on futures contracts purchased	185,190	200,964
Unrealized gain on futures contracts sold	60,596	297,768
Cash	3,600,460	5,412,560

Total assets	6,444,883	8,556,783

LIABILITIES
Unrealized depreciation on open forward contracts	6,970	—
Unrealized loss on futures contracts purchased	67,463	166,748
Unrealized loss on futures contracts sold	152,752	271,057
Redemptions payable	343,090	231,618
Management fees payable	9,610	12,549
Fees payable	5,502	7,302

Total liabilities	585,387	689,274

NET ASSETS	$5,859,496	$7,867,509

Number of Units outstanding	5,374.485	6,436.862
Net Asset Value per Unit	$1,090.24	$1,222.26

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.2%	$9,768

Total unrealized appreciation on forward contracts	0.2	9,768

Unrealized depreciation on open forward contracts
Currency	(0.1)	(6,970)

Total unrealized depreciation on forward contracts	(0.1)	(6,970)

Total forward contracts, at fair value	0.1%	$2,798

Futures contracts purchased
Currency	0.4%	$23,431
Energy	0.1	4,729
Financial	0.8	48,127
Food & Fiber	(0.3)	(17,444)
Indices	0.6	35,858
Metals	0.4	23,026

Total futures contracts purchased	2.0	117,727

Futures contracts sold
Currency	(0.0)**	(1,141)
Energy	(0.2)	(14,288)
Financial	(0.2)	(10,623)
Food & Fiber	0.1	4,334
Indices	(0.0)**	(832)
Livestock	0.1	15,350
Metals	(1.4)*	(84,956)

Total futures contracts sold	(1.6)	(92,156)

Total futures contracts, at fair value	0.4%	$25,571

Futures and forward contracts by country composition
Australia	0.4%	$23,523
Canada	0.2	14,398
European Monetary Union	(0.0)**	(2,284)
Great Britain	(0.0)**	(1,232)
Japan	(0.0)**	(577)
United States	0.2	9,044
Other	(0.2)	(14,503)

Total futures and forward contracts by country composition	0.6%	$28,369

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.3)%	$(19,819)
Energy	0.2	14,733
Financial	0.4	30,416
Food & Fiber	(0.6)	(47,034)
Indices	0.5	40,447
Livestock	0.1	8,080
Metals	0.1	7,393

Total futures contracts purchased	0.4	34,216

Futures contracts sold
Currency	(0.2)	(22,132)
Energy	0.3	24,407
Financial	(0.1)	(11,508)
Food & Fiber	0.7	54,433
Indices	0.4	33,706
Livestock	(0.1)	(7,490)
Metals	(0.6)	(44,705)

Total futures contracts sold	0.4	26,711

Total futures contracts, at fair value	0.8%	$60,927

Futures Contracts by Country Composition
Australia	0.1%	$6,295
Canada	0.3	20,503
European Monetary Union	0.1	6,192
Great Britain	(0.2)	(17,131)
Japan	0.4	36,300
United States	(0.1)	(5,803)
Other	0.2	14,571

Total futures contracts by country composition	0.8%	$60,927

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income
Interest income	$516	$101	$1,675	$379
Other income	—	—	—	—

Total investment income	516	101	1,675	379

Expenses
Selling commission	64,940	82,960	210,779	276,904
Brokerage commissions	18,229	25,570	72,245	73,604
Management fee	30,035	38,369	97,486	128,068
Operating expenses	2,435	3,111	7,904	10,384
Other	4,184	3,545	12,203	11,387

Total expenses	119,823	153,555	400,617	500,347

Net investment loss	$(119,307)	$(153,454)	$(398,942)	$(499,968)

Realized and change in unrealized gain (loss) on investments
Net change in realized gain (loss) on futures and forward contracts	$195,654	$(297,557)	$(386,405)	$(116,203)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(135,928)	34,114	(32,557)	(258,781)

Net gain (loss) on investments	$59,726	$(263,443)	$(418,962)	$(374,984)

Net decrease in net assets from operations	$(59,581)	$(416,897)	$(817,904)	$(874,952)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(10.50)	$(61.92)	$(136.35)	$(122.06)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(11.36)	$(59.92)	$(132.02)	$(127.51)

*	Weighted average number of Units outstanding for Series A for the three months ended September 30, 2016 and September 30, 2015: 5,673.76 and 6,732.97, respectively; and for the nine months ended September 30, 2016 and September 30, 2015: 5,998.73 and 7,168.34, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2016	2015
Decrease in net assets from operations
Net investment loss	$(398,942)	$(499,968)
Net realized loss on futures and forward contracts	(386,405)	(116,203)
Net change in unrealized depreciation on futures and forward contracts	(32,557)	(258,781)

Net decrease in net assets from operations	(817,904)	(874,952)

Capital share transactions
Issuance of Units	158,812	206,542
Redemption of Units	(1,348,921)	(1,345,454)

Net decrease in net assets from capital share transactions	(1,190,109)	(1,138,912)

Net decrease in net assets	(2,008,013)	(2,013,864)

Net assets, beginning of period	7,867,509	9,901,436

Net assets, end of period	$5,859,496	$7,887,572

Units, beginning of period	6,436.862	7,713.806
Issuance of Units	136.965	161.490
Redemption of Units	(1,199.342)	(1,052.668)

Units, end of period	5,374.485	6,822.628

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(817,904)	$(874,952)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	56,622	1,297,092
(Increase) decrease in futures contracts purchased	(83,511)	233,405
Decrease in unrealized appreciation on open forward contracts	(9,768)	—
Increase (decrease) in futures contracts sold	118,867	25,378
Increase in unrealized depreciation on open forward contracts	6,970	—
Decrease in management fees payable	(2,939)	(3,960)
Decrease in fees payable	(1,800)	(1,830)

Net cash provided by (used in) operating activities	(733,463)	675,133

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	158,812	206,542
Redemptions, net of change in redemptions payable	(1,237,449)	(1,887,536)

Net cash used in financing activities	(1,078,637)	(1,680,994)

Net increase (decrease) in cash	(1,812,100)	(1,005,861)

Cash, beginning of period	5,412,560	7,217,637

Cash, end of period	$3,600,460	$6,211,776

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2016 and December 31, 2015

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Due from brokers	$3,799,713	$3,872,566
Unrealized appreciation on open forward contracts	21,482	—
Unrealized gain on futures contracts purchased	308,363	291,979
Unrealized gain on futures contracts sold	103,056	465,515
Cash	2,538,942	4,206,831

Total assets	6,771,556	8,836,891

LIABILITIES
Unrealized depreciation on open forward contracts	18,285	—
Unrealized loss on futures contracts purchased	115,461	242,851
Unrealized loss on futures contracts sold	217,512	405,144
Redemptions payable	117,274	99,647
Management fees payable	9,929	12,663
Fees payable	2,092	3,355

Total liabilities	480,553	763,660

NET ASSETS	$6,291,003	$8,073,231

Number of Units outstanding	5,117.083	5,799.188
Net Asset Value per Unit	$1,229.41	$1,392.13

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.3%	$21,482

Total unrealized appreciation on forward contracts	0.3	21,482

Unrealized depreciation on open forward contracts
Currency	(0.3)	(18,285)

Total unrealized depreciation on forward contracts	(0.3)	(18,285)

Total forward contracts, at fair value	0.0 **%	$3,197

Futures contracts purchased
Currency	0.6%	$36,509
Energy	0.2	9,467
Financial	1.2 *	75,636
Food & Fiber	(0.5)	(31,760)
Indices	1.0 *	63,625
Metals	0.6	39,425

Total futures contracts purchased	3.1	192,902

Futures contracts sold
Currency	(0.0)**	(1,085)
Energy	(0.4)	(23,797)
Financial	(0.3)	(19,069)
Food & Fiber	0.4	24,685
Indices	(0.0)**	(2,459)
Livestock	0.4	27,820
Metals
LME Aluminium expiring December 2016	(1.4)	(89,650)
Other	(0.5)	(30,901)

Total Metals	(1.9)	(120,551)

Total futures contracts sold	(1.8)	(114,456)

Total futures contracts, at fair value	1.2%	$78,446

Futures and forward contracts by country composition
Australia	0.6%	$36,913
Canada	0.3	17,250
European Monetary Union	0.0 **	1,930
Great Britain	(0.0)**	(1,856)
Japan	0.1	5,664
United States	0.8	51,092
Other	(0.3)	(29,350)

Total futures and forward contracts by country composition	1.4%	$81,643

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2015

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.3)%	$(28,039)
Energy	0.2	15,843
Financial	0.5	43,949
Food & Fiber	(0.8)	(65,174)
Indices	0.7	58,053
Livestock	0.1	9,910
Metals	0.2	14,586

Total futures contracts purchased	0.6	49,128

Futures contracts sold
Currency	(0.4)	(29,133)
Energy	0.8	59,985
Financial	(0.3)	(23,280)
Food & Fiber	1.1 *	87,917
Indices	0.5	44,320
Livestock	(0.1)	(13,070)
Metals	(0.8)	(66,368)

Total futures contracts sold	0.8	60,371

Total futures contracts, at fair value	1.4%	$109,499

Futures Contracts by Country Composition
Australia	0.1%	$8,800
Canada	0.3	26,594
European Monetary Union	0.2	12,171
Great Britain	(0.3)	(31,528)
Japan	0.6	51,751
United States	0.2	19,906
Other	0.3	21,805

Total futures contracts by country composition	1.4%	$109,499

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income
Interest income	$717	$239	$2,285	$736
Other income	—	—	—	—

Total investment income	717	239	2,285	736

Expenses
Selling commission	69,260	86,697	219,951	297,713
Brokerage commissions	29,708	40,823	112,978	129,208
Management fee	32,033	40,097	101,728	137,692
Operating expenses	2,597	3,251	8,248	11,165
Other	4,441	4,338	13,512	16,163

Total expenses	138,039	175,206	456,417	591,941

Net investment loss	$(137,322)	$(174,967)	$(454,132)	$(591,205)

Realized and change in unrealized gain (loss) on investments
Net changed in realized gain (loss) on futures and forward contracts	$292,607	$(537,994)	$(415,415)	$(75,236)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(203,746)	105,995	(27,857)	(433,226)

Net gain (loss) on investments	$88,861	$(431,999)	$(443,272)	$(508,462)

Net decrease in net assets from operations	$(48,461)	$(606,966)	$(897,404)	$(1,099,667)

Net decrease in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(9.11)	$(97.38)	$(162.81)	$(165.82)

Net decrease in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(12.11)	$(94.77)	$(162.72)	$(182.27)

*	Weighted average number of Units outstanding for Series B for the three months ended September 30, 2016 and September 30, 2015: 5,316.77 and 6,233.22, respectively; and for the nine months ended September 30, 2016 and September 30, 2015: 5,511.87 and 6,631.60, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2016	2015
Decrease in net assets from operations

Net investment loss	$(454,132)	$(591,205)
Net realized loss on futures and forward contracts	(415,415)	(75,236)
Net change in unrealized depreciation on futures and forward contracts	(27,857)	(433,226)

Net decrease in net assets from operations	(897,404)	(1,099,667)

Capital share transactions
Issuance of Units	190,892	254,426
Redemption of Units	(1,075,716)	(1,816,360)

Net decrease in net assets from capital share transactions	(884,824)	(1,561,934)

Net decrease in net assets	(1,782,228)	(2,661,601)
Net assets, beginning of period	8,073,231	10,701,075

Net assets, end of period	$6,291,003	$8,039,474

Units, beginning of period	5,799.188	7,316.097
Issuance of Units	144.137	171.606
Redemption of Units	(826.242)	(1,208.864)

Units, end of period	5,117.083	6,278.839

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(897,404)	$(1,099,667)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	72,853	1,949,896
(Increase) decrease in futures contracts purchased	(143,774)	389,709
Decrease in unrealized appreciation on open forward contracts	(21,482)	—
Increase (decrease) in futures contracts sold	174,827	43,518
Increase in unrealized depreciation on open forward contracts	18,285	—
Decrease in management fees payable	(2,734)	(4,482)
Decrease in fees payable	(1,263)	(1,948)

Net cash provided by (used in) operating activities	(800,692)	1,277,026

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	190,892	254,426
Redemptions, net of change in redemptions payable	(1,058,089)	(2,047,546)

Net cash used in financing activities	(867,197)	(1,793,120)

Net increase (decrease) in cash	(1,667,889)	(516,094)

Cash, beginning of period	4,206,831	5,485,257

Cash, end of period	$2,538,942	$4,969,163

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of September 30, 2016, the Fund had on deposit $2,205,239 at ADM Investor Services, Inc. and $4,183,343 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2016, Series A had on deposit $919,418 at ADM Investor Services, Inc. and $1,669,451 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2016, Series B had on deposit $1,285,821 at ADM Investor Services, Inc. and $2,513,892 at Merrill Lynch, Pierce, Fenner & Smith Inc.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund may include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward positions are typically classified within Level 2 of the fair value hierarchy.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at September 30, 2016 or December 31, 2015 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2016 and December 31, 2015:

Superfund Green, L.P.

	Balance September 30, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$31,250	$—	$31,250	$—
Futures contracts sold	163,652	163,652	—
Futures contracts purchased	493,553	493,553	—	—

Total Assets Measured at Fair Value	$688,455	$657,205	$31,250	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$25,255	$—	$25,255	$—
Futures contracts sold	370,264	370,264	—
Futures contracts purchased	182,924	182,924	—	—

Total Liabilities Measured at Fair Value	$578,443	$553,188	$25,255	$—

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$763,283	$763,283	$—	$—
Futures contracts purchased	492,943	492,943	—	—

Total Assets Measured at Fair Value	$1,256,226	$1,256,226	$—	$—

LIABILITIES
Futures contracts sold	$676,201	$676,201	$—	$—
Futures contracts purchased	409,599	409,599	—	—

Total Liabilities Measured at Fair Value	$1,085,800	$1,085,800	$—	$—

Superfund Green, L.P. – Series A

	Balance September 30, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$9,768	$—	$9,768	$—
Futures contracts sold	60,596	60,596	—
Futures contracts purchased	185,190	185,190	—	—

Total Assets Measured at Fair Value	$255,554	$245,786	$9,768	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$6,970	$—	$6,970	$—
Futures contracts sold	152,752	152,752	—
Futures contracts purchased	67,463	67,463	—	—

Total Liabilities Measured at Fair Value	$227,185	$220,215	$6,970	$—

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$297,768	$297,768	$—	$—
Futures contracts purchased	200,964	200,964	—	—

Total Assets Measured at Fair Value	$498,732	$498,732	$—	$—

LIABILITIES
Futures contracts sold	$271,057	$271,057	$—	$—
Futures contracts purchased	166,748	166,748	—	—

Total Liabilities Measured at Fair Value	$437,805	$437,805	$—	$—

Superfund Green, L.P. – Series B

	Balance September 30, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$21,482	$—	$21,482	$—
Futures contracts sold	103,056	103,056	—
Futures contracts purchased	308,363	308,363	—	—

Total Assets Measured at Fair Value	$432,901	$411,419	$21,482	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$18,285	$—	$18,285	$—
Futures contracts sold	217,512	217,512	—
Futures contracts purchased	115,461	115,461	—	—

Total Liabilities Measured at Fair Value	$351,258	$332,973	$18,285	$—

	Balance December 31, 2015	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$465,515	$465,515	$—	$—
Futures contracts purchased	291,979	291,979	—	—

Total Assets Measured at Fair Value	$757,494	$757,494	$—	$—

LIABILITIES
Futures contracts sold	$405,144	$405,144	$—	$—
Futures contracts purchased	242,851	242,851	—	—

Total Liabilities Measured at Fair Value	$647,995	$647,995	$—	$—

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

The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock, and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the statements of assets and liabilities as unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold. Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and unrealized gain (loss) on investments in the statements of operations.

Superfund Capital Management believes futures and forward trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2016	Liability Derivatives at September 30, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$31,250	$—	$31,250
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(25,255)	(25,255)
Futures contracts	Futures contracts purchased	493,553	(182,924)	310,629
Futures contracts	Futures contracts sold	163,652	(370,264)	(206,612)

Totals		$688,455	$(578,443)	$110,012

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$492,943	$(409,599)	$83,344
Futures contracts	Futures contracts sold	763,283	(676,201)	87,082

Totals		$1,256,226	$(1,085,800)	$170,426

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$122,468	$—	$—	$122,468
Merrill Lynch	(12,456)	—	—	(12,456)

Totals	$110,012	$—	$—	$110,012

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(100,889)	$—	$—	$(100,889)
Merrill Lynch	271,315	—	—	271,315

Totals	$170,426	$—	$—	$170,426

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(13,194)	$5,995
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	501,455	(345,669)

Total		$488,261	$(339,674)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(1,056)	$5,995
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(800,764)	(66,409)

Total		$(801,820)	$(60,414)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(11,841)	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(823,710)	140,109

Total		$(835,551)	$140,109

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$32,932	$—
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(224,371)	(692,007)

Total		$(191,439)	$(692,007)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$27,688	0.2		$(13,962)	(0.1)	$3,562	0.0	*	$(11,293)	(0.1)	$5,995
Currency	63,871	0.5		(3,931)	(0.0)*	14,778	0.1		(17,004)	(0.1)	57,714
Financial	140,680	1.0		(16,917)	(0.1)	—	—		(29,692)	(0.2)	94,071
Food & Fiber	26,811	0.2		(76,015)	(0.6)	55,738	0.5		(26,719)	(0.2)	(20,185)
Indices	162,867	1.3		(63,384)	(0.5)	35,612	0.3		(38,903)	(0.3)	96,192
Metals	85,128	0.7		(22,677)	(0.2)	4,806	0.0	*	(210,313)	(1.7)	(143,056)
Energy	9,467	0.1		—	—	22,510	0.2		(30,957)	(0.3)	1,020
Livestock	4,729	0.0	*	—	—	30,210	0.2		(16,678)	(0.1)	18,261

Totals	$521,241	4.0		$(196,886)	(1.5)	$167,216	1.3		$(381,559)	(3.0)	$110,012

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$25,804	0.2	$(73,662)	(0.5)	$95,399	0.6		$(146,664)	(0.9)	$(99,123)
Financial	78,150	0.5	(3,785)	(0.0)*	4,821	0.0	*	(39,609)	(0.2)	39,577
Food & Fiber	64,490	0.4	(176,698)	(1.1)	182,433	1.1		(40,083)	(0.3)	30,142
Indices	211,901	1.3	(113,401)	(0.7)	199,752	1.3		(121,726)	(0.8)	176,526
Metals	51,982	0.3	(30,003)	(0.2)	47,150	0.3		(158,223)	(1.0)	(89,094)
Livestock	17,990	0.1	—	—	—	—		(20,560)	(0.1)	(2,570)
Energy	42,626	0.3	(12,050)	(0.1)	233,728	1.5		(149,336)	(0.9)	114,968

Totals	$492,943	3.1	$(409,599)	(2.6)	$763,283	4.8		$(676,201)	(4.2)	$170,426

*	Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the three months ended September 30, 2016, the monthly average futures and forward contracts bought was 1,865 and the monthly average futures and forward contracts sold was 1,025. For the nine months ended September 30, 2016, the monthly average futures and forward contracts bought was 1,954 and the monthly average futures and forward contracts sold was 2,083. For the three months ended September 30, 2015, the monthly average futures contracts bought was 1,969 and the monthly average futures contracts sold was 2,106. For the nine months ended September 30, 2015, the monthly average futures contracts bought was 2,607 and the monthly average futures contracts sold was 1,589.

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(13,194)	$5,995	$(7,199)
Currency	(137,156)	108,463	(28,693)
Financial	270,122	(166,743)	103,379
Food & Fiber	91,936	(164,610)	(72,674)
Indices	215,396	85,895	301,291
Metals	188,585	(265,523)	(76,938)
Livestock	14,290	48,380	62,670
Energy	(141,718)	8,469	(133,249)

Total net trading gains (losses) in Statement of Operations	$488,261	$(339,674)	$148,587

	For the Nine Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(1,056)	$5,995	$4,939
Currency	(619,658)	156,837	(462,821)
Financial	540,279	54,497	594,776
Food & Fiber	120,141	(50,329)	69,812
Indices	52,853	(80,334)	(27,481)
Metals	(493,751)	(53,962)	(547,713)
Livestock	(16,810)	45,740	28,930
Energy	(383,818)	(138,858)	(522,676)

Total net trading losses in Statement of Operations	$(801,820)	$(60,414)	$(862,234)

	For the Three Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(11,841)	$—	$(11,841)
Currency	98,969	(89,406)	9,563
Financial	106,471	12,993	119,464
Food & Fiber	(156,185)	(58,007)	(214,192)
Indices	(766,950)	27,147	(739,803)
Metals	211,325	5,483	216,808
Livestock	(295,070)	80,900	(214,170)
Energy	(22,270)	160,999	138,729

Total net trading gains (losses) in Statement of Operations	$(835,551)	$140,109	$(695,442)

	For the Nine Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$32,932	$—	$32,932
Currency	449,176	(123,547)	325,629
Financial	(313,939)	(436,026)	(749,965)
Food & Fiber	(251,813)	(5,543)	(257,356)
Indices	315,853	(266,420)	49,433
Metals	486,407	(141,788)	344,619
Livestock	(907,080)	206,470	(700,610)
Energy	(2,975)	74,844	71,869

Total net trading losses in Statement of Operations	$(191,439)	$(692,010)	$(883,449)

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2016	Liability Derivatives at September 30, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$9,768	$—	$9,768
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(6,970)	(6,970)
Futures contracts	Futures contracts purchased	185,190	(67,463)	117,727
Futures contracts	Futures contracts sold	60,596	(152,752)	(92,156)

Totals		$255,554	$(227,185)	$28,369

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$200,964	$(166,748)	$34,216
Futures contracts	Futures contracts sold	297,768	(271,057)	26,711

Totals		$498,732	$(437,805)	$60,927

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$39,373	$—	$—	$39,373
Merrill Lynch	(11,004)	—	—	(11,004)

Totals	$28,369	$—	$—	$28,369

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(51,324)	$—	$—	$(51,324)
Merrill Lynch	112,251	—	—	112,251

Totals	$60,927	$—	$—	$60,927

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$595	$2,798
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	195,059	(138,726)

Total		$195,654	$(135,928)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$4,162	$2,798
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(390,567)	(35,355)

Total		$(386,405)	$(32,557)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(5,259)	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(292,298)	34,114

Total		$(297,557)	$34,114

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$10,552	$—
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(126,755)	(258,781)

Total		$(116,203)	$(258,781)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Futures Contracts Purchased				Futures Contracts Sold
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$8,602	0.1	$(4,794)	(0.1)	$1,166	0.0	*	$(2,176)	(0.0)*	$2,798
Currency	24,981	0.4	(1,550)	(0.0)*	5,818	0.1		(6,959)	(0.1)	22,290
Financial	53,662	0.9	(5,535)	(0.1)	—	—		(10,623)	(0.2)	37,504
Food & Fiber	9,727	0.2	(27,171)	(0.5)	20,025	0.3		(15,691)	(0.3)	(13,110)
Indices	59,171	1.0	(23,313)	(0.4)	15,376	0.3		(16,208)	(0.3)	35,026
Metals	32,921	0.6	(9,895)	(0.4)	1,639	0.0	*	(86,595)	(1.5)	(61,930)
Livestock	—	—	—	—	15,350	0.3		—	—	15,350
Energy	4,729	0.1	—	—	2,390	0.0	*	(16,678)	(0.3)	(9,559)

Totals	$193,793	3.3	$(72,258)	(1.3)	$61,764	1.0		$(154,930)	(2.7)	$28,369

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$10,300	0.1	$(30,119)	(0.4)	$37,040	0.5	$(59,172)	(0.8)	$(41,951)
Financial	31,941	0.4	(1,525)	(0.0)*	4,486	0.1	(15,994)	(0.2)	18,908
Food & Fiber	24,650	0.3	(71,684)	(0.9)	73,127	0.9	(18,694)	(0.2)	7,399
Indices	86,482	1.1	(46,035)	(0.6)	80,284	1.0	(46,578)	(0.6)	74,153
Metals	19,838	0.3	(12,445)	(0.2)	18,053	0.2	(62,758)	(0.8)	(37,312)
Livestock	8,080	0.1	—	—	—	—	(7,490)	(0.1)	590
Energy	19,673	0.3	(4,940)	(0.1)	84,778	1.1	(60,371)	(0.8)	39,140

Totals	$200,964	2.6	$(166,748)	(2.2)	$297,768	3.8	$(271,057)	(3.5)	$60,927

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the three months ended September 30, 2016, the monthly average futures and forward contracts bought was 708 and the monthly average futures and forward contracts sold was 396. For the nine months ended September 30, 2016, the monthly average futures and forward contracts bought was 758 and the monthly average futures and forward contracts sold was 687. For the three months ended September 30, 2015, the monthly average futures contracts bought was 750 and the monthly average futures contracts sold was 822. For the nine months ended September 30, 2015, the monthly average futures contracts bought was 972 and the monthly average futures contracts sold was 603.

Series A trading results by market sector:

	For the Three Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$595	$2,798	$3,393
Currency	(52,810)	44,003	(8,807)
Financial	91,195	(50,962)	40,233
Food & Fiber	37,813	(67,648)	(29,835)
Indices	80,549	22,888	103,437
Metals	83,778	(105,869)	(22,091)
Livestock	9,320	15,800	25,120
Energy	(54,786)	3,062	(51,724)

Total net trading gains (losses) in Statement of Operations	$195,654	$(135,928)	$59,726

	For the Nine Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$4,162	$2,798	$6,960
Currency	(243,667)	64,241	(179,426)
Financial	202,918	18,599	221,517
Food & Fiber	36,229	(20,511)	15,718
Indices	(30,670)	(39,127)	(69,797)
Metals	(182,251)	(24,618)	(206,869)
Livestock	(660)	14,760	14,100
Energy	(172,466)	(48,699)	(221,165)

Total net trading losses in Statement of Operations	$(386,405)	$(32,557)	$(418,962)

	For the Three Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(5,259)	$—	$(5,259)
Currency	23,999	(32,926)	(8,927)
Financial	48,056	(2,049)	46,007
Food & Fiber	(60,891)	(28,889)	(89,780)
Indices	(273,138)	(2,964)	(276,102)
Metals	82,291	7,285	89,576
Livestock	(111,390)	28,280	(83,110)
Energy	(1,225)	65,377	64,152

Total net trading gains (losses) in Statement of Operations	$(297,557)	$34,114	$(263,443)

	For the Nine Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$10,552	$—	$10,552
Currency	159,527	(44,475)	115,052
Financial	(273,280)	(166,898)	(440,178)
Food & Fiber	(82,944)	(12,821)	(95,765)
Indices	(57,165)	(94,685)	(151,850)
Metals	460,497	(45,175)	415,322
Livestock	(343,320)	74,380	(268,940)
Energy	9,930	30,893	40,823

Total net trading losses in Statement of Operations	$(116,203)	$(258,781)	$(374,984)

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2016	Liability Derivatives at September 30, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$21,482	$—	$21,482
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(18,285)	(18,285)
Futures contracts	Futures contracts purchased	308,363	(115,461)	192,902
Futures contracts	Futures contracts sold	103,056	(217,512)	(114,456)

Totals		$432,901	$(351,258)	$81,643

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statements of assets and liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$291,979	$(242,851)	$49,128
Futures contracts	Futures contracts sold	465,515	(405,144)	60,371

Totals		$757,494	$(647,995)	$109,499

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$83,095	$—	$—	$83,095
Merrill Lynch	(1,452)	—	—	(1,452)

Totals	$81,643	$—	$—	$81,643

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(49,565)	$—	$—	$(49,565)
Merrill Lynch	159,064	—	—	159,064

Totals	$109,499	$—	$—	$109,499

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(13,789)	$3,197
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	306,396	(206,943)

Total		$292,607	$(203,746)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(5,218)	$3,197
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(410,197)	(31,054)

Total		$(415,415)	$(27,857)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(6,582)	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(531,412)	105,995

Total		$(537,994)	$105,995

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$22,380	$—
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(97,616)	(433,226)

Total		$(75,236)	$(433,226)

Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Futures Contracts Purchased				Futures Contracts Sold
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$19,086	0.3	$(9,168)	(0.1)	$2,396	0.0	*	$(9,117)	(0.1)	$3,197
Currency	38,890	0.6	(2,381)	(0.0)*	8,960	0.1		(10,045)	(0.2)	35,424
Financial	87,018	1.4	(11,382)	(0.2)	—	—		(19,069)	(0.3)	56,567
Food & Fiber	17,084	0.3	(48,844)	(0.8)	35,713	0.6		(11,028)	(0.2)	(7,075)
Indices	103,696	1.6	(40,071)	(0.6)	20,236	0.3		(22,695)	(0.4)	61,166
Metals	52,207	0.8	(12,782)	(0.2)	3,167	0.1		(123,718)	(2.0)	(81,126)
Energy	9,467	0.2	—	—	7,160	0.1		(30,957)	(0.5)	(14,330)
Livestock	—	—	—	—	27,820	0.4		—	—	27,820

Totals	$327,448	5.2	$(124,628)	(1.9)	$105,452	1.6		$(226,629)	(3.7)	$81,643

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Asset Derivatives	% of Net Assets	Liability Derivatives	% of Net Assets	Asset Derivatives	% of Net Assets		Liability Derivatives	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$15,504	0.2	$(43,543)	(0.5)	$58,359	0.7		$(87,492)	(1.1)	$(57,172)
Financial	46,209	0.6	(2,260)	(0.0)*	335	0.0	*	(23,615)	(0.3)	20,669
Food & Fiber	39,840	0.5	(105,014)	(1.3)	109,306	1.4		(21,389)	(0.3)	22,743
Indices	125,419	1.6	(67,366)	(0.8)	119,468	1.5		(75,148)	(0.9)	102,373
Metals	32,144	0.4	(17,558)	(0.2)	29,097	0.4		(95,465)	(1.2)	(51,782)
Livestock	9,910	0.1	—	—	—	—		(13,070)	(0.2)	(3,160)
Energy	22,953	0.3	(7,110)	(0.1)	148,950	1.8		(88,965)	(1.1)	75,828

Totals	$291,979	3.7	$(242,851)	(2.9)	$465,515	5.8		$(405,144)	(5.1)	$109,499

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the three months ended September 30, 2016, the monthly average futures and forward contracts bought was 1,157 and the monthly average futures and forward contracts sold was 629. For the nine months ended September 30, 2016, the monthly average futures and forward contracts bought was 1,196 and the monthly average futures and forward contracts sold was 1,063. For the three months ended September 30, 2015, the monthly average futures contracts bought was 1,220 and the monthly average futures contracts sold was 1,284. For the nine months ended September 30, 2015, the monthly average futures contracts bought was 1,635 and the monthly average futures contracts sold was 986.

Series B trading results by market sector:

	For the Three Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(13,789)	$3,197	$(10,592)
Currency	(84,346)	64,460	(19,886)
Financial	178,927	(115,781)	63,146
Food & Fiber	54,123	(96,962)	(42,839)
Indices	134,847	63,007	197,854
Metals	104,807	(159,654)	(54,847)
Livestock	4,970	32,580	37,550
Energy	(86,932)	5,407	(81,525)

Total net trading gains (losses) in Statement of Operations	$292,607	$(203,746)	$88,861

	For the Nine Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(5,218)	$3,197	$(2,021)
Currency	(375,991)	92,596	(283,395)
Financial	337,361	35,898	373,259
Food & Fiber	83,912	(29,818)	54,094
Indices	83,523	(41,207)	42,316
Metals	(311,500)	(29,344)	(340,844)
Livestock	(16,150)	30,980	14,830
Energy	(211,352)	(90,159)	(301,511)

Total net trading losses in Statement of Operations	$(415,415)	$(27,857)	$(443,272)

	For the Three Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(6,582)	$—	$(6,582)
Currency	74,970	(56,480)	18,490
Financial	58,415	15,042	73,457
Food & Fiber	(95,294)	(29,118)	(124,412)
Indices	(493,812)	30,111	(463,701)
Metals	129,034	(1,802)	127,232
Livestock	(183,680)	52,620	(131,060)
Energy	(21,045)	95,622	74,577

Total net trading gains (losses) in Statement of Operations	$(537,994)	$105,995	$(431,999)

	For the Nine Months Ended September 30, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$22,380	$—	$22,380
Currency	289,649	(79,072)	210,577
Financial	(40,659)	(269,128)	(309,787)
Food & Fiber	(168,869)	7,278	(161,591)
Indices	373,018	(171,735)	201,283
Metals	25,910	(96,611)	(70,701)
Livestock	(563,760)	132,090	(431,670)
Energy	(12,905)	43,951	31,046

Total net trading losses in Statement of Operations	$(75,236)	$(433,227)	$(508,463)

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2016 and December 31, 2015, there were no amounts due to brokers.

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

8.	Financial highlights

Financial highlights for the period January 1 through September 30 are as follows:

	2016		2015
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(11.1)%	(11.9)%	(10.1)%	(12.4)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(11.1)%	(11.9)%	(10.1)%	(12.4)%

Ratios to average partners’ capital
Operating expenses before incentive fees	5.8%	6.3%	5.5%	6.1%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	5.8%	6.3%	5.5%	6.1%

Net investment loss	(5.7)%	(6.2)%	(5.5)%	(6.1)%

Net asset value per unit, beginning of period	$1,222.26	1,392.13	$1,283.60	$1,462.68
Net investment loss	(66.25)	(82.22)	(69.45)	(88.53)
Net loss on investments	(65.77)	(80.50)	(58.06)	(93.74)

Net asset value per unit, end of period	$1,090.24	1,229.41	$1,156.09	$1,280.41

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(136.35)	(162.81)	$(122.06)	$(165.82)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(132.02)	(162.72)	$(127.51)	$(182.27)

Financial highlights for the period July 1 through September 30 are as follows:

	2016		2015
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(1.2)%	(1.1)%	(5.0)%	(6.9)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(1.2)%	(1.1)%	(5.0)%	(6.9)%

Ratios to average partners’ capital
Operating expenses before incentive fees	1.9%	2.0%	1.9%	2.0%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.9%	2.0%	1.9%	2.0%

Net investment loss	(1.9)%	(2.0)%	(1.9)%	(2.0)%

Net asset value per unit, beginning of period	$1,101.60	1,241.52	$1,216.01	$1,375.18
Net investment loss	(21.04)	(25.80)	(22.19)	(27.31)
Net gain (loss) on investments	9.68	13.69	(37.73)	(67.46)

Net asset value per unit, end of period	$1,090.24	1,229.41	$1,156.09	$1,280.41

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(10.50)	(9.11)	$(61.92)	$(97.38)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(11.36)	(12.11)	$(59.92)	$(94.77)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $657,205 and $553,188, respectively at September 30, 2016. For the Fund, gross unrealized gains and losses related to exchange-traded futures were $953,099 and $925,717, respectively, at September 30, 2015. For the Fund, gross unrealized gains and losses related to non-exchange traded forwards were $31,250 and $25,255, respectively, at September 30, 2016.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $245,786 and $220,215, respectively at September 30, 2016. For Series A, gross unrealized gains and losses related to exchange-traded futures were $381,211 and $371,398, respectively, at September 30, 2015. For Series A, gross unrealized gains and losses related to non-exchange traded forwards were $9,768 and $6,970, respectively, at September 30, 2016.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $411,419 and $332,973, respectively at September 30, 2016. For Series B, gross unrealized gains and losses related to exchange-traded futures were $571,888 and $554,319, respectively, at September 30, 2015. For Series B, gross unrealized gains and losses related to non-exchange traded forwards were $21,482 and $18,285, respectively, at September 30, 2016.

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

The majority of these futures and forwards mature within one year of September 30, 2016. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2016, redemptions totaled $1,154,355 in the Fund. For the quarter ended September 30, 2016, redemptions totaled $578,251 in Series A and $276,104 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016

Series A:

Net results for the quarter ended September 30, 2016, were a loss of 1.9% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $59,581. This decrease consisted of investment income of $516, trading gains of $59,726 and total expenses of $119,823. Expenses included $30,035 in management fees, $2,435 in operating expenses, $64,940 in selling commissions, $18,229 in brokerage commissions and $4,184 in other expenses. At September 30, 2016 and December 31, 2015, the net asset value per Unit of Series A was $1,090.24 and $1,222.26, respectively.

Series B:

Net results for the quarter ended September 30, 2016, were a loss of 2.0% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $48,461. This decrease consisted of investment income of $717, trading gains of $88,861 and total expenses of $137,322. Expenses included $32,033 in management fees, $2,597 in operating expenses, $69,260 in selling commissions, $29,708 in brokerage commissions and $4,441 in other expenses. At September 30, 2016 and December 31, 2015, the net asset value per Unit of Series B was $1,229.41 and $1,392.13 respectively.

Fund results for 3rd Quarter 2016:

In September, the Fund’s managed futures strategy produced negative returns, with positions in energy, bonds and grains contributing to this decline. The Fund’s allocations to the metals sector were the largest negative contributor, as investors remained skeptical of volatile movements in oil prices amidst concerns that the excess global crude supply could persist into 2017. The Fund’s allocations to agricultural and currencies markets helped to slightly offset the negative results in the month, as positions in the agricultural, currencies and indices markets all yielded positive returns, including the Fund’s allocations to LCE London coffee, CME live cattle and CME mini NASDAQ 100.

In August, the Fund’s managed futures strategy yielded negative results, as positions in the energies and metals sectors dragged on performance. The Fund’s positions in NYMEX crude oil and IPE gas oil produced negative returns, as the market moved adversely based on speculation that OPEC would limit oil prices. The Fund’s positions in COMEX silver also underperformed, as investors fled safe-haven assets. The Fund’s allocations to the indices, grains and agricultural markets all yielded positive returns, helping to offset some of the losses in other sectors.

In July, the Fund’s managed futures strategy produced strong positive returns in the midst of heightened market uncertainties and uneasiness as a result of the United Kingdom’s vote to withdraw from the European Union. The Fund’s allocation to indices, including positions in CBOE Volatility Index and CME mini NASDAQ 100, produced positive gains as its positions capitalized on recovering markets. The Fund’s allocations to the energies and metals sectors also produced positive returns, particularly its long positions in COMEX silver. The Fund’s positions in the agricultural and grains sectors produced negative results, as better than expected weather conditions for soybeans and increased demand for cotton resulted in adverse price movements to the Fund’s positions.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2016 and December 31, 2015.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2015:

Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2016	96.136	1,141.025
August 31, 2016	111.991	1,120.601
September 30, 2016	314.743	1,090.244

	522.870

Series B:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2016	87.031	1,312.952
August 31, 2016	269.362	1,279.387
September 30, 2016	95.406	1,229.412

	451.799

ITEM 3. DEFAULTS	UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE	SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER	INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2016	SUPERFUND GREEN, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

By: /s/ Nigel James
Nigel James
President and Principal Executive Officer

By: /s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX