Form 10-K
period 2016-12-31
SUPERFUND GREEN, L.P.
filed 2017-03-30
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

As of February 28, 2017, there were 177 holders of Series A Units and 382 holders of Series B Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Fund during 2016 or 2015. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus dated May 1, 2013, included within the Registration Statement on Form S-1 (File No. 333-184998), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2016:

Series A:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2016	343.931	1,033.45
November 30, 2016	210.867	1,002.73
December 31, 2016	1,163.165	989.50

Total	1,717.963

Series B:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2016	123.932	1,125.48
November 30, 2016	120.199	1,067.28
December 31, 2016	28.508	1,049.01

Total	272.639

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended on May 1, 2014. For the year ended December 31, 2016, redemptions totaled $4,439,736 for the Fund as a whole, $3,066,390 in Series A and $1,373,346 in Series B.

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

Results of Operations

2016

Series A:

Net results for the year ended December 31, 2016, were a loss of 20.0% in net asset value compared to the preceding year. In this period, Series A experienced a net decrease in net assets from operations of $1,343,866. This decrease consisted of investment income of $2,447, trading losses of $850,542 and total expenses of $495,771. Expenses included $121,417 in management fees, $9,844 in operating expenses, $262,522 in selling commissions, $88,159 in brokerage commissions and $13,829 in other expenses. At December 31, 2016 and December 31, 2015, the net asset value per Unit of Series A was $989.50 and $1,222.26, respectively.

Series B:

Net results for the year ended December 31, 2016, were a loss of 25.1% in net asset value compared to the preceding year. In this period, Series B experienced a net decrease in net assets from operations of $1,812,922. This decrease consisted of investment income of $3,344, trading losses of $1,249,705 and total expenses of $566,561. Expenses included $126,973 in management fees, $10,295 in operating expenses, $274,534 in selling commissions, $139,005 in brokerage commissions and $15,754 in other expenses. At December 31, 2016 and December 31, 2015, the net asset value per Unit of Series B was $1,049.01 and $1,392.13, respectively.

Fund results for the 4th Quarter 2016:

In December, the Fund’s managed futures strategy produced negative results as positions in the currencies, grains, energy, metals and agricultural sectors proved unfavorable to the Fund. The Fund’s positions in CBT soybeans yielded negative returns as price declines resulted from a large surplus in South American. Similarly, the Fund’s positions in LME lead suffered as a rising surplus and lower demand led to falling prices. The Fund was able to offset some of these losses by taking advantage of rising equity markets. In particular, the Fund’s positions in the Canada’s S&P 60 Index generated positive returns. The Fund’s allocation to bond markets also yielded positive results, with the Fund’s positions in the Euro Bobl benefitting from the European Central Bank’s (“ECB”) decision to continue its bond buying program.

In November, the Fund’s managed futures strategy yielded negative returns as markets experienced volatility following the U.S. presidential election. The initial market response was similar to the Brexit reaction, as investors flooded government bonds while adding support to the U.S. dollar, which reached its highest level since 2003. Prospects of growing inflation and the confirmation of a rate increase by the U.S. Federal Reserve (the “Fed”) in December also affected markets, with industrial metals rising on prospects of a revival to American infrastructure and growing Chinese demand for copper. The Fund’s positions in the Canadian 10-year bond, Comex copper and CME live cattle contributed the most to the Fund’s negative performance for the month. Positive performance from the Fund’s positions in the Mexican peso, Japanese yen and LME copper helped to offset the Fund’s overall negative returns.

In October, the Fund’s managed futures strategy produced negative returns despite signs of a positive economic turnaround in global growth and increased likelihood of interest rate hike by the Fed. The Fund’s positions in the bonds sector yielded negative results as a worldwide sell-off send markets into a tailspin. Bonds took a major hit as yields rose to their highest levels since June as speculation grew that central banks would take a less aggressive approach in supporting monetary stimulus programs. The Fund’s positions in Euro-Bund, Euro Bobl and Euro BTP yielded the largest negative returns in the sector. Despite overall negative performance in all sectors, positive performance from the Fund’s positions in the Topix index, London coffee and Euro Buxl helped to offset some of the Fund’s losses.

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

Fund results for 2nd Quarter 2016:

In June, the Fund’s managed futures strategy produced positive returns, as the markets came to terms with the United Kingdom’s vote to withdraw from the European Union. In the midst of market volatility and heightened market skepticism, investors fled to safe haven assets. As a result, the Fund’s positions in bonds and metals markets produced gains for the Fund. In particular, the Fund’s positions in Euro Bund, Euro-Bobl and Comex gold yielded significant positive returns for the Fund. The Fund’s allocation to grain and agricultural markets also yielded positive results. The Fund’s positions in stock indices and currencies lost ground, partially offsetting the Fund’s gains in other markets.

In May, the Fund’s managed futures strategy yielded negative returns. Prospects of a rise in rates by the Fed in the coming months, as well as reservations about the state of the global economy, weighed on performance of markets worldwide. The Fund’s allocation to metals produced the largest negative returns, with position in Comex gold and silver being the largest contributor. The Fund’s short positions in soybean meal also yielded losses as a result of adverse weather conditions in major growth markets. The Fund’s positive positions in bonds helped to offset some of the Fund’s negative performance, as the Fund took advantage of declining Treasury prices as well as increasing European bond prices resulting from weak economic data.

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

Fund results for the 4th Quarter 2015:

In December, the Fund’s managed futures strategy produced negative results. The Fund’s allocations to currency markets brought negative returns as a decline in value of the Chinese Yuan renewed fears of the reemergence of a protectionist monetary policy. The Fund’s positions in stock indices also yielded negative results as equities markets reacted negatively to the decision by ECB to restrict the scale of additional monetary support policies. Positive returns from positions in the energy and grain sectors helped to limit the Fund’s overall negative returns.

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

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2016 and December 31, 2015.

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

Recently Adopted and/or Issued Accounting Pronouncements

ASU 2015-14

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for annual reporting periods beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2015-14 on the financial statements and disclosures.

ASU 2016-01

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Suptopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financials liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2016-01 on the Fund’s financial statements and disclosures.

ASU 2016-05

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). The amendments in ASU 2016-05 affect any reporting entity for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The guidance is effective for fiscal years beginning after December 15, 2016. The adoption of ASU 2016-05 is not expected to have an impact on the Fund’s financial statements.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

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

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework in 2013. Based on its assessment, management has concluded that, as of December 31, 2016, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

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

Item 9B. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2016 that was not reported on Form 8-K.

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

NIGEL JAMES, age 36, was appointed as President of Superfund Capital Management on July 13, 2006, and was listed as a principal and registered as an associated person with Superfund Capital Management on November 28, 2006 and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. where he managed a team focused on conceptual analysis and design of trading software. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.

MARTIN SCHNEIDER, age 50, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr. Schneider was listed as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, a financial services company, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc., a marketing services company. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.

CHRISTIAN BAHA, age 48, is Superfund Capital Management’s founder and ultimate sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was listed as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, on November 20, 2009, however, such listing was withdrawn as of November 26, 2011. He was registered as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, effective as of July 23, 1999 and June 24, 1997, respectively, until it withdrew its registration on July 12, 2012. He was registered as an associated person and listed as a principal of Superfund Asset Management LLC, a CFTC registered introducing broker, positions which he has held since June 11, 2012 and April 26, 2012. He has also been listed as a principal of Superfund Capital Management from May 9, 2001 until it withdrew its registration on September 19, 2013. He was registered as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management because he indirectly, through holding companies, owns 100% its equity securities. Mr. Baha was also listed as a principal of Superfund USA, Inc., a former broker dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because he is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

Item 11. Executive Compensation.

The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 1.85% of month-end net assets (1.85% per annum) and a monthly fee of 25% of the aggregate cumulative appreciation (if any) in net asset value per Unit at the end of each month, exclusive of appreciation attributable to interest income. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. An annual selling commission will be paid to Superfund USA, LLC (“Superfund USA”), an affiliate of Superfund Capital Management. The Units pay a commission of 4% of the month-end net asset value per Unit (1/12 of 4% per month); provided, however, the maximum cumulative selling commission per Unit sold pursuant to the Prospectus is 10% of the initial public offering price for such Unit. Each Series and Superfund USA were permitted to retain additional selling agents to assist with the placement of the Units. Units are no longer available for sale to the public. Superfund USA will pay all of the selling commission described above which it receives in respect of the Units sold by any additional selling agents to the additional selling agents that effected the sales.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

All of the Fund’s general partner interest is held by Superfund Capital Management.

Security Ownership of Management

As of March 31, 2017, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2016, Superfund Capital Management owned 178.298 Units of Series A (non-voting), representing 4.83% of the total issued Units of Series A, and 213.297 Units of Series B (non-voting), representing 4.36% of the total issued Units of Series B, having a combined value of $401,907. Losses allocated to Units of Series A and Series B owned by Superfund Capital Management were $56,505 for the year ended December 31, 2016. Selling commissions over the 10% threshold in the amount of $10,752 were rebated to Superfund Capital Management during this period through the purchase of 8.423 Units of Series B. See Note 6 of the audited financial statements. Superfund Capital Management did not make any other contributions to either Series during this period. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the ultimate beneficial holder of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13. Certain Relationships And Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance,” “Item 11 Executive Compensation” and “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In 2016, the Series A management fees totaled $121,417, the Series A selling commissions totaled $262,522 and the Series A brokerage commissions totaled $88,159. In 2016, the Series B management fees totaled $126,973, the Series B selling commissions totaled $274,534 and the Series B brokerage commissions totaled $139,005. In 2015, the Series A management fees totaled $166,074, the Series A selling commissions totaled $359,079 and the Series A brokerage commissions totaled $104,897. In 2015, the Series B management fees totaled $176,773, the Series B selling commissions totaled $382,212 and the Series B brokerage commissions totaled $176,569.

Item 14. Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by RSM US LLP in connection with its audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2016 and December 31, 2015, were approximately $100,000 and $94,000, respectively.

Audit-Related Fees

There were no audit-related fees for services rendered by RSM US LLP for the years ended December 31, 2016 and December 31, 2015.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by RSM US LLP for the years ended December 31, 2016 and December 31, 2015.

All Other Fees

There were no other fees for products or services provided by RSM US LLP for the years ended December 31, 2016 and December 31, 2015.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	Financial Statements beginning on page 19 hereof.

(2)	Financial Statement Schedules:

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

EXHIBIT 13.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P. - Series B (collectively the “Funds”), including the condensed schedules of investments as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets, and cash flows for the years then ended. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ RSM US LLP

Chicago, Illinois

March 30, 2017

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

As of December 31, 2016 and December 31, 2015

	December 31, 2016	December 31, 2015
ASSETS
Due from brokers	$5,162,711	$6,518,057
Unrealized appreciation on open forward contracts	25,475	—
Unrealized gain on futures contracts purchased	254,994	492,943
Unrealized gain on futures contracts sold	164,986	763,283
Cash	4,768,586	9,619,391

Total assets	10,376,752	17,393,674

LIABILITIES
Unrealized depreciation on open forward contracts	34,093	—
Unrealized loss on futures contracts purchased	211,351	409,599
Unrealized loss on futures contracts sold	145,611	676,201
Redemptions payable	1,180,571	331,265
Management fees payable	15,439	25,212
Fees payable	6,427	10,657

Total liabilities	1,593,492	1,452,934

NET ASSETS	$8,783,260	$15,940,740

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.3%	$25,475

Total unrealized appreciation on forward contracts	0.3	25,475

Unrealized depreciation on open forward contracts
Currency	(0.4)	(34,093)

Total unrealized depreciation on forward contracts	(0.4)	(34,093)

Total forward contracts, at fair value	(0.1)%	$(8,618)

Futures Contracts Purchased
Currency	(0.4)%	$(35,971)
Energy	0.4	34,774
Financial	1.1 *	93,546
Food & Fiber	(0.2)	(17,290)
Indices	0.5	43,062
Metals	(0.8)	(74,478)

Total futures contracts purchased	0.6	43,643

Futures Contracts Sold
Currency	0.2	16,460
Energy	(0.2)	(13,920)
Financial	(0.3)	(26,976)
Food & Fiber	0.1	7,644
Indices	(0.2)	(20,077)
Livestock	(0.5)	(45,580)
Metals	1.2	101,824

Total futures contracts sold	0.3	19,375

Total futures contracts, at fair value	0.9%	$63,018

Futures and Forward Contracts by Country Composition
Australia	0.0 **%	$1,745
Canada	(0.1)	(5,425)
European Monetary Union	0.1	10,712
Great Britain	(0.1)	(12,941)
Japan	0.5	41,942
United States	(0.7)	(64,154)
Other	1.1	82,521

Total futures and forward contracts by country composition	0.8%	$54,400

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

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

SUPERFUND GREEN, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and December 31, 2015

	2016	2015
Investment Income
Interest income	$5,791	$1,383
Other income	—	—

Total investment income	5,791	1,383

Expenses
Selling commission	537,056	741,291
Brokerage commissions	227,164	281,466
Management fee	248,390	342,847
Operating expenses	20,139	27,800
Other	29,583	37,116

Total expenses	1,062,332	1,430,520

Net investment loss	$(1,056,541)	$(1,429,137)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(1,984,219)	$1,146,706
Net change in unrealized depreciation on futures and forward contracts	(116,028)	(548,962)

Net gain (loss) on investments	$(2,100,247)	$597,744

Net decrease in net assets from operations	$(3,156,788)	$(831,393)

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2016 and December 31, 2015

	2016	2015
Increase (decrease) in net assets from operations
Net investment loss	$(1,056,541)	$(1,429,137)
Net realized gain (loss) on futures and forward contracts	(1,984,219)	1,146,706
Net change in unrealized depreciation on futures and forward contracts	(116,028)	(548,962)

Net decrease in net assets from operations	(3,156,788)	(831,393)
Capital Share transactions
Issuance of Units	439,044	590,041
Redemption of Units	(4,439,736)	(4,420,419)

Net decrease in net assets from capital share transactions	(4,000,692)	(3,830,378)

Net decrease in net assets	(7,157,480)	(4,661,771)
Net assets, beginning of year	15,940,740	20,602,511

Net assets, end of year	$8,783,260	$15,940,740

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and December 31, 2015

	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(3,156,788)	$(831,393)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	1,355,346	1,703,538
Decrease in unrealized appreciation on open forward contracts	(25,475)	—
Decrease in futures contracts purchased	39,701	162,867
Decrease in unrealized depreciation on open forward contracts	34,093	—
Increase (decrease) in futures contracts sold	67,707	386,099
Decrease in management fees payable	(9,773)	(8,247)
Decrease in fees payable	(4,230)	(5,412)

Net cash provided by (used in) operating activities	(1,699,419)	1,407,452

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	439,044	590,041
Redemptions, net of change in redemptions payable	(3,590,430)	(5,080,996)

Net cash used in financing activities	(3,151,386)	(4,490,955)

Net decrease in cash	(4,850,805)	(3,083,503)
Cash, beginning of year	9,619,391	12,702,894

Cash, end of year	$4,768,586	$9,619,391

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2016 and December 31, 2015

	December 31, 2016	December 31, 2015
ASSETS
Due from brokers	$2,149,632	$2,645,491
Unrealized appreciation on open forward contracts	4,792	—
Unrealized gain on futures contracts purchased	96,648	200,964
Unrealized gain on futures contracts sold	69,382	297,768
Cash	2,648,829	5,412,560

Total assets	4,969,283	8,556,783

LIABILITIES
Unrealized depreciation on open forward contracts	9,573	—
Unrealized loss on futures contracts purchased	84,541	166,748
Unrealized loss on futures contracts sold	57,076	271,057
Redemptions payable	1,150,674	231,618
Management fees payable	7,448	12,549
Fees payable	3,885	7,302

Total liabilities	1,313,197	689,274

NET ASSETS	$3,656,086	$7,867,509

Number of Units	3,694.882	6,436.862

Net Asset Value per Unit	$989.50	$1,222.26

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.1%		$4,792

Total unrealized appreciation on forward contracts	0.1		4,792

Unrealized depreciation on open forward contracts
Currency	(0.2)		(9,573)

Total unrealized depreciation on forward contracts	(0.2)		(9,573)

Total forward contracts, at fair value	(0.1)%		$(4,781)

Futures contracts purchased
Currency	(0.4)%		$(13,680)
Energy	0.3		10,380
Financial	1.0	*	34,827
Food & Fiber	(0.2)		(6,327)
Indices	0.7		24,618
Metals	(1.0	)*	(37,711)

Total futures contracts purchased	0.4		12,107

Futures contracts sold
Currency	0.1		5,019
Energy	(0.2)		(5,710)
Financial	(0.3)		(9,766)
Food & Fiber	0.1		4,530
Indices	(0.2)		(8,401)
Livestock	(0.4)		(18,160)
Metals	1.2	*	44,794

Total futures contracts sold	0.3		12,306

Total futures contracts, at fair value	0.7%		$24,413

Futures and Forward Contracts by Country Composition
Australia	(0.0	)**%	$(801)
Canada	0.0	**	290
European Monetary Union	0.1		3,300
Great Britain	(0.1)		(5,471)
Japan	0.5		22,931
United States	(0.8)		(28,600)
Other	0.8		27,983

Total futures and forward contracts by country composition	0.5%		$19,632

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

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

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and December 31, 2015

	2016	2015
Investment Income
Interest income	$2,447	$477
Other income	—	—

Total investment income	2,447	477

Expenses
Selling commission	262,522	359,079
Brokerage commissions	88,159	104,897
Management fee	121,417	166,074
Operating expenses	9,844	13,466
Other	13,829	15,743

Total expenses	495,771	659,259

Net investment loss	$(493,324)	$(658,782)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(809,248)	$437,588
Net change in unrealized depreciation on futures and forward contracts	(41,294)	(207,666)

Net gain (loss) on investments	$(850,542)	$229,922

Net decrease in net assets from operations	$(1,343,866)	$(428,860)

Net decrease in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$(238.77)	$(61.12)

Net decrease in net assets from operations per unit (based upon change in net asset value per unit during year)	$(232.76)	$(61.34)

*	Weighted average number of Units outstanding for Series A for the Years Ended December 31, 2016 and December 31, 2015: 5,628.22 and 7,016.95, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2016 and December 31, 2015

	2016	2015
Increase (decrease) in net assets from operations
Net investment loss	$(493,324)	$(658,782)
Net realized gain (loss) on futures and forward contracts	(809,248)	437,588
Net change in unrealized depreciation on futures and forward contracts	(41,294)	(207,666)

Net decrease in net assets from operations	(1,343,866)	(428,860)
Capital Share transactions
Issuance of Units	198,833	265,984
Redemption of Units	(3,066,390)	(1,871,051)

Net decrease in net assets from capital share transactions	(2,867,557)	(1,605,067)

Net decrease in net assets	(4,211,423)	(2,033,927)
Net assets, beginning of year	7,867,509	9,901,436

Net assets, end of year	$3,656,086	$7,867,509

Units, beginning of year	6,436.862	7,713.806
Issuance of Units	175.325	211.197
Redemption of Units	(2,917.305)	(1,488.141)

Units, end of year	3,694.882	6,436.862

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and December 31, 2015

	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(1,343,866)	$(428,860)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	495,859	387,014
Increase in unrealized appreciation on open forward contracts	(4,792)	—
Decrease in futures contracts purchased	22,109	55,805
Decrease in unrealized depreciation on open forward contracts	9,573	—
Increase (decrease) in futures contracts sold	14,405	151,864
Decrease in management fees payable	(5,101)	(3,709)
Decrease in fees payable	(3,417)	(2,148)

Net cash provided by (used in) operating activities	(815,230)	159,966

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	198,833	265,984
Redemptions, net of change in redemptions payable	(2,147,334)	(2,231,027)

Net cash used in financing activities	(1,948,501)	(1,965,043)

Net decrease in cash	(2,763,731)	(1,805,077)
Cash, beginning of year	5,412,560	7,217,637

Cash, end of year	$2,648,829	$5,412,560

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2016 and December 31, 2015

	December 31, 2016	December 31, 2015
ASSETS
Due from brokers	$3,013,079	$3,872,566
Unrealized appreciation on open forward contracts	20,683	—
Unrealized gain on futures contracts purchased	158,346	291,979
Unrealized gain on futures contracts sold	95,604	465,515
Cash	2,119,757	4,206,831

Total assets	5,407,469	8,836,891

LIABILITIES
Unrealized depreciation on open forward contracts	24,520	—
Unrealized loss on futures contracts purchased	126,810	242,851
Unrealized loss on futures contracts sold	88,535	405,144
Redemptions payable	29,897	99,647
Management fees payable	7,991	12,663
Fees payable	2,542	3,355

Total liabilities	280,295	763,660

NET ASSETS	$5,127,174	$8,073,231

Number of Units	4,887.522	5,799.188

Net Asset Value per Unit	$1,049.01	$1,392.13

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.4%	$20,683

Total unrealized appreciation on forward contracts	0.4	20,683

Unrealized depreciation on open forward contracts
Currency	(0.5)	(24,520)

Total unrealized depreciation on forward contracts	(0.5)	(24,520)

Total forward contracts, at fair value	(0.1)%	$(3,837)

Futures contracts purchased
Currency	(0.4)%	$(22,291)
Energy	0.5	24,394
Financial	1.1 *	58,719
Food & Fiber	(0.2)	(10,963)
Indices	0.4	18,444
Metals	(0.7)	(36,767)

Total futures contracts purchased	0.7	31,536

Futures contracts sold
Currency	0.2	11,441
Energy	(0.2)	(8,210)
Financial	(0.3)	(17,210)
Food & Fiber	0.1	3,114
Indices	(0.2)	(11,676)
Livestock	(0.6)	(27,420)
Metals	1.1 *	57,030

Total futures contracts sold	0.1	7,069

Total futures contracts, at fair value	0.8%	$38,605

Futures and Forward Contracts by Country Composition
Australia	0.0 **%	$2,546
Canada	(0.1)	(5,715)
European Monetary Union	0.1	7,412
Great Britain	(0.1)	(7,470)
Japan	0.4	19,011
United States	(0.7)	(35,554)
Other	1.1 *	54,538

Total futures and forward contracts by country composition	0.7%	$34,768

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

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

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and December 31, 2015

	2016	2015
Investment Income
Interest income	$3,344	$906
Other income	—	—

Total investment income	3,344	906

Expenses
Selling commission	274,534	382,212
Brokerage commissions	139,005	176,569
Management fee	126,973	176,773
Operating expenses	10,295	14,334
Other	15,754	21,373

Total expenses	566,561	771,261

Net investment loss	$(563,217)	$(770,355)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(1,174,971)	$709,118
Net change in unrealized depreciation on futures and forward contracts	(74,734)	(341,296)

Net gain (loss) on investments	(1,249,705)	367,822

Net decrease in net assets from operations	$(1,812,922)	$(402,533)

Net decrease in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$(337.83)	$(62.42)

Net decrease in net assets from operations per unit (based upon change in net asset value per unit during year)	$(343.12)	$(70.55)

*	Weighted average number of Units outstanding for Series B for the Years Ended December 31, 2016 and December 31, 2015: 5,366.30 and 6,448.63, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2016 and December 31, 2015

	2016	2015
Increase (decrease) in net assets from operations
Net investment loss	$(563,217)	$(770,355)
Net realized gain (loss) on futures and forward contracts	(1,174,971)	709,118
Net change in unrealized depreciation on futures and forward contracts	(74,734)	(341,296)

Net decrease in net assets from operations	(1,812,922)	(402,533)
Capital Share transactions
Issuance of Units	240,211	324,057
Redemption of Units	(1,373,346)	(2,549,368)

Net decrease in net assets from capital share transactions	(1,133,135)	(2,225,311)

Net decrease in net assets	(2,946,057)	(2,627,844)
Net assets, beginning of year	8,073,231	10,701,075

Net assets, end of year	$5,127,174	$8,073,231

Units, beginning of year	5,799.188	7,316.097
Issuance of Units	187.325	223.410
Redemption of Units	(1,098.991)	(1,740.319)

Units, end of year	4,887.522	5,799.188

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and December 31, 2015

	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(1,812,922)	$(402,533)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	859,487	1,316,524
Decrease in unrealized appreciation on open forward contracts	(20,683)	—
Decrease in futures contracts purchased	17,592	107,062
Increase in unrealized depreciation on open forward contracts	24,520	—
Increase (decrease) in futures contracts sold	53,302	234,235
Decrease in management fees payable	(4,672)	(4,538)
Decrease in fees payable	(813)	(3,264)

Net cash provided by (used in) operating activities	(884,189)	1,247,486

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	240,211	324,057
Redemptions, net of change in redemptions payable	(1,443,096)	(2,849,969)

Net cash used in financing activities	(1,202,885)	(2,525,912)

Net decrease in cash	(2,087,074)	(1,278,426)
Cash, beginning of year	4,206,831	5,485,257

Cash, end of year	$2,119,757	$4,206,831

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

The Fund does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net realized and change in unrealized gain (loss) on investments in the statements of operations.

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of assets and liabilities as gross unrealized gain or loss, and any change in that amount from the prior period is reflected in the accompanying statement of operations. There exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting – Balance Sheet.

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of December 31, 2016, Series A had on deposit $698,618 at ADM Investor Services, Inc. and $1,451,014 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of December 31, 2016, Series B had on deposit $885,814 at ADM Investor Services, Inc. and $2,127,265 at Merrill Lynch, Pierce, Fenner & Smith Inc.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2013 through 2016 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

ASU 2016-01

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Suptopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financials liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2016-01 on the Fund’s financial statements and disclosures.

ASU 2016-05

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). The amendments in ASU 2016-05 affect any reporting entity for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The guidance is effective for fiscal years beginning after December 15, 2016. The adoption of ASU 2016-05 is not expected to have an impact on the Fund’s financial statements.

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

Certain OTC derivatives traded in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the Fund updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at December 31, 2016 or December 31, 2015 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities measured at fair value on a recurring basis by the ASC 820 fair value hierarchy as of December 31, 2016:

Superfund Green, L.P.

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$25,475	$—	$25,475	$—
Futures contracts sold	164,986	164,986	—	—
Futures contracts purchased	254,994	254,994	—	—

Total Assets Measured at Fair Value	$445,455	$419,980	$25,475	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$34,093	$—	$34,093	$—
Futures contracts sold	145,611	145,611	—	—
Futures contracts purchased	211,351	211,351	—	—

Total Liabilities Measured at Fair Value	$391,055	$356,962	$34,093	$—

Superfund Green, L.P. – Series A

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$4,792	$—	$4,792	$—
Futures contracts sold	69,382	69,382	—	—
Futures contracts purchased	96,648	96,648	—	—

Total Assets Measured at Fair Value	$170,822	$166,030	$4,792	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$9,573	$—	$9,573	$—
Futures contracts sold	57,076	57,076	—	—
Futures contracts purchased	84,541	84,541	—	—

Total Liabilities Measured at Fair Value	$151,190	$141,617	$9,573	$—

Superfund Green, L.P. – Series B

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$20,683	$—	$20,683	$—
Futures contracts sold	95,604	95,604	—	—
Futures contracts purchased	158,346	158,346	—	—

Total Assets Measured at Fair Value	$274,633	$253,950	$20,683	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$24,520	$—	$24,520	$—
Futures contracts sold	88,535	88,535	—	—
Futures contracts purchased	126,810	126,810	—	—

Total Liabilities Measured at Fair Value	$239,865	$215,345	$24,520	$—

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

For the years ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2 assets and liabilities.

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

The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and change in unrealized gain (loss) on investments in the Statements of Operations.

Superfund Capital Management believes futures and forward unrealized gains and losses expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$25,475	$—	$25,475
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(34,093)	(34,093)
Futures contracts	Futures contracts purchased	254,994	(211,351)	43,643
Futures contracts	Futures contracts sold	164,986	(145,611)	19,375

Totals		$445,455	$391,055	$54,400

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$492,943	$(409,599)	$83,344
Futures contracts	Futures contracts sold	763,283	(676,201)	87,082

Totals		$1,256,226	$(1,085,800)	$170,426

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(62,704)	$—	$—	$(62,704)
Merrill Lynch	117,104	—	—	117,104

Totals	$54,400	$—	$—	$54,400

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(100,889)	$—	$—	$(100,889)
Merrill Lynch	271,315	—	—	271,315

Totals	$170,426	$—	$—	$170,426

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(63,171)	$(8,620)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,921,048)	(107,408)

Total		$(1,984,219)	$(116,028)

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$52,987	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,093,719	(548,962)

Total		$1,146,706	$(548,962)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2016:

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$13,481	0.2		$(14,738)	(0.2)	$11,994	0.1		$(19,355)	(0.2)	$(8,618)
Currency	2,976	0.0	*	(38,947)	(0.4)	20,015	0.2		(3,555)	(0.0)*	(19,511)
Financial	105,659	1.2		(12,113)	(0.1)	1,789	0.0	*	(28,765)	(0.3)	66,570
Food & Fiber	13,543	0.2		(30,833)	(0.4)	28,124	0.3		(20,480)	(0.2)	(9,646)
Indices	92,375	1.1		(49,313)	(0.6)	8,350	0.1		(28,427)	(0.3)	22,985
Metals	5,640	0.1		(80,118)	(0.9)	106,709	1.2		(4,885)	(0.1)	27,346
Livestock	—	—		—	—	—	—		(45,580)	(0.5)	(45,580)
Energy	34,799	0.4		(25)	(0.0)*	—	—		(13,920)	(0.2)	20,854

Totals	$268,473	3.1		$(226,087)	(2.6)	$176,981	2.0		$(164,967)	(1.9)	$54,400

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2015:

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$25,804	0.2	$(73,662)	(0.5)	$95,399	0.6		$(146,664)	(0.9)	$(99,123)
Financial	78,150	0.5	(3,785)	(0.0)*	4,821	0.0	*	(39,609)	(0.2)	39,577
Food & Fiber	64,490	0.4	(176,698)	(1.1)	182,433	1.1		(40,083)	(0.3)	30,142
Indices	211,901	1.3	(113,401)	(0.7)	199,752	1.3		(121,726)	(0.8)	176,526
Metals	51,982	0.3	(30,003)	(0.2)	47,150	0.3		(158,223)	(1.0)	(89,094)
Livestock	17,990	0.1	—	—	—	—		(20,560)	(0.1)	(2,570)
Energy	42,626	0.3	(12,050)	(0.1)	233,728	1.5		(149,336)	(0.9)	114,968

Totals	$492,943	3.1	$(409,599)	(2.6)	$763,283	4.8		$(676,201)	(4.2)	$170,426

*	Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the twelve months ended December 31, 2016, the monthly average futures and forward contracts bought was 1,826 and the monthly average futures and forward contracts sold was 1,602. For the twelve months ended December 31, 2015, the monthly average futures contracts bought was 2,379 and the monthly average futures contracts sold was 1,973.

Superfund Green, L.P. trading results by market sector:

	For the Year Ended December 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(63,171)	$(8,618)	$(71,789)
Currency	(562,974)	79,612	(483,362)
Financial	224,978	26,997	251,975
Food & Fiber	(187,222)	(39,790)	(227,012)
Indices	23,696	(153,541)	(129,845)
Metals	(663,151)	116,440	(546,711)
Livestock	(95,670)	(43,010)	(138,680)
Energy	(660,705)	(94,118)	(754,823)

Total net trading losses in Statement of Operations	$(1,984,219)	$(116,028)	$(2,100,247)

	For the Year Ended December 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$52,987	$—	$52,987
Currency	295,019	(180,869)	114,150
Financial	(304,154)	(439,256)	(743,410)
Food & Fiber	(315,150)	8,287	(306,863)
Indices	436,090	(16,514)	419,576
Metals	407,307	(185,506)	221,801
Livestock	(824,090)	207,540	(616,550)
Energy	1,398,697	57,356	1,456,053

Total net trading gains (losses) in Statement of Operations	$1,146,706	$(548,962)	$597,744

Superfund Green, L.P.—Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$4,792	$—	$4,792
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(9,573)	(9,573)
Futures contracts	Futures contracts purchased	96,648	(84,541)	12,107
Futures contracts	Futures contracts sold	69,382	(57,076)	12,306

Totals		$170,822	$(151,190)	$19,632

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$200,964	$(166,748)	$34,216
Futures contracts	Futures contracts sold	297,768	(271,057)	26,711

Totals		$498,732	$(437,805)	$60,927

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(25,285)	$—	$—	$(25,285)
Merrill Lynch	44,917	—	—	44,917

Totals	$19,632	$—	$—	$19,632

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(51,324)	$—	$—	$(51,324)
Merrill Lynch	112,251	—	—	112,251

Totals	$60,927	$—	$—	$60,927

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(22,124)	$(4,782)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(787,124)	(36,512)

Total		$(809,248)	$(41,294)

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$18,553	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	419,035	(207,666)

Total		$437,588	$(207,666)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2016:

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$1,557	0.0	*	$(4,187)	(0.1)	$3,235	0.1		$(5,386)	(0.1)	$(4,781)
Currency	1,288	0.0	*	(14,968)	(0.4)	7,389	0.2		(2,370)	(0.1)	(8,661)
Financial	37,316	1.0		(2,489)	(0.1)	750	0.0	*	(10,516)	(0.3)	25,061
Food & Fiber	5,428	0.1		(11,755)	(0.3)	11,771	0.3		(7,241)	(0.2)	(1,797)
Indices	40,361	1.1		(15,743)	(0.4)	2,693	0.1		(11,094)	(0.3)	16,217
Metals	1,874	0.1		(39,585)	(1.1)	46,779	1.3		(1,985)	(0.1)	7,083
Livestock	—	—		—	—	—	—		(18,160)	(0.5)	(18,160)
Energy	10,380	0.3		—	—	—	—		(5,710)	(0.2)	4,670

Totals	$98,204	2.6		$(88,727)	(2.4)	$72,617	2.0		$(62,462)	(1.8)	$19,632

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2015:

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$10,300	0.1	$(30,119)	(0.4)	$37,040	0.5	$(59,172)	(0.8)	$(41,951)
Financial	31,941	0.4	(1,525)	(0.0)*	4,486	0.1	(15,994)	(0.2)	18,908
Food & Fiber	24,650	0.3	(71,684)	(0.9)	73,127	0.9	(18,694)	(0.2)	7,399
Indices	86,482	1.1	(46,035)	(0.6)	80,284	1.0	(46,578)	(0.6)	74,153
Metals	19,838	0.3	(12,445)	(0.2)	18,053	0.2	(62,758)	(0.8)	(37,312)
Livestock	8,080	0.1	—	—	—	—	(7,490)	(0.1)	590
Energy	19,673	0.3	(4,940)	(0.1)	84,778	1.1	(60,371)	(0.8)	39,140

Totals	$200,964	2.6	$(166,748)	(2.2)	$297,768	3.8	$(271,057)	(3.5)	$60,927

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the twelve months ended December 31, 2016, the monthly average futures and forward contracts bought was 705 and the monthly average futures and forward contracts sold was 627. For the twelve months ended December 31, 2015, the monthly average futures contracts bought was 897 and the monthly average futures contracts sold was 764.

Series A trading results by market sector:

	For the Year Ended December 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(22,124)	$(4,781)	$(26,905)
Currency	(225,131)	33,290	(191,841)
Financial	88,433	6,157	94,590
Food & Fiber	(74,047)	(9,198)	(83,245)
Indices	(36,803)	(57,936)	(94,739)
Metals	(254,828)	44,395	(210,433)
Livestock	(29,480)	(18,750)	(48,230)
Energy	(255,268)	(34,471)	(289,739)

Total net trading losses in Statement of Operations	$(809,248)	$(41,294)	$(850,542)

	For the Year Ended December 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$18,553	$—	$18,553
Currency	98,047	(70,757)	27,290
Financial	(114,684)	(161,174)	(275,858)
Food & Fiber	(116,317)	(6,787)	(123,104)
Indices	134,349	9,752	144,101
Metals	182,959	(73,606)	109,353
Livestock	(316,020)	79,060	(236,960)
Energy	550,701	15,846	566,547

Total net trading gains (losses) in Statement of Operations	$437,588	$(207,666)	$229,922

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$20,683	$—	$20,683
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(24,520)	(24,520)
Futures contracts	Futures contracts purchased	158,346	(126,810)	31,536
Futures contracts	Futures contracts sold	95,604	(88,535)	7,069

Totals		$274,633	$(239,865)	$34,768

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2015, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2015	Liability Derivatives at December 31, 2015	Net
Futures contracts	Futures contracts purchased	$291,979	$(242,851)	$49,128
Futures contracts	Futures contracts sold	465,515	(405,144)	60,371

Totals		$757,494	$(647,995)	$109,499

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(37,419)	$—	$—	$(37,419)
Merrill Lynch	72,187	—	—	72,187

Totals	$34,768	$—	$—	$34,768

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2015 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(49,565)	$—	$—	$(49,565)
Merrill Lynch	159,064	—	—	159,064

Totals	$109,499	$—	$—	$109,499

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives in Statement Operations	Net Realized Loss on Derivatives in Statement Operations	Net Change in Unrealized Depreciation on Derivatives in Statement Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(41,047)	$(3,838)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,133,924)	(70,896)

Total		$(1,174,971)	$(74,734)

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2015:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement Operations	Net Realized Gain on Derivatives in Statement Operations	Net Change in Unrealized Depreciation on Derivatives in Statement Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$34,434	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	674,684	(341,296)

Total		$709,118	$(341,296)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2016:

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contacts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$11,924	0.2		$(10,551)	(0.2)	$8,759	0.2		$(13,969)	(0.3)	$(3,837)
Currency	1,688	0.0	*	(23,979)	(0.5)	12,626	0.2		(1,185)	(0.0)*	(10,850)
Financial	68,343	1.3		(9,624)	(0.2)	1,039	0.0	*	(18,249)	(0.4)	41,509
Food & Fiber	8,115	0.2		(19,078)	(0.4)	16,353	0.3		(13,239)	(0.3)	(7,849)
Indices	52,014	1.0		(33,570)	(0.7)	5,657	0.1		(17,333)	(0.3)	6,768
Metals	3,766	0.1		(40,533)	(0.8)	59,930	1.2		(2,900)	(0.1)	20,263
Livestock	—	—		—	—	—	—		(27,420)	(0.5)	(27,420)
Energy	24,419	0.5		(25)	(0.0)*	—	—		(8,210)	(0.2)	16,184

Totals	$170,269	3.3		$(137,360)	(2.8)	$104,364	2.0		$(102,505)	(2.1)	$34,768

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2015:

	As of December 31, 2015
	Futures Contracts Purchased				Futures Contracts Sold
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$15,504	0.2	$(43,543)	(0.5)	$58,359	0.7		$(87,492)	(1.1)	$(57,172)
Financial	46,209	0.6	(2,260)	(0.0)*	335	0.0	*	(23,615)	(0.3)	20,669
Food & Fiber	39,840	0.5	(105,014)	(1.3)	109,306	1.4		(21,389)	(0.3)	22,743
Indices	125,419	1.6	(67,366)	(0.8)	119,468	1.5		(75,148)	(0.9)	102,373
Metals	32,144	0.4	(17,558)	(0.2)	29,097	0.4		(95,465)	(1.2)	(51,782)
Livestock	9,910	0.1	—	—	—	—		(13,070)	(0.2)	(3,160)
Energy	22,953	0.3	(7,110)	(0.1)	148,950	1.8		(88,965)	(1.1)	75,828

Totals	$291,979	3.6	$(242,851)	(2.9)	$465,515	5.8		$(405,144)	(5.1)	$109,499

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the twelve months ended December 31, 2016, the monthly average futures and forward contracts bought was 1,121 and the monthly average futures and forward contracts sold was 975. For the twelve months ended December 31, 2015, the monthly average futures contracts bought was 1,483 and the monthly average futures contracts sold was 1,209.

Series B trading results by market sector:

	For the Year Ended December 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(41,047)	$(3,837)	$(44,884)
Currency	(337,843)	46,322	(291,521)
Financial	136,545	20,840	157,385
Food & Fiber	(113,175)	(30,592)	(143,767)
Indices	60,499	(95,605)	(35,106)
Metals	(408,323)	72,045	(336,278)
Livestock	(66,190)	(24,260)	(90,450)
Energy	(405,437)	(59,647)	(465,084)

Total net trading losses in Statement of Operations	$(1,174,971)	$(74,734)	$(1,249,705)

	For the Year Ended December 31, 2015
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$34,434	$—	$34,434
Currency	196,972	(110,112)	86,860
Financial	(189,470)	(278,082)	(467,552)
Food & Fiber	(198,833)	15,074	(183,759)
Indices	301,741	(26,266)	275,475
Metals	224,348	(111,900)	112,448
Livestock	(508,070)	128,480	(379,590)
Energy	847,996	41,510	889,506

Total net trading gains (losses) in Statement of Operations	$709,118	$(341,296)	$367,822

(4)	Due from/to Brokers

Due from brokers consist of cash held at broker. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2016, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum) of net assets, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund. For the year ended December 31, 2016, rebated selling commissions amounted to $198,833 for Series A and $240,211 for Series B.

As of December 31, 2016, Superfund Capital Management owned 178.298 Units of Series A, representing 4.83% of the total issued Units of Series A, and 213.297 Units of Series B, representing 4.36% of the total issued Units of Series B, having a combined value of $401,907. Losses allocated to Units of Series A and Series B owned by Superfund Capital Management were $56,505 for the year ended December 31, 2016. Selling commissions over the 10% threshold in the amount of $10,752 were rebated to Superfund Capital Management during this period through the purchase of 8.423 Units of Series B. As of December 31,

2015, Superfund Capital Management owned 178.298 Units of Series A, representing 2.77% of the total issued Units of Series A, and 204.874 Units of Series B, representing 3.53% of the total issued Units of Series B, having a combined value of $505,377. Gains allocated to Units of Series A and Series B owned by Superfund Capital Management were $34,698 for the year ended December 31, 2015. Selling commissions over the 10% threshold in the amount of $11,695 were rebated to Superfund Capital Management during this period through the purchase of 8.087 Units of Series B. Superfund Capital Management did not make any contributions to either Series during the year ended December 31, 2016.

(7)	Financial Highlights

Financial highlights for the year ended December 31, 2016, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees	(20.0)%	(25.1)%
Incentive fees	0.0	0.0

Total return after incentive fees	(20.0)%	(25.1)%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.7%	8.3%
Incentive fees	0.0	0.0

Total expenses	7.7%	8.3%

Net investment loss	(7.7)%	(8.3)%
Net asset value per unit, beginning of year	$1,222.26	$1,392.13

Net investment loss	(86.90)	(104.57)
Net loss on investments	(145.86)	(238.55)

Total loss from operations	(232.76)	(343.12)

Net asset value per unit, end of year	$989.50	$1,049.01

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(238.77)	$(337.83)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(232.76)	$(343.12)

Financial highlights for the year ended December 31, 2015, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees	(4.9)%	(4.3)%
Incentive fees	0.0	0.0

Total return after incentive fees	(4.9)%	(4.3)%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.4%	8.2%
Incentive fees	0.0	0.0

Total expenses	7.4%	8.2%

Net investment loss	(7.4)%	(8.2)%
Net asset value per unit, beginning of year	$1,283.60	$1,462.68

Net investment loss	(93.40)	(118.52)
Net gain on investments	32.06	47.97

Total loss from operations	(61.34)	(70.55)

Net asset value per unit, end of year	$1,222.26	$1,392.13

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(61.12)	$(62.42)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(61.34)	$(70.55)

(8)	Financial Instrument Risk

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $419,980 and $356,962, respectively, at December 31, 2016. For the Fund, gross unrealized gains and losses related to exchange traded futures were $1,256,226 and $1,085,800, respectively, at December 31, 2015. For the Fund, gross unrealized gains and losses related to non-exchange traded forwards were $25,475 and $34,093, respectively, at December 31, 2016.

For Series A, gross unrealized gains and losses related to exchange traded futures were $166,030 and $141,617, respectively, at December 31, 2016. For Series A, gross unrealized gains and losses related to exchange traded futures were $498,732 and $437,805, respectively, at December 31, 2015. For Series A, gross unrealized gains and losses related to non-exchange traded forwards were $4,792 and $9,573, respectively, at December 31, 2016.

For Series B, gross unrealized gains and losses related to exchange traded futures were $253,950 and $215,345, respectively, at December 31, 2016. For Series B, gross unrealized gains and losses related to exchange traded futures were $757,494 and $647,995, respectively, at December 31, 2015. For Series B, gross unrealized gains and losses related to non-exchange traded forwards were $20,683 and $24,520, respectively, at December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2017.

SUPERFUND GREEN, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Title with
Signature	Superfund Capital Management	Date
/s/ Nigel James Nigel James	President (Principal Executive Officer)	March 30, 2017

/s/ Martin Schneider Martin Schneider	Vice President and Director (Principal Financial Officer)	March 30, 2017

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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