Form 10-Q
period 2017-03-31
SUPERFUND GREEN, L.P.
filed 2017-05-15
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. Series A and Superfund Green, L.P. Series B are included in Item 1:

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2017 and December 31, 2016

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Due from brokers	$5,880,631	$5,162,711
Unrealized appreciation on open forward contracts	12,118	25,475
Unrealized gain on futures contracts purchased	241,777	254,994
Unrealized gain on futures contracts sold	87,227	164,986
Cash	2,655,119	4,768,586

Total assets	8,876,872	10,376,752

LIABILITIES
Unrealized depreciation on open forward contracts	34,559	34,093
Unrealized loss on futures contracts purchased	116,766	211,351
Unrealized loss on futures contracts sold	76,627	145,611
Redemptions payable	201,117	1,180,571
Management fees payable	13,377	15,439
Fees payable	2,225	6,427

Total liabilities	444,671	1,593,492

NET ASSETS	$8,432,201	$8,783,260

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2017

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.1%	$12,118

Total unrealized appreciation on forward contracts	0.1	12,118

Unrealized depreciation on open forward contracts Currency	(0.4)	(34,559)

Total unrealized depreciation on forward contracts	(0.4)	(34,559)

Total forward contracts, at fair value	(0.3)%	$(22,441)

Futures Contracts Purchased
Currency	0.1%	$5,940
Energy	0.3	24,660
Financial	0.6	47,486
Food & Fiber	(0.1)	(5,263)
Indices	0.5	45,694
Livestock	0.0 *	1,430
Metals	0.1	5,064

Total futures contracts purchased	1.5	125,011

Futures Contracts Sold
Currency	(0.5)	(39,945)
Energy	(0.1)	(10,839)
Food & Fiber	0.8	70,604
Indices	(0.1)	(7,526)
Metals	(0.0)*	(1,694)

Total futures contracts sold	0.1	10,600

Total futures contracts, at fair value	1.6%	$135,611

Futures and Forward Contracts by Country Composition
Australia	0.1%	$12,073
Canada	0.1	7,572
European Monetary Union	0.3	24,852
Great Britain	0.1	12,608
Japan	(0.3)	(26,614)
United States	0.7	60,437
Other	0.3	22,242

Total futures and forward contracts by country composition	1.3%	$113,170

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.3%	$25,475

Total unrealized appreciation on forward contracts	0.3	25,475

Unrealized depreciation on open forward contracts Currency	(0.4)	(34,093)

Total unrealized depreciation on forward contracts	(0.4)	(34,093)

Total forward contracts, at fair value	(0.1)%	$(8,618)

Futures Contracts Purchased
Currency	(0.4)%	$(35,971)
Energy	0.4	34,774
Financial	1.1 *	93,546
Food & Fiber	(0.2)	(17,290)
Indices	0.5	43,062
Metals	(0.8)	(74,478)

Total futures contracts purchased	0.6	43,643

Futures Contracts Sold
Currency	0.2	16,460
Energy	(0.2)	(13,920)
Financial	(0.3)	(26,976)
Food & Fiber	0.1	7,644
Indices	(0.2)	(20,077)
Livestock	(0.5)	(45,580)
Metals	1.2 *	101,824

Total futures contracts sold	0.3	19,375

Total futures contracts, at fair value	0.9%	$63,018

Futures and Forward Contracts by Country Composition
Australia	0.0 **%	$1,745
Canada	(0.1)	(5,425)
European Monetary Union	0.1	10,712
Great Britain	(0.1)	(12,941)
Japan	0.5	41,942
United States	(0.7)	(64,154)
Other	1.1	82,521

Total futures and forward contracts by country composition	0.8%	$54,400

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Investment income
Interest income	$3,720	$1,317
Other income	5,616	—

Total investment income	9,336	1,317

Expenses
Brokerage commissions	39,716	66,645
Management fees	40,816	73,144
Selling commissions	88,250	158,148
Operating expenses	3,310	5,931
Other	6,404	8,910

Total expenses	178,496	312,778

Net investment loss	(169,160)	(311,461)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	381,541	(107,988)
Net change in unrealized appreciation on futures and forward contracts	58,772	32,194

Net gain (loss) on investments	440,313	(75,794)

Net increase (decrease) in net assets from operations	$271,153	$(387,255)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2017	2016
Increase (decrease) in net assets from operations

Net investment loss	$(169,160)	$(311,461)
Net realized gain (loss) on futures and forward contracts	381,541	(107,988)
Net change in unrealized appreciation on futures and forward contracts	58,772	32,194

Net increase (decrease) in net assets from operations	271,153	(387,255)

Capital share transactions
Issuance of Units	80,272	127,777
Redemption of Units	(702,484)	(556,990)

Net decrease in net assets from capital share transactions	(622,212)	(429,213)

Net decrease in net assets	(351,059)	(816,468)

Net assets, beginning of period	8,783,260	15,940,740

Net assets, end of period	$8,432,201	$15,124,272

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$271,153	$(387,255)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	(717,920)	178,805
Increase in unrealized appreciation on open forward contracts	13,357	—
Decrease (increase) in futures contracts purchased	(81,368)	(424,897)
Increase in unrealized depreciation on open forward contracts	466	—
Decrease (increase) in futures contracts sold	8,775	392,704
Decrease in management fees payable	(2,062)	(1,541)
Decrease in fees payable	(4,202)	(815)

Net cash used in operating activities	(511,801)	(242,999)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	80,272	127,777
Redemptions, net of change in redemptions payable	(1,681,938)	(735,518)

Net cash used in financing activities	(1,601,666)	(607,741)

Net decrease in cash	(2,113,467)	(850,740)

Cash, beginning of period	4,768,586	9,619,391

Cash, end of period	$2,655,119	$8,768,651

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2017 and December 31, 2016

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Due from brokers	$2,267,628	$2,149,632
Unrealized appreciation on open forward contracts	3,365	4,792
Unrealized gain on futures contracts purchased	64,298	96,648
Unrealized gain on futures contracts sold	23,605	69,382
Cash	1,211,037	2,648,829

Total assets	3,569,933	4,969,283

LIABILITIES
Unrealized depreciation on open forward contracts	6,734	9,573
Unrealized loss on futures contracts purchased	32,845	84,541
Unrealized loss on futures contracts sold	19,539	57,076
Redemptions payable	75,940	1,150,674
Management fees payable	5,430	7,448
Fees payable	1,033	3,885

Total liabilities	141,521	1,313,197

NET ASSETS	$3,428,412	$3,656,086

Number of Units	3,391.783	3,694.882

Net Asset Value per Unit	$1,010.80	$989.50

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2017

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.1%	$3,365

Total unrealized appreciation on forward contracts	0.1	3,365

Unrealized depreciation on open forward contracts Currency	(0.2)	(6,734)

Total unrealized depreciation on forward contracts	(0.2)	(6,734)

Total forward contracts, at fair value	(0.1)%	$(3,369)

Futures contracts purchased
Currency	0.1%	$1,970
Energy	0.2	6,289
Financial	0.4	13,051
Food & Fiber	(0.1)	(1,775)
Indices	0.2	8,416
Livestock	0.0 *	1,120
Metals	0.1	2,382

Total futures contracts purchased	0.9	31,453

Futures contracts sold
Currency	(0.4)	(12,349)
Energy	(0.0)*	(1,267)
Food & Fiber	0.5	20,830
Indices	(0.0)*	(1,623)
Metals	(0.0)*	(1,525)

Total futures contracts sold	0.1	4,066

Total futures contracts, at fair value	1.0%	$35,519

Futures and Forward Contracts by Country Composition
Australia	0.1%	$2,346
Canada	0.1	2,993
European Monetary Union	0.2	5,475
Great Britain	0.1	4,418
Japan	(0.4)	(10,701)
United States	0.7	25,456
Other	0.1	2,163

Total futures and forward contracts by country composition	0.9%	$32,150

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.1%		$4,792

Total unrealized appreciation on forward contracts	0.1		4,792

Unrealized depreciation on open forward contracts Currency	(0.2)		(9,573)

Total unrealized depreciation on forward contracts	(0.2)		(9,573)

Total forward contracts, at fair value	(0.1)%		$(4,781)

Futures contracts purchased
Currency	(0.4)%		$(13,680)
Energy	0.3		10,380
Financial	1.0	*	34,827
Food & Fiber	(0.2)		(6,327)
Indices	0.7		24,618
Metals	(1.0	)*	(37,711)

Total futures contracts purchased	0.4		12,107

Futures contracts sold
Currency	0.1		5,019
Energy	(0.2)		(5,710)
Financial	(0.3)		(9,766)
Food & Fiber	0.1		4,530
Indices	(0.2)		(8,401)
Livestock	(0.4)		(18,160)
Metals	1.2	*	44,794

Total futures contracts sold	0.3		12,306

Total futures contracts, at fair value	0.7%		$24,413

Futures and Forward Contracts by Country Composition
Australia	(0.0	)**%	$(801)
Canada	0.0	**	290
European Monetary Union	0.1		3,300
Great Britain	(0.1)		(5,471)
Japan	0.5		22,931
United States	(0.8)		(28,600)
Other	0.8		27,983

Total futures and forward contracts by country composition	0.5%		$19,632

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See	accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Investment income
Interest income	$1,622	$541
Other income	2,999	—

Total investment income	4,621	541

Expenses
Brokerage commissions	12,120	26,123
Management fees	16,758	35,715
Selling commissions	36,233	77,221
Operating expenses	1,359	2,896
Other	2,854	4,184

Total expenses	69,324	146,139

Net investment loss	(64,703)	(145,598)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	129,601	(101,157)
Net change in unrealized appreciation on futures and forward contracts	12,519	2,562

Net gain (loss) on investments	142,120	(98,595)

Net increase (decrease) in net assets from operations	$77,417	$(244,193)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$22.13	$(38.31)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$21.30	$(38.63)

*	Weighted average number of Units outstanding for Series A for the Three Months Ended March 31, 2017 and March 31, 2016: 3,498.07 and 6,373.58, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2017	2016
Increase (decrease) in net assets from operations

Net investment loss	$(64,703)	$(145,598)
Net realized gain (loss) on futures and forward contracts	129,601	(101,157)
Net change in unrealized appreciation on futures and forward contracts	12,519	2,562

Net increase (decrease) in net assets from operations	77,417	(244,193)

Capital Share transactions
Issuance of Units	32,151	58,249
Redemption of Units	(337,242)	(256,886)

Net decrease in net assets from capital share transactions	(305,091)	(198,637)

Net decrease in net assets	(227,674)	(442,830)
Net assets, beginning of period	3,656,086	7,867,509

Net assets, end of period	$3,428,412	$7,424,679

Units, beginning of period	3,694.882	6,436.862
Issuance of Units	32.042	47.806
Redemption of Units	(335.141)	(211.859)

Units, end of period	3,391.783	6,272.809

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$77,417	$(244,193)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	(117,996)	128,925
Increase in unrealized appreciation on open forward contracts	1,427	—
Increase in futures contracts purchased	(19,346)	(163,315)
Increase in unrealized depreciation on open forward contracts	(2,839)	—
Decrease (increase) in futures contracts sold	8,240	160,754
Decrease in management fees payable	(2,018)	(1,003)
Decrease in fees payable	(2,852)	(1,043)

Net cash used in operating activities	(57,967)	(119,875)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	32,151	58,249
Redemptions, net of change in redemptions payable	(1,411,976)	(461,644)

Net cash used in financing activities	(1,379,825)	(403,395)

Net decrease in cash	(1,437,792)	(523,270)

Cash, beginning of period	2,648,829	5,412,560

Cash, end of period	$1,211,037	$4,889,290

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2017 and December 31, 2016

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Due from brokers	$3,613,003	$3,013,079
Unrealized appreciation on open forward contracts	8,753	20,683
Unrealized gain on futures contracts purchased	177,479	158,346
Unrealized gain on futures contracts sold	63,622	95,604
Cash	1,444,082	2,119,757

Total assets	5,306,939	5,407,469

LIABILITIES
Unrealized depreciation on open forward contracts	27,825	24,520
Unrealized loss on futures contracts purchased	83,921	126,810
Unrealized loss on futures contracts sold	57,088	88,535
Redemptions payable	125,177	29,897
Management fees payable	7,947	7,991
Fees payable	1,192	2,542

Total liabilities	303,150	280,295

NET ASSETS	$5,003,789	$5,127,174

Number of Units	4,593.719	4,887.522

Net Asset Value per Unit	$1,089.27	$1,049.01

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2017

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.2%	$8,753

Total unrealized appreciation on forward contracts	0.2	8,753

Unrealized depreciation on open forward contracts Currency	(0.6)	(27,825)

Total unrealized depreciation on forward contracts	(0.6)	(27,825)

Total forward contracts, at fair value	(0.4)%	$(19,072)

Futures contracts purchased
Currency	0.1%	$3,970
Energy	0.4	18,371
Financial	0.7	34,435
Food & Fiber	(0.1)	(3,488)
Indices	0.7	37,278
Livestock	0.0 **	310
Metals	0.1	2,682

Total futures contracts purchased	1.9	93,558

Futures contracts sold
Currency	(0.6)	(27,596)
Energy	(0.2)	(9,572)
Food & Fiber	1.0 *	49,774
Indices	(0.1)	(5,903)
Metals	(0.0)**	(169)

Total futures contracts sold	0.1	6,534

Total futures contracts, at fair value	2.0%	$100,092

Futures and Forward Contracts by Country Composition
Australia	0.2%	$9,727
Canada	0.1	4,579
European Monetary Union	0.4	19,377
Great Britain	0.2	8,190
Japan	(0.3)	(15,913)
United States	0.6	34,981
Other	0.4	20,079

Total futures and forward contracts by country composition	1.6%	$81,020

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

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

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Investment income
Interest income	$2,098	$776
Other income	2,617	—

Total investment income	4,715	776

Expenses
Brokerage commissions	27,596	40,522
Management fees	24,058	37,429
Selling commissions	52,017	80,927
Operating expenses	1,951	3,035
Other	3,550	4,726

Total expenses	109,172	166,639

Net investment loss	(104,457)	(165,863)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	251,940	(6,831)
Net change in unrealized appreciation on futures and forward contracts	46,253	29,632

Net gain on investments	298,193	22,801

Net increase (decrease) in net assets from operations	$193,736	$(143,062)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$40.82	$(24.88)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$40.26	$(25.13)

*	Weighted average number of Units outstanding for Series B for the Three Months Ended March 31, 2017 and March 31, 2016: 4,746.61 and 5,750.12, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2017	2016
Increase (decrease) in net assets from operations

Net investment loss	$(104,457)	$(165,863)
Net realized gain (loss) on futures and forward contracts	251,940	(6,831)
Net change in unrealized appreciation on futures and forward contracts	46,253	29,632

Net increase (decrease) in net assets from operations	193,736	(143,062)

Capital Share transactions
Issuance of Units	48,121	69,528
Redemption of Units	(365,242)	(300,104)

Net decrease in net assets from capital share transactions	(317,121)	(230,576)

Net decrease in net assets	(123,385)	(373,638)
Net assets, beginning of period	5,127,174	8,073,231

Net assets, end of period	$5,003,789	$7,699,593

Units, beginning of period	4,887.522	5,799.188
Issuance of Units	45.243	49.431
Redemption of Units	(339.046)	(216.123)

Units, end of period	4,593.719	5,632.496

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$193,736	$(143,062)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	(599,924)	49,880
Increase in unrealized appreciation on open forward contracts	11,930	—
Increase in futures contracts purchased	(62,022)	(261,582)
Increase in unrealized depreciation on open forward contracts	3,305
Decrease (increase) in futures contracts sold	535	231,950
Increase (decrease) in management fees payable	(44)	(538)
Increase (decrease) in fees payable	(1,350)	228

Net cash used in operating activities	(453,834)	(123,124)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	48,121	69,528
Redemptions, net of change in redemptions payable	(269,962)	(273,874)

Net cash used in financing activities	(221,841)	(204,346)

Net decrease in cash	(675,675)	(327,470)

Cash, beginning of period	2,119,757	4,206,831

Cash, end of period	$1,444,082	$3,879,361

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

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

2.	Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of assets and liabilities as gross unrealized gain or loss, and any change in that amount from the prior period is reflected in the accompanying statement of operations. There exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting – Balance Sheet.

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of March 31, 2017, the Fund had on deposit $1,380,203 at ADM Investor Services, Inc. and $4,500,428 at Merrill Lynch, Pierce, Fenner & Smith. As of March 31, 2017, Series A had on deposit $650,480 at ADM Investor Services, Inc. and $1,617,148 at Merrill Lynch, Pierce, Fenner & Smith. As of March 31, 2017, Series B had on deposit $729,723 at ADM Investor Services, Inc. and $2,883,280 at Merrill Lynch, Pierce, Fenner & Smith.

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

ASU 2016-01

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Suptopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financial liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2016-01 on the Fund’s financial statements and disclosures.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund may include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. As of and for the quarter ended March 31, 2016 there were no forward or spot foreign currency contracts held by the Fund.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at March 31, 2017 or December 31, 2016 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2017 and December 31, 2016:

Superfund Green, L.P.

	Balance March 31, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$12,118	$—	$12,118	$—
Futures contracts sold	87,227	87,227	—
Futures contracts purchased	241,777	241,777	—	—

Total Assets Measured at Fair Value	$341,122	$329,004	$12,118	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$34,559	$—	$34,559	$—
Futures contracts sold	76,627	76,627	—
Futures contracts purchased	116,766	116,766	—	—

Total Liabilities Measured at Fair Value	$227,952	$193,393	$34,559	$—

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$25,475	$—	$25,475	$—
Futures contracts sold	164,986	164,986	—
Futures contracts purchased	254,994	254,994	—	—

Total Assets Measured at Fair Value	$445,455	$419,980	$25,475	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$34,093	$—	$34,093	$—
Futures contracts sold	145,611	145,611	—
Futures contracts purchased	211,351	211,351	—	—

Total Liabilities Measured at Fair Value	$391,055	$356,962	$34,093	$—

Superfund Green, L.P. – Series A

	Balance March 31, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$3,365	$—	$3,365	$—
Futures contracts sold	23,605	23,605	—
Futures contracts purchased	64,298	64,298	—	—

Total Assets Measured at Fair Value	$91,268	$87,903	$3,365	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$6,734	$—	$6,734	$—
Futures contracts sold	19,539	19,539	—
Futures contracts purchased	32,845	32,845	—	—

Total Liabilities Measured at Fair Value	$59,118	$52,384	$6,734	$—

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$4,792	$—	$4,792	$—
Futures contracts sold	69,382	69,382	—
Futures contracts purchased	96,648	96,648	—	—

Total Assets Measured at Fair Value	$170,822	$166,030	$4,792	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$9,573	$—	$9,573	$—
Futures contracts sold	57,076	57,076	—
Futures contracts purchased	84,541	84,541	—	—

Total Liabilities Measured at Fair Value	$151,190	$141,617	$9,573	$—

Superfund Green, L.P. – Series B

	Balance March 31, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$8,753	$—	$8,753	$—
Futures contracts sold	63,622	63,622	—
Futures contracts purchased	177,479	177,479	—	—

Total Assets Measured at Fair Value	$249,854	$241,101	$8,753	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$27,825	$—	$27,825	$—
Futures contracts sold	57,088	57,088	—
Futures contracts purchased	83,921	83,921	—	—

Total Liabilities Measured at Fair Value	$168,834	$141,009	$27,825	$—

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$20,683	$—	$20,683	$—
Futures contracts sold	95,604	95,604	—
Futures contracts purchased	158,346	158,346	—	—

Total Assets Measured at Fair Value	$274,633	$253,950	$20,683	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$24,520	$—	$24,520	$—
Futures contracts sold	88,535	88,535	—
Futures contracts purchased	126,810	126,810	—	—

Total Liabilities Measured at Fair Value	$239,865	$215,345	$24,520	$—

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

Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2017	Liability Derivatives at March 31, 2017	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$12,118	$—	$12,118

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(34,559)	(34,559)

Futures contracts	Futures contracts purchased	241,777	(116,766)	125,011

Futures contracts	Futures contracts sold	87,227	(76,627)	10,600

Totals		$341,122	$(227,952)	$113,170

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$25,475	$—	$25,475

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(34,093)	(34,093)

Futures contracts	Futures contracts purchased	254,994	(211,351)	43,643

Futures contracts	Futures contracts sold	164,986	(145,611)	19,375

Totals		$445,455	$(391,055)	$54,400

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$56,448	$—	$—	$56,448
Merrill Lynch	56,722	—	—	56,722

Totals	$113,170	$—	$—	$113,170

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(62,704)	$—	$—	$(62,704)
Merrill Lynch	117,104	—	—	117,104

Totals	$54,400	$—	$—	$54,400

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$39,987	$(13,822)
Futures contracts	Net realized/unrealized gain on futures and forward contracts	341,554	72,594

Total		$381,541	$58,772

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$19,547	$—

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(127,535)	32,194

Total		$(107,988)	$32,194

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3,031	0.0	*	$(15,436)	(0.2)	$9,087	0.1		$(19,123)	(0.2)	$(22,441)
Currency	8,274	0.1		(2,334)	(0.0)*	1,975	0.0	*	(41,920)	(0.5)	(34,005)
Financial	50,422	0.6		(2,936)	(0.0)*	—	—		—	—	47,486
Food & Fiber	50	0.0	*	(5,313)	(0.1)	70,604	0.8		—	—	65,341
Indices	107,500	1.3		(61,806)	(0.7)	107	0.0	*	(7,633)	(0.1)	38,168
Metals	41,831	0.5		(36,767)	(0.4)	13,700	0.2		(15,394)	(0.2)	3,370
Livestock	9,040	0.1		(7,610)	(0.1)	—	—		—	—	1,430
Energy	24,660	0.3		—	—	841	0.0	*	(11,680)	(0.1)	13,821

Totals	$244,808	2.9		$(132,202)	(1.5)	$96,314	1.1		$(95,750)	(1.1)	$113,170

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$13,481	0.2		$(14,738)	(0.2)	$11,994	0.1		$(19,355)	(0.2)	$(8,618)
Currency	2,976	0.0	*	(38,947)	(0.4)	20,015	0.2		(3,555)	(0.0)*	(19,511)
Financial	105,659	1.2		(12,113)	(0.1)	1,789	0.0	*	(28,765)	(0.3)	66,570
Food & Fiber	13,543	0.2		(30,833)	(0.4)	28,124	0.3		(20,480)	(0.2)	(9,646)
Indices	92,375	1.1		(49,313)	(0.6)	8,350	0.1		(28,427)	(0.3)	22,985
Metals	5,640	0.1		(80,118)	(0.9)	106,709	1.2		(4,885)	(0.1)	27,346
Livestock	—	—		—	—	—	—		(45,580)	(0.5)	(45,580)
Energy	34,799	0.4		(25)	(0.0)*	—	—		(13,920)	(0.2)	20,854

Totals	$268,473	3.2		$(226,087)	(2.6)	$176,981	1.9		$(164,967)	(1.8)	$54,400

* Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the three months ended March 31, 2017, the monthly average futures and forward contracts bought was 1,636 and the monthly average futures and forward contracts sold was 741. For the three months ended March 31, 2016, the monthly average futures contracts bought was 1,591 and the monthly average futures contracts sold was 2,359.

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$39,987	$(13,822)	26,165
Currency	(109,904)	(14,494)	(124,398)
Financial	(21,336)	(19,083)	(40,419)
Food & Fiber	(133,377)	74,987	(58,390)
Indices	723,201	15,183	738,384
Metals	65,479	(23,976)	41,503
Livestock	(58,560)	47,010	(11,550)
Energy	(123,949)	(7,033)	(130,982)

Total net trading gains in Statement of Operations	$381,541	$58,772	$440,313

	For the Three Months Ended March 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$19,547	$—	19,547
Currency	(199,152)	120,278	(78,874)
Financial	(94,311)	47,059	(47,252)
Food & Fiber	(87,208)	136,738	49,530
Indices	229,658	(82,443)	147,215
Metals	(360,451)	(53,152)	(413,603)
Livestock	(14,960)	(23,210)	(38,170)
Energy	398,889	(113,076)	285,813

Total net trading gains (losses) in Statement of Operations	$(107,988)	$32,194	$(75,794)

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2017	Liability Derivatives at March 31, 2017	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$3,365	$—	$3,365

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(6,734)	(6,734)

Futures contracts	Futures contracts purchased	64,298	(32,845)	31,453

Futures contracts	Futures contracts sold	23,605	(19,539)	4,066

Totals		$91,268	$(59,118)	$32,150

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$4,792	$—	$4,792

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(9,573)	(9,573)

Futures contracts	Futures contracts purchased	96,648	(84,541)	12,107

Futures contracts	Futures contracts sold	69,382	(57,076)	12,306

Totals		$170,822	$(151,190)	$19,632

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$22,882	$—	$—	$22,882
Merrill Lynch	9,268	—	—	9,268

Totals	$32,150	$—	$—	$32,150

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(25,285)	$—	$—	$(25,285)
Merrill Lynch	44,917	—	—	44,917

Totals	$19,632	$—	$—	$19,632

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$10,315	$1,412

Futures contracts	Net realized/unrealized gain on futures and forward contracts	119,286	11,107

Total		$129,601	$12,519

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$7,696	$—

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(108,853)	2,562

Total		$(101,157)	$2,562

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$810	0.0	*	$(2,674)	(0.1)	$2,555	0.1		$(4,060)	(0.1)	$(3,369)
Currency	1,970	0.1		—	—	—	—		(12,349)	(0.4)	(10,379)
Financial	14,537	0.4		(1,486)	(0.0)*	—	—		—	—	13,051
Food & Fiber	—	—		(1,775)	(0.1)	20,830	0.6		—	—	19,055
Indices	26,322	0.8		(17,906)	(0.5)	—	—		(1,623)	(0.0)*	6,793
Metals	12,130	0.4		(9,748)	(0.3)	2,563	0.1		(4,088)	(0.1)	857
Livestock	3,050	0.1		(1,930)	(0.1)	—	—		—	—	1,120
Energy	6,289	0.2		—	—	212	0.0	*	(1,479)	(0.0)*	5,022

Totals	$65,108	2.0		$(35,519)	(1.1)	$26,160	0.8		$(23,599)	(0.6)	$32,150

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$1,557	0.0	*	$(4,187)	(0.1)	$3,235	0.1		$(5,386)	(0.1)	$(4,781)
Currency	1,288	0.0	*	(14,968)	(0.4)	7,389	0.2		(2,370)	(0.1)	(8,661)
Financial	37,316	1.0		(2,489)	(0.1)	750	0.0	*	(10,516)	(0.3)	25,061
Food & Fiber	5,428	0.1		(11,755)	(0.3)	11,771	0.3		(7,241)	(0.2)	(1,797)
Indices	40,361	1.1		(15,743)	(0.4)	2,693	0.1		(11,094)	(0.3)	16,217
Metals	1,874	0.1		(39,585)	(1.1)	46,779	1.3		(1,985)	(0.1)	7,083
Livestock	—	—		—	—	—	—		(18,160)	(0.5)	(18,160)
Energy	10,380	0.3		—	—	—	—		(5,710)	(0.2)	4,670

Totals	$98,204	2.6		$(88,727)	(2.4)	$72,617	2.0		$(62,462)	(1.8)	$19,632

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the three months ended March 31, 2017, the monthly average futures and forward contracts bought was 493 and the monthly average futures and forward contracts sold was 239. For the three months ended March 31, 2016, the monthly average futures contracts bought was 619 and the monthly average futures contracts sold was 929.

Series A trading results by market sector:

	For the Three Months Ended March 31, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$10,315	$1,412	$11,727
Currency	(34,901)	(1,718)	(36,619)
Financial	(4,139)	(12,009)	(3,787)
Food & Fiber	(37,733)	20,852	(49,742)
Indices	224,609	(9,424)	245,461
Metals	11,552	(6,226)	2,128
Livestock	(20,300)	19,280	(1,020)
Energy	(19,802)	352	(26,028)

Total net trading gains in Statement of Operations	$129,601	$12,519	$142,120

	For the Three Months Ended March 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$7,696	$—	$7,696
Currency	(79,007)	48,055	(30,952)
Financial	(30,999)	12,319	(18,680)
Food & Fiber	(40,916)	57,232	16,316
Indices	54,742	(43,108)	11,634
Metals	(141,557)	(22,032)	(163,589)
Livestock	(2,490)	(10,600)	(13,090)
Energy	131,374	(39,304)	92,070

Total net trading gains (losses) in Statement of Operations	$(101,157)	$2,562	$(98,595)

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2017	Liability Derivatives at March 31, 2017	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$8,753	$—	$8,753
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(27,825)	(27,825)
Futures contracts	Futures contracts purchased	177,479	(83,921)	93,558
Futures contracts	Futures contracts sold	63,622	(57,088)	6,534

Totals		$249,854	$(168,834)	$81,020

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$20,683	$—	$20,683
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(24,520)	(24,520)
Futures contracts	Futures contracts purchased	158,346	(126,810)	31,536
Futures contracts	Futures contracts sold	95,604	(88,535)	7,069

Totals		$274,633	$(239,865)	$34,768

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$33,566	$—	$—	$33,566
Merrill Lynch	47,454	—	—	47,454

Totals	$81,020	$—	$—	$81,020

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(37,419)	$—	$—	$(37,419)
Merrill Lynch	72,187	—	—	72,187

Totals	$34,768	$—	$—	$34,768

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$29,672	$(15,234)

Futures contracts	Net realized/unrealized gain on futures and forward contracts	222,268	61,487

Total		$251,940	$46,253

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$11,851	$—

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(18,682)	29,632

Total		$(6,831)	$29,632

Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Futures Contracts Purchased					Futures Contacts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$2,221	0.0	*	$(12,762)	(0.3)	$6,532	0.1		$(15,063)	(0.3)	$(19,072)
Currency	6,304	0.1		(2,334)	(0.0)*	1,975	0.0	*	(29,571)	(0.6)	(23,626)
Financial	35,885	0.7		(1,450)	(0.0)*	—	—		—	—	34,435
Food & Fiber	50	0.0	*	(3,538)	(0.1)	49,774	1.0		—	—	46,286
Indices	81,178	1.6		(43,900)	(0.9)	107	0.0	*	(6,010)	(0.1)	31,375
Metals	29,701	0.6		(27,019)	(0.5)	11,137	0.2		(11,306)	(0.2)	2,513
Livestock	5,990	0.1		(5,680)	(0.1)	—	—		—	—	310
Energy	18,371	0.4		—	—	629	0.0	*	(10,201)	(0.2)	8,799

Totals	$179,700	3.5		$(96,683)	(1.9)	$70,154	1.3		$(72,151)	(1.4)	$81,020

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contacts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$11,924	0.2		$(10,551)	(0.2)	$8,759	0.2		$(13,969)	(0.3)	$(3,837)
Currency	1,688	0.0	*	(23,979)	(0.5)	12,626	0.2		(1,185)	(0.0)*	(10,850)
Financial	68,343	1.3		(9,624)	(0.2)	1,039	0.0	*	(18,249)	(0.4)	41,509
Food & Fiber	8,115	0.2		(19,078)	(0.4)	16,353	0.3		(13,239)	(0.3)	(7,849)
Indices	52,014	1.0		(33,570)	(0.7)	5,657	0.1		(17,333)	(0.3)	6,768
Metals	3,766	0.1		(40,533)	(0.8)	59,930	1.2		(2,900)	(0.1)	20,263
Livestock	—	—		—	—	—	—		(27,420)	(0.5)	(27,420)
Energy	24,419	0.5		(25)	(0.0)*	—	—		(8,210)	(0.2)	16,184

Totals	$170,269	3.3		$(137,360)	(2.8)	$104,364	2.0		$(102,505)	(2.1)	$34,768

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the three months ended March 31, 2017, the monthly average futures and forward contracts bought was 1,143 and the monthly average futures and forward contracts sold was 502. For the three months ended March 31, 2016, the monthly average futures contracts bought was 972 and the monthly average futures contracts sold was 1,430.

Series B trading results by market sector:

	For the Three Months Ended March 31, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$29,672	$(15,234)	$14,438
Currency	(75,003)	(12,776)	(87,779)
Financial	(17,197)	(7,074)	(24,271)
Food & Fiber	(95,644)	54,135	(41,509)
Indices	498,592	24,607	523,199
Metals	53,927	(17,750)	36,177
Livestock	(38,260)	27,730	(10,530)
Energy	(104,147)	(7,385)	(111,532)

Total net trading gains in Statement of Operations	$251,940	$46,253	$298,193

	For the Three Months Ended March 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$11,851	$—	$11,851
Currency	(120,145)	72,223	(47,922)
Financial	(63,312)	34,740	(28,572)
Food & Fiber	(46,292)	79,506	33,214
Indices	174,916	(39,335)	135,581
Metals	(218,894)	(31,120)	(250,014)
Livestock	(12,470)	(12,610)	(25,080)
Energy	267,515	(73,772)	193,743

Total net trading gains (losses) in Statement of Operations	$(6,831)	$29,632	$22,801

5.	Due from/to brokers

Due from brokers consists of cash held at broker. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2017 and December 31, 2016, there were no amounts due to brokers.

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

8.	Financial highlights

Financial highlights for the period January 1 through March 31 are as follows:

	2017		2016
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	2.2%	3.9%	(3.2)%	(1.9)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	2.2%	3.9%	(3.2)%	(1.9)%

Ratios to average partners’ capital
Operating expenses before incentive fees	(2.0)%	(2.2)%	(1.9)%	(2.1)%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	(2.0)%	(2.2)%	(1.9)%	(2.1)%

Net investment loss	(1.8)%	(2.1)%	(1.9)%	(2.1)%

Net asset value per unit, beginning of period	$989.50	$1,049.01	$1,222.26	$1,392.13

Net investment loss	(18.40)	(22.03)	(22.98)	(29.02)
Net gain (loss) on investments	39.70	62.29	(15.65)	3.89

Total income (loss) from operations	21.30	40.26	(38.63)	(25.13)

Net asset value per unit, end of period	$1,010.80	$1,089.27	$1,183.63	$1,367.00

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$22.13	$40.82	$(38.31)	$(24.88)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$21.30	$40.26	$(38.63)	$(25.13)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $329,004 and $193,393, respectively, at March 31, 2017. For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,135,198 and $932,579, respectively, at March 31, 2016. For the Fund, gross unrealized gains and losses related to non-exchange traded forwards were $12,118 and $34,559, respectively at March 31, 2017.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $87,903 and $52,384, respectively, at March 31, 2017. For Series A, gross unrealized gains and losses related to exchange-traded futures were $437,269 and $373,781, respectively, at March 31, 2016. For Series A, gross unrealized gains and losses related to non-exchange traded forwards were $3,365 and $6,734, respectively at March 31, 2017.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $241,101 and $141,009, respectively, at March 31, 2017. For Series B, gross unrealized gains and losses related to exchange-traded futures were $697,929 and $558,798, respectively, at March 31, 2016. For Series B, gross unrealized gains and losses related to non-exchange traded forwards were $8,753 and $27,825, respectively at March 31, 2017.

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

The majority of these futures mature within one year of March 31, 2017. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2017, redemptions totaled $702,484. For the quarter ended March 31, 2017, redemptions totaled $337,242 in Series A and $365,242 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017

Series A:

Net results for the quarter ended March 31, 2017, were a gain of 2.2% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $77,417. This increase consisted of investment income of $4,621, trading gains of $142,120 and total expenses of $69,324. Expenses included $16,758 in management fees, $1,359 in operating expenses, $36,233 in selling commissions, $12,120 in brokerage commissions and $2,854 in other expenses. At March 31, 2017 and December 31, 2016, the net asset value per Unit of Series A was $1,010.80 and $989.50, respectively.

Series B:

Net results for the quarter ended March 31, 2017, were a gain of 3.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $193,736. This increase consisted of investment income of $4,715, trading gains of $298,193 and total expenses of $109,172. Expenses included $24,058 in management fees, $1,951 in operating expenses, $52,017 in selling commissions, $27,596 in brokerage commissions and $3,550 in other expenses. At March 31, 2017 and December 31, 2016, the net asset value per Unit of Series B was $1,089.27 and $1,049.01 respectively.

Fund results for 1st Quarter 2017:

In March, the Fund’s managed futures strategy produced negative results. The Fund’s positions in the metals sector contributed significantly to negative performance for the month. The Fund’s positions in Comex gold suffered as a result of unfavorable movements in the U.S. dollar. The Fund’s allocation to the bonds sector also yielded negative returns. The Fund’s positions in stock indices helped to offset some of these losses as global stock markets continued to rally.

In February, the Fund’s managed futures strategy yielded strong positive returns, as positions in stock indices and bonds proved to be top performers. The funds long positions in stock indices produced strong gains as U.S. stock indices surged amid investor optimism on tax cuts and regulatory reform. The Fund’s positions in bonds, particularly the Eurex Euro BOBL, benefitted from rising bond prices as geopolitical concerns led investors to safer assets.

In January, the Fund’s managed futures strategy produced positive results. The stock indices sector, particularly long positions in the Nasdaq index, was the strongest performing sector for the Fund. The Fund’s positions in the CBOE Volatility Index and LME Aluminum also yielded strong positive returns. The Fund’s allocation to the bonds sector yielded negative results, as did its positions in NYMEX Rbob Gas and NYMEX Platinum.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2017 and December 31, 2016.

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

ASU 2016-01

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Suptopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financial liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2016-01 on the Fund’s financial statements and disclosures.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended March 31, 2017.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2017:

Series A:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2017	182.528	997.09
February 28, 2017	77.486	1,023.46
March 31, 2017	75.127	1,010.80

	335.141

Series B:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2017	113.342	1,042.85
February 28, 2017	110.785	1,100.02
March 31, 2017	114.919	1,089.27

	339.046

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2017	SUPERFUND GREEN, L.P.
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