Form 10-Q
period 2017-06-30
SUPERFUND GREEN, L.P.
filed 2017-08-04
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. Series A and Superfund Green, L.P. Series B are included in Item 1:

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2017 and December 31, 2016

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Due from brokers	$5,311,865	$5,162,711
Unrealized appreciation on open forward contracts	21,374	25,475
Unrealized gain on futures contracts purchased	86,924	254,994
Unrealized gain on futures contracts sold	47,870	164,986
Cash	3,118,501	4,768,586

Total assets	8,586,534	10,376,752

LIABILITIES
Unrealized depreciation on open forward contracts	26,687	34,093
Unrealized loss on futures contracts purchased	235,163	211,351
Unrealized loss on futures contracts sold	101,351	145,611
Redemptions payable	235,160	1,180,571
Management fees payable	12,720	15,439
Fees payable	742	6,427

Total liabilities	611,823	1,593,492

NET ASSETS	$7,974,711	$8,783,260

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2017

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.3%	$21,374

Total unrealized appreciation on forward contracts	0.3	21,374

Unrealized depreciation on open forward contracts Currency	(0.4)	(26,687)

Total unrealized depreciation on forward contracts	(0.4)	(26,687)

Total forward contracts, at fair value	(0.1)%	$(5,313)

Futures Contracts Purchased
Currency	0.4%	$34,380
Energy	0.0 **	194
Financial	(1.5)*	(118,392)
Food & Fiber	0.1	8,154
Indices	(1.2)*	(92,396)
Livestock	0.0 **	3,150
Metals	0.2	16,671

Total futures contracts purchased	(2.0)	(148,239)

Futures Contracts Sold
Currency	0.1	7,375
Energy	(0.2)	(36,242)
Financial	0.1	11,410
Food & Fiber	(0.5)	(38,717)
Indices	0.0 **	2,887
Metals	(0.0)**	(194)

Total futures contracts sold	(0.5)	(53,481)

Total futures contracts, at fair value	(2.5)%	$(201,720)

Futures and Forward Contracts by Country Composition
Australia	0.1%	$11,016
Canada	(0.4)	(32,469)
European Monetary Union	(0.2)	(17,517)
Great Britain	(0.4)	(33,142)
Japan	(0.2)	(12,441)
United States	(0.8)	(65,888)
Other	(0.7)	(56,592)

Total futures and forward contracts by country composition	(2.6)%	$(207,033)

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.3%	$25,475

Total unrealized appreciation on forward contracts	0.3	25,475

Unrealized depreciation on open forward contracts Currency	(0.4)	(34,093)

Total unrealized depreciation on forward contracts	(0.4)	(34,093)

Total forward contracts, at fair value	(0.1)%	$(8,618)

Futures Contracts Purchased
Currency	(0.4)%	$(35,971)
Energy	0.4	34,774
Financial	1.1 *	93,546
Food & Fiber	(0.2)	(17,290)
Indices	0.5	43,062
Metals	(0.8)	(74,478)

Total futures contracts purchased	0.6	43,643

Futures Contracts Sold
Currency	0.2	16,460
Energy	(0.2)	(13,920)
Financial	(0.3)	(26,976)
Food & Fiber	0.1	7,644
Indices	(0.2)	(20,077)
Livestock	(0.5)	(45,580)
Metals	1.2 *	101,824

Total futures contracts sold	0.3	19,375

Total futures contracts, at fair value	0.9%	$63,018

Futures and Forward Contracts by Country Composition
Australia	0.0 **%	$1,745
Canada	(0.1)	(5,425)
European Monetary Union	0.1	10,712
Great Britain	(0.1)	(12,941)
Japan	0.5	41,942
United States	(0.7)	(64,154)
Other	1.1	82,521

Total futures and forward contracts by country composition	0.8%	$54,400

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest income	$6,674	$1,410	$10,394	$2,727
Other income	535	—	6,151	—

Total investment income	7,209	1,410	16,545	2,727

Expenses
Selling commission	84,275	138,382	172,525	296,530
Brokerage commissions	34,550	70,641	74,266	137,286
Management fee	38,977	64,002	79,793	137,146
Operating expenses	3,160	5,189	6,470	11,120
Other	6,316	8,180	12,720	17,090

Total expenses	167,278	286,394	345,774	599,172

Net investment loss	$(160,069)	$(284,984)	$(329,229)	$(596,445)

Realized and unrealized gain (loss) on investments
Net change in realized gain (loss) on futures and forward contracts	$434,156	$(1,182,093)	$815,697	$(1,290,081)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(320,204)	247,066	(261,432)	279,260

Net gain (loss) on investments	$113,952	$(935,027)	$554,265	$(1,010,821)

Net increase (decrease) in net assets from operations	$(46,117)	$(1,220,011)	$225,036	$(1,607,266)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2017	2016
Increase (decrease) in net assets from operations
Net investment loss	$(329,229)	$(596,445)
Net realized gain (loss) on futures and forward contracts	815,697	(1,290,081)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(261,432)	279,260

Net increase (decrease) in net assets from operations	225,036	(1,607,266)

Capital share transactions
Issuance of Units	161,681	242,356
Redemption of Units	(1,195,266)	(1,270,282)

Net decrease in net assets from capital share transactions	(1,033,585)	(1,027,926)

Net decrease in net assets	(808,549)	(2,635,192)
Net assets, beginning of period	8,783,260	15,940,740

Net assets, end of period	$7,974,711	$13,305,548

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$225,036	$(1,607,266)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	(149,154)	2,474,000
Decrease (increase) in unrealized appreciation on open forward contracts	4,101	—
Decrease (increase) in futures contracts purchased	191,882	(641,839)
Increase (decrease) in unrealized depreciation on open forward contracts	(7,406)	—
Decrease (increase) in futures contracts sold	72,856	362,579
Increase (decrease) in management fees payable	(2,719)	(4,194)
Increase (decrease) in fees payable	(5,685)	(205)

Net cash provided by operating activities	328,911	583,075

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	161,681	242,356
Redemptions, net of change in redemptions payable	(2,140,677)	(1,341,865)

Net cash used in financing activities	(1,978,996)	(1,099,509)

Net decrease in cash	(1,650,085)	(516,434)
Cash, beginning of period	4,768,586	9,619,391

Cash, end of period	$3,118,501	$9,102,957

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2017 and December 31, 2016

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Due from brokers	$1,886,733	$2,149,632
Unrealized appreciation on open forward contracts	2,023	4,792
Unrealized gain on futures contracts purchased	14,090	96,648
Unrealized gain on futures contracts sold	11,047	69,382
Cash	1,525,952	2,648,829

Total assets	3,439,845	4,969,283

LIABILITIES
Unrealized depreciation on open forward contracts	3,785	9,573
Unrealized loss on futures contracts purchased	63,866	84,541
Unrealized loss on futures contracts sold	27,386	57,076
Redemptions payable	79,400	1,150,674
Management fees payable	5,174	7,448
Fees payable	148	3,885

Total liabilities	179,759	1,313,197

NET ASSETS	$3,260,086	$3,656,086

Number of Units	3,261.160	3,694.882

Net Asset Value per Unit	$999.67	$989.50

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2017

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.1%	$2,023

Total unrealized appreciation on forward contracts	0.1	2,023

Unrealized depreciation on open forward contracts Currency	(0.1)	(3,785)

Total unrealized depreciation on forward contracts	(0.1)	(3,785)

Total forward contracts, at fair value	(0.0)*%	$(1,762)

Futures contracts purchased
Currency	0.2%	$7,159
Financial	(1.0)*	(32,834)
Food & Fiber	(0.0)**	(14)
Indices	(0.7)	(24,914)
Livestock	0.0 **	730
Metals	0.0 **	97

Total futures contracts purchased	(1.5)	(49,776)

Futures contracts sold
Currency	0.1	1,675
Energy	(0.3)	(10,634)
Financial	0.1	3,720
Food & Fiber	(0.5)	(13,386)
Indices	0.0 **	631
Metals	0.0 **	1,655

Total futures contracts sold	(0.6)	(16,339)

Total futures contracts, at fair value	(2.1)%	$(66,115)

Futures and Forward Contracts by Country Composition
Australia	0.1%	$3,595
Canada	(0.2)	(7,936)
European Monetary Union	(0.1)	(4,525)
Great Britain	(0.3)	(9,443)
Japan	(0.2)	(7,269)
United States	(0.9)	(27,354)
Other	(0.5)	(14,945)

Total futures and forward contracts by country composition	(2.1)%	$(67,877)

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.1%		$4,792

Total unrealized appreciation on forward contracts	0.1		4,792

Unrealized depreciation on open forward contracts Currency	(0.2)		(9,573)

Total unrealized depreciation on forward contracts	(0.2)		(9,573)

Total forward contracts, at fair value	(0.1)%		$(4,781)

Futures contracts purchased
Currency	(0.4)%		$(13,680)
Energy	0.3		10,380
Financial	1.0	*	34,827
Food & Fiber	(0.2)		(6,327)
Indices	0.7		24,618
Metals	(1.0	)*	(37,711)

Total futures contracts purchased	0.4		12,107

Futures contracts sold
Currency	0.1		5,019
Energy	(0.2)		(5,710)
Financial	(0.3)		(9,766)
Food & Fiber	0.1		4,530
Indices	(0.2)		(8,401)
Livestock	(0.4)		(18,160)
Metals	1.2	*	44,794

Total futures contracts sold	0.3		12,306

Total futures contracts, at fair value	0.7%		$24,413

Futures and Forward Contracts by Country Composition
Australia	(0.0	)**%	$(801)
Canada	0.0	**	290
European Monetary Union	0.1		3,300
Great Britain	(0.1)		(5,471)
Japan	0.5		22,931
United States	(0.8)		(28,600)
Other	0.8		27,983

Total futures and forward contracts by country composition	0.5%		$19,632

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest income	$2,525	$618	$4,147	$1,159
Other income	501	—	3,500	—

Total investment income	3,026	618	7,647	1,159

Expenses
Selling commission	34,144	68,618	70,377	145,839
Brokerage commissions	10,022	27,893	22,142	54,016
Management fee	15,792	31,736	32,550	67,451
Operating expenses	1,280	2,573	2,639	5,469
Other	2,033	3,835	4,887	8,019

Total expenses	63,271	134,655	132,595	280,794

Net investment loss	$(60,245)	$(134,037)	$(124,948)	$(279,635)

Realized and unrealized gain (loss) on investments
Net change in realized gain (loss) on futures and forward contracts	$123,153	$(480,902)	$252,754	$(582,059)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(100,028)	100,809	(87,509)	103,371

Net gain (loss) on investments	$23,125	$(380,093)	$165,245	$(478,688)

Net increase (decrease) in net assets from operations	$(37,120)	$(514,130)	$40,297	$(758,323)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(10.94)	$(84.48)	$11.82	$(122.41)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(11.13)	$(82.03)	$10.17	$(120.66)

*	Weighted average number of Units outstanding for Series A for the Three Months Ended June 30, 2017 and June 30, 2016: 3,393.11 and 6,085.69, respectively; and for the Six Months Ended June 30, 2017 and June 30, 2016: 3,407.81 and 6,195.17, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2017	2016
Increase (decrease) in net assets from operations
Net investment loss	$(124,948)	$(279,635)
Net realized gain (loss) on futures and forward contracts	252,754	(582,059)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(87,509)	103,371

Net increase (decrease) in net assets from operations	40,297	(758,323)

Capital Share transactions
Issuance of Units	66,025	110,930
Redemption of Units	(502,322)	(770,670)

Net decrease in net assets from capital share transactions	(436,297)	(659,740)

Net decrease in net assets	(396,000)	(1,418,063)
Net assets, beginning of period	3,656,086	7,867,509

Net assets, end of period	$3,260,086	$6,449,446

Units, beginning of period	3,694.882	6,436.862
Issuance of Units	65.554	94.249
Redemption of Units	(499.276)	(676.472)

Units, end of period	3,261.160	5,854.639

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$40,297	$(758,323)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	262,899	1,019,020
Decrease (increase) in unrealized appreciation on open forward contracts	2,769	—
Decrease (increase) in futures contracts purchased	61,883	(242,799)
Increase (decrease) in unrealized depreciation on open forward contracts	(5,788)	—
Decrease (increase) in futures contracts sold	28,645	139,429
Increase (decrease) in management fees payable	(2,274)	(2,204)
Increase (decrease) in fees payable	(3,737)	(1,104)

Net cash provided by operating activities	384,694	154,019

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	66,025	110,930
Redemptions, net of change in redemptions payable	(1,573,596)	(775,021)

Net cash used in financing activities	(1,507,571)	(664,091)

Net decrease in cash	(1,122,877)	(510,072)
Cash, beginning of period	2,648,829	5,412,560

Cash, end of period	$1,525,952	$4,902,488

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2017 and December 31, 2016

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Due from brokers	$3,425,132	$3,013,079
Unrealized appreciation on open forward contracts	19,351	20,683
Unrealized gain on futures contracts purchased	72,834	158,346
Unrealized gain on futures contracts sold	36,823	95,604
Cash	1,592,549	2,119,757

Total assets	5,146,689	5,407,469

LIABILITIES
Unrealized depreciation on open forward contracts	22,902	24,520
Unrealized loss on futures contracts purchased	171,297	126,810
Unrealized loss on futures contracts sold	73,965	88,535
Redemptions payable	155,760	29,897
Management fees payable	7,546	7,991
Fees payable	594	2,542

Total liabilities	432,064	280,295

NET ASSETS	$4,714,625	$5,127,174

Number of Units	4,338.211	4,887.522

Net Asset Value per Unit	$1,086.77	$1,049.01

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2017

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.4%	$19,351

Total unrealized appreciation on forward contracts	0.4	19,351

Unrealized depreciation on open forward contracts Currency	(0.5)	(22,902)

Total unrealized depreciation on forward contracts	(0.5)	(22,902)

Total forward contracts, at fair value	(0.1)%	$(3,551)

Futures contracts purchased
Currency	0.6%	$27,221
Energy	0.0 **	194
Financial	(1.8)*	(85,558)
Food & Fiber	0.2	8,168
Indices	(1.5)*	(67,482)
Livestock	0.1	2,420
Metals	0.3	16,574

Total futures contracts purchased	(2.1)	(98,463)

Futures contracts sold
Currency	0.1	5,700
Energy	(0.5)	(25,608)
Financial	0.2	7,690
Food & Fiber	(0.6)	(25,331)
Indices	0.0 **	2,256
Metals	(0.0)**	(1,849)

Total futures contracts sold	(0.8)	(37,142)

Total futures contracts, at fair value	(2.9)%	$(135,605)

Futures and Forward Contracts by Country Composition
Australia	0.2%	$7,421
Canada	(0.5)	(24,533)
European Monetary Union	(0.3)	(12,992)
Great Britain	(0.5)	(23,699)
Japan	(0.1)	(5,172)
United States	(0.9)	(38,534)
Other	(0.9)	(41,647)

Total futures and forward contracts by country composition	(3.0)%	$(139,156)

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.4%	$20,683

Total unrealized appreciation on forward contracts	0.4	20,683

Unrealized depreciation on open forward contracts Currency	(0.5)	(24,520)

Total unrealized depreciation on forward contracts	(0.5)	(24,520)

Total forward contracts, at fair value	(0.1)%	$(3,837)

Futures contracts purchased
Currency	(0.4)%	$(22,291)
Energy	0.5	24,394
Financial	1.1 *	58,719
Food & Fiber	(0.2)	(10,963)
Indices	0.4	18,444
Metals	(0.7)	(36,767)

Total futures contracts purchased	0.7	31,536

Futures contracts sold
Currency	0.2	11,441
Energy	(0.2)	(8,210)
Financial	(0.3)	(17,210)
Food & Fiber	0.1	3,114
Indices	(0.2)	(11,676)
Livestock	(0.6)	(27,420)
Metals	1.1 *	57,030

Total futures contracts sold	0.1	7,069

Total futures contracts, at fair value	0.8%	$38,605

Futures and Forward Contracts by Country Composition
Australia	0.0 **%	$2,546
Canada	(0.1)	(5,715)
European Monetary Union	0.1	7,412
Great Britain	(0.1)	(7,470)
Japan	0.4	19,011
United States	(0.7)	(35,554)
Other	1.1 *	54,538

Total futures and forward contracts by country composition	0.7%	$34,768

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest income	$4,149	$792	$6,247	$1,568
Other income	34	—	2,651	—

Total investment income	4,183	792	8,898	1,568

Expenses
Selling commission	50,131	69,764	102,148	150,691
Brokerage commissions	24,528	42,748	52,124	83,270
Management fee	23,185	32,266	47,243	69,695
Operating expenses	1,880	2,616	3,831	5,651
Other	4,283	4,345	7,833	9,071

Total expenses	104,007	151,739	213,179	318,378

Net investment loss	$(99,824)	$(150,947)	$(204,281)	$(316,810)

Realized and unrealized gain (loss) on investments
Net change in realized gain (loss) on futures and forward contracts	$311,003	$(701,191)	$562,943	$(708,022)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(220,176)	146,257	(173,923)	175,889

Net gain (loss) on investments	$90,827	$(554,934)	$389,020	$(532,133)

Net increase (decrease) in net assets from operations	$(8,997)	$(705,881)	$184,739	$(848,943)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(1.97)	$(126.09)	$40.13	$(150.44)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$(2.50)	$(125.48)	$37.76	$(150.61)

*	Weighted average number of Units outstanding for Series B for the Three Months Ended June 30, 2017 and June 30, 2016: 4,562.72 and 5,598.12, respectively; and for the Six Months Ended June 30, 2017 and June 30, 2016: 4,603.57 and 5,643.17, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2017	2016
Increase (decrease) in net assets from operations
Net investment loss	$(204,281)	$(316,810)
Net realized gain (loss) on futures and forward contracts	562,943	(708,022)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(173,923)	175,889

Net increase (decrease) in net assets from operations	184,739	(848,943)

Capital Share transactions
Issuance of Units	95,656	131,426
Redemption of Units	(692,944)	(499,612)

Net decrease in net assets from capital share transactions	(597,288)	(368,186)

Net decrease in net assets	(412,549)	(1,217,129)
Net assets, beginning of period	5,127,174	8,073,231

Net assets, end of period	$4,714,625	$6,856,102

Units, beginning of period	4,887.522	5,799.188
Issuance of Units	88.691	97.598
Redemption of Units	(638.002)	(374.443)

Units, end of period	4,338.211	5,522.343

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$184,739	$(848,943)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	(412,053)	1,454,980
Decrease (increase) in unrealized appreciation on open forward contracts	1,332	—
Decrease (increase) in futures contracts purchased	129,999	(399,040)
Increase (decrease) in unrealized depreciation on open forward contracts	(1,618)	—
Decrease (increase) in futures contracts sold	44,211	223,150
Increase (decrease) in management fees payable	(445)	(1,990)
Increase (decrease) in fees payable	(1,948)	899

Net cash used in operating activities	(55,783)	429,056

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	95,656	131,426
Redemptions, net of change in redemptions payable	(567,081)	(566,844)

Net cash used in financing activities	(471,425)	(435,418)

Net decrease in cash	(527,208)	(6,362)
Cash, beginning of period	2,119,757	4,206,831

Cash, end of period	$1,592,549	$4,200,469

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of assets and liabilities as gross unrealized gain or loss, and any change in that amount from the prior period is reflected in the accompanying statements of operations. There exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting – Balance Sheet.

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of June 30, 2017, the Fund had on deposit $1,601,165 at ADM Investor Services, Inc. and $3,710,700 at Merrill Lynch, Pierce, Fenner & Smith. As of June 30, 2017, Series A had on deposit $645,442 at ADM Investor Services, Inc. and $1,241,291 at Merrill Lynch, Pierce, Fenner & Smith. As of June 30, 2017, Series B had on deposit $955,723 at ADM Investor Services, Inc. and $2,469,409 at Merrill Lynch, Pierce, Fenner & Smith.

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

Recently Adopted and/or Issued Accounting Pronouncements

ASU 2015-14

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for annual reporting periods beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2015-14 on the financial statements and disclosures.

ASU 2016-01

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Suptopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financial liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2016-01 on the Fund’s financial statements and disclosures.

ASU 2016-05

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). The amendments in ASU 2016-05 affect any reporting entity for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The guidance is effective for fiscal years beginning after December 15, 2016. The adoption of ASU 2016-05 is not expected to have an impact on the Fund’s financial statements.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at June 30, 2017 or December 31, 2016 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2017 and December 31, 2016:

Superfund Green, L.P.

	Balance June 30, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$21,374	$—	$21,374	$—
Futures contracts sold	47,870	47,870	—	—
Futures contracts purchased	86,924	86,924	—	—

Total Assets Measured at Fair Value	$156,168	$134,794	$21,374	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$26,687	$—	$26,687	$—
Futures contracts sold	101,351	101,351	—	—
Futures contracts purchased	235,163	235,163	—	—

Total Liabilities Measured at Fair Value	$363,201	$336,514	$26,687	$—

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$25,475	$—	$25,475	$—
Futures contracts sold	164,986	164,986	—
Futures contracts purchased	254,994	254,994	—	—

Total Assets Measured at Fair Value	$445,455	$419,980	$25,475	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$34,093	$—	$34,093	$—
Futures contracts sold	145,611	145,611	—
Futures contracts purchased	211,351	211,351	—	—

Total Liabilities Measured at Fair Value	$391,055	$356,962	$34,093	$—

Superfund Green, L.P. – Series A

	Balance June 30, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$2,023	$—	$2,023	$—
Futures contracts sold	11,047	11,047	—	—
Futures contracts purchased	14,090	14,090	—	—

Total Assets Measured at Fair Value	$27,160	$25,137	$2,023	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$3,785	$—	$3,785	$—
Futures contracts sold	27,386	27,386	—	—
Futures contracts purchased	63,866	63,866	—	—

Total Liabilities Measured at Fair Value	$95,037	$91,252	$3,785	$—

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$4,792	$—	$4,792	$—
Futures contracts sold	69,382	69,382	—
Futures contracts purchased	96,648	96,648	—	—

Total Assets Measured at Fair Value	$170,822	$166,030	$4,792	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$9,573	$—	$9,573	$—
Futures contracts sold	57,076	57,076	—
Futures contracts purchased	84,541	84,541	—	—

Total Liabilities Measured at Fair Value	$151,190	$141,617	$9,573	$—

Superfund Green, L.P. – Series B

	Balance June 30, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$19,351	$—	$19,351	$—
Futures contracts sold	36,823	36,823	—	—
Futures contracts purchased	72,834	72,834	—	—

Total Assets Measured at Fair Value	$129,008	$109,657	$19,351	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$22,902	$—	$22,902	$—
Futures contracts sold	73,965	73,965	—	—
Futures contracts purchased	171,297	171,297	—	—

Total Liabilities Measured at Fair Value	$268,164	$245,262	$22,902	$—

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$20,683	$—	$20,683	$—
Futures contracts sold	95,604	95,604	—
Futures contracts purchased	158,346	158,346	—	—

Total Assets Measured at Fair Value	$274,633	$253,950	$20,683	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$24,520	$—	$24,520	$—
Futures contracts sold	88,535	88,535	—
Futures contracts purchased	126,810	126,810	—	—

Total Liabilities Measured at Fair Value	$239,865	$215,345	$24,520	$—

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

The Fund engages in the speculative trading of futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock, and metals. ASC 815 requires entities to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Investments in commodity futures contracts are recorded in the statements of assets and liabilities as unrealized appreciation or depreciation on futures contracts purchased and futures contracts sold. Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and unrealized gain (loss) on investments in the statements of operations.

Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2017	Liability Derivatives at June 30, 2017	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$21,374	$—	$21,374
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(26,687)	(26,687)
Futures contracts	Futures contracts purchased	86,924	(235,163)	(148,239)
Futures contracts	Futures contracts sold	47,870	(101,351)	(53,481)

Totals		$156,168	$(363,201)	$(207,033)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$25,475	$—	$25,475
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(34,093)	(34,093)
Futures contracts	Futures contracts purchased	254,994	(211,351)	43,643
Futures contracts	Futures contracts sold	164,986	(145,611)	19,375

Totals		$445,455	$(391,055)	$54,400

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(58,390)	$—	$—	$(58,390)
Merrill Lynch	(148,643)	—	—	(148,643)

Totals	$(207,033)	$—	$—	$(207,033)

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(62,704)	$—	$—	$(62,704)
Merrill Lynch	117,104	—	—	117,104

Totals	$54,400	$—	$—	$54,400

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(40,183)	$17,128
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	474,339	(337,332)

Total		$434,156	$(320,204)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(196)	$3,306
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	815,893	(264,738)

Total		$815,697	$(261,432)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(7,409)	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(1,174,684)	247,066

Total		$(1,182,093)	$247,066

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives In Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$12,138	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(1,302,219)	279,260

Total		$(1,290,081)	$279,260

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$14,717	0.5		$(10,367)	(0.3)	$6,657	0.2		$(16,320)	(0.5)	$(5,313)
Currency	36,287	1.1		(1,907)	(0.1)	13,900	0.4		(6,525)	(0.2)	41,755
Financial	1,671	0.1		(120,063)	(3.7)	11,410	0.3		—	—	(106,982)
Food & Fiber	8,228	0.3		(74)	(0.0)*	7,545	0.2		(46,262)	(1.4)	(30,563)
Indices	12,266	0.4		(104,662)	(3.2)	6,636	0.2		(3,749)	(0.1)	(89,509)
Metals	19,259	0.6		(2,587)	(0.1)	7,189	0.2		(7,383)	(0.2)	16,478
Livestock	9,020	0.3		(5,870)	(0.2)	—	—		—	—	3,150
Energy	193	0.0	*	—	—	1,190	0.0	*	(37,432)	(1.1)	(36,049)

Totals	$101,641	3.1		$(245,530)	(7.5)	$54,527	1.7		$(117,671)	(3.6)	$(207,033)

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$13,481	0.2		$(14,738)	(0.2)	$11,994	0.1		$(19,355)	(0.2)	$(8,618)
Currency	2,976	0.0	*	(38,947)	(0.4)	20,015	0.2		(3,555)	(0.0)*	(19,511)
Financial	105,659	1.2		(12,113)	(0.1)	1,789	0.0	*	(28,765)	(0.3)	66,570
Food & Fiber	13,543	0.2		(30,833)	(0.4)	28,124	0.3		(20,480)	(0.2)	(9,646)
Indices	92,375	1.1		(49,313)	(0.6)	8,350	0.1		(28,427)	(0.3)	22,985
Metals	5,640	0.1		(80,118)	(0.9)	106,709	1.2		(4,885)	(0.1)	27,346
Livestock	—	—		—	—	—	—		(45,580)	(0.5)	(45,580)
Energy	34,799	0.4		(25)	(0.0)*	—	—		(13,920)	(0.2)	20,854

Totals	$268,473	3.2		$(226,087)	(2.6)	$176,981	1.9		$(164,967)	(1.8)	$54,400

*	Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the three months ended June 30, 2017, the monthly average futures and forward contracts bought was 1,757 and the monthly average futures and forward contracts sold was 324. For the six months ended June 30, 2017, the monthly average futures and forward contracts bought was 1,696 and the monthly average futures and forward contracts sold was 533. For the three months ended June 30, 2016, the monthly average futures contracts bought was 2,408 and the monthly average futures contracts sold was 2,113. For the six months ended June 30, 2016 the monthly average futures contracts bought was 2,000 and the monthly average futures and forward contracts sold was 2,113.

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(40,183)	$17,128	$(23,055)
Currency	(79,773)	75,760	(4,013)
Financial	37,159	(154,468)	(117,309)
Food & Fiber	101,616	(95,904)	5,712
Indices	697,066	(127,678)	569,388
Metals	(141,478)	13,107	(128,371)
Livestock	43,380	1,720	45,100
Energy	(183,631)	(49,869)	(233,500)

Total net trading gains (losses) in Statement of Operations	$434,156	$(320,204)	$113,952

	For the Six Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(196)	$3,306	$3,110
Currency	(189,677)	61,266	(128,411)
Financial	15,823	(173,551)	(157,728)
Food & Fiber	(31,761)	(20,917)	(52,678)
Indices	1,420,267	(112,495)	1,307,772
Metals	(75,999)	(10,869)	(86,868)
Livestock	(15,180)	48,730	33,550
Energy	(307,580)	(56,902)	(364,482)

Total net trading gains (losses) in Statement of Operations	$815,697	$(261,432)	$554,265

	For the Three Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(7,409)	$—	$(7,409)
Currency	(283,350)	(71,904)	(355,254)
Financial	364,468	174,181	538,649
Food & Fiber	115,413	(22,457)	92,956
Indices	(392,201)	(83,786)	(475,987)
Metals	(321,885)	264,713	(57,172)
Livestock	(16,140)	20,570	4,430
Energy	(640,989)	(34,251)	(675,240)

Total net trading gains (losses) in Statement of Operations	$(1,182,093)	$247,066	$(935,027)

	For the Six Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$12,138	$—	$12,138
Currency	(482,502)	48,374	(434,128)
Financial	270,157	221,240	491,397
Food & Fiber	28,205	114,281	142,486
Indices	(162,543)	(166,229)	(328,772)
Metals	(682,336)	211,561	(470,775)
Livestock	(31,100)	(2,640)	(33,740)
Energy	(242,100)	(147,327)	(389,427)

Total net trading gains (losses) in Statement of Operations	$(1,290,081)	$279,260	$(1,010,821)

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2017	Liability Derivatives at June 30, 2017	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$2,023	$—	$2,023
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(3,785)	(3,785)
Futures contracts	Futures contracts purchased	14,090	(63,866)	(49,776)
Futures contracts	Futures contracts sold	11,047	(27,386)	(16,339)

Totals		$27,160	$(95,037)	$(67,877)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$4,792	$—	$4,792
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(9,573)	(9,573)
Futures contracts	Futures contracts purchased	96,648	(84,541)	12,107
Futures contracts	Futures contracts sold	69,382	(57,076)	12,306

Totals		$170,822	$(151,190)	$19,632

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(22,321)	$—	$—	$(22,321)
Merrill Lynch	(45,556)	—	—	(45,556)

Totals	$(67,877)	$—	$—	$(67,877)

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(25,285)	$—	$—	$(25,285)
Merrill Lynch	44,917	—	—	44,917

Totals	$19,632	$—	$—	$19,632

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(7,805)	$1,607
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	130,958	(101,635)

Total		$123,153	$(100,028)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$2,510	$3,019
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	250,244	(90,528)

Total		$252,754	$(87,509)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(4,129)	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(476,773)	100,809

Total		$(480,902)	$100,809

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$3,567	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(585,626)	103,371

Total		$(582,059)	$103,371

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$(2,232)	(0.1)	$2,023	0.1		$(1,553)	(0.0)*	$(1,762)
Currency	7,549	0.2		(390)	(0.0)*	3,306	0.1		(1,631)	(0.1)	8,834
Financial	360	0.0	*	(33,194)	(1.0)	3,720	0.1		—	—	(29,114)
Food & Fiber	—	—		(14)	(0.0)*	280	0.0	*	(13,666)	(0.4)	(13,400)
Indices	3,073	0.1		(27,987)	(0.9)	1,911	0.1		(1,280)	(0.0)*	(24,283)
Metals	728	0.0	*	(631)	(0.0)*	1,830	0.1		(175)	(0.0)*	1,752
Livestock	2,380	0.1		(1,650)	(0.1)	—	—		—	—	730
Energy	—	—		—	—	—	—		(10,634)	(0.3)	(10,634)

Totals	$14,090	0.4		$(66,098)	(2.1)	$13,070	0.5		$(28,939)	(0.8)	$(67,877)

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$1,557	0.0	*	$(4,187)	(0.1)	$3,235	0.1		$(5,386)	(0.1)	$(4,781)
Currency	1,288	0.0	*	(14,968)	(0.4)	7,389	0.2		(2,370)	(0.1)	(8,661)
Financial	37,316	1.0		(2,489)	(0.1)	750	0.0	*	(10,516)	(0.3)	25,061
Food & Fiber	5,428	0.1		(11,755)	(0.3)	11,771	0.3		(7,241)	(0.2)	(1,797)
Indices	40,361	1.1		(15,743)	(0.4)	2,693	0.1		(11,094)	(0.3)	16,217
Metals	1,874	0.1		(39,585)	(1.1)	46,779	1.3		(1,985)	(0.1)	7,083
Livestock	—	—		—	—	—	—		(18,160)	(0.5)	(18,160)
Energy	10,380	0.3		—	—	—	—		(5,710)	(0.2)	4,670

Totals	$98,204	2.6		$(88,727)	(2.4)	$72,617	2.0		$(62,462)	(1.8)	$19,632

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the three months ended June 30, 2017, the monthly average futures and forward contracts bought was 517 and the monthly average futures and forward contracts sold was 91. For the six months ended June 30, 2017, the monthly average futures and forward contracts bought was 505 and the monthly average futures and forward contracts sold was 165. For the three months ended June 30, 2016, the monthly average futures contracts bought was 949 and the monthly average futures contracts sold was 736. For the six months ended June 30, 2016, the monthly average futures contracts bought was 784 and the monthly average futures contracts sold was 833.

Series A trading results by market sector:

	For the Three Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(7,805)	$1,607	$(6,198)
Currency	(23,574)	19,213	(4,361)
Financial	5,223	(42,165)	(36,942)
Food & Fiber	28,295	(32,456)	(4,161)
Indices	175,206	(31,076)	144,130
Metals	(34,739)	895	(33,844)
Livestock	12,730	(390)	12,340
Energy	(32,183)	(15,656)	(47,839)

Total net trading gains (losses) in Statement of Operations	$123,153	$(100,028)	$23,125

	For the Six Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$2,510	$3,019	$5,529
Currency	(58,475)	17,495	(40,980)
Financial	1,084	(54,174)	(53,090)
Food & Fiber	(9,438)	(11,604)	(21,042)
Indices	399,815	(40,500)	359,315
Metals	(23,187)	(5,331)	(28,518)
Livestock	(7,570)	18,890	11,320
Energy	(51,985)	(15,304)	(67,289)

Total net trading gains (losses) in Statement of Operations	$252,754	$(87,509)	$165,245

	For the Three Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(4,129)	$—	$(4,129)
Currency	(111,850)	(27,817)	(139,667)
Financial	142,722	57,242	199,964
Food & Fiber	39,332	(10,095)	29,237
Indices	(165,961)	(18,907)	(184,868)
Metals	(124,472)	103,283	(21,189)
Livestock	(7,490)	9,560	2,070
Energy	(249,054)	(12,457)	(261,511)

Total net trading gains (losses) in Statement of Operations	$(480,902)	$100,809	$(380,093)

	For the Six Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$3,567	$—	$3,567
Currency	(190,857)	20,238	(170,619)
Financial	111,723	69,561	181,284
Food & Fiber	(1,584)	47,137	45,553
Indices	(111,219)	(62,015)	(173,234)
Metals	(266,029)	81,251	(184,778)
Livestock	(9,980)	(1,040)	(11,020)
Energy	(117,680)	(51,761)	(169,441)

Total net trading gains (losses) in Statement of Operations	$(582,059)	$103,371	$(478,688)

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2017	Liability Derivatives at June 30, 2017	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$19,351	$—	$19,351
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(22,902)	(22,902)
Futures contracts	Futures contracts purchased	72,834	(171,297)	(98,463)
Futures contracts	Futures contracts sold	36,823	(73,965)	(37,142)

Totals		$129,008	$(268,164)	$(139,156)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$20,683	$—	$20,683
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(24,520)	(24,520)
Futures contracts	Futures contracts purchased	158,346	(126,810)	31,536
Futures contracts	Futures contracts sold	95,604	(88,535)	7,069

Totals		$274,633	$(239,865)	$34,768

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(36,069)	$—	$—	$(36,069)
Merrill Lynch	(103,087)	—	—	(103,087)

Totals	$(139,156)	$—	$—	$(139,156)

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(37,419)	$—	$—	$(37,419)
Merrill Lynch	72,187	—	—	72,187

Totals	$34,768	$—	$—	$34,768

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(32,378)	$15,521
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	343,381	(235,697)

Total		$311,003	$(220,176)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(2,706)	$287
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	565,649	(174,210)

Total		$562,943	$(173,923)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(3,280)	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(697,911)	146,257

Total		$(701,191)	$146,257

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$8,571	$—
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(716,593)	175,889

Total		$(708,022)	$175,889

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Futures Contracts Purchased					Futures Contacts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$14,717	0.3		$(8,135)	(0.2)	$4,634	0.1	$(14,767)	(0.3)	$(3,551)
Currency	28,738	0.6		(1,517)	(0.0)*	10,594	0.2	(4,894)	(0.1)	32,921
Financial	1,311	0.0	*	(86,869)	(1.8)	7,690	0.2	—	—	(77,868)

Food & Fiber	8,228	0.2		(60)	(0.0)*	7,265	0.2		(32,596)	(0.7)	(17,163)
Indices	9,193	0.2		(76,675)	(1.6)	4,725	0.1		(2,469)	(0.1)	(65,226)
Metals	18,531	0.4		(1,956)	(0.0)*	5,359	0.1		(7,208)	(0.2)	14,726
Livestock	6,640	0.1		(4,220)	(0.1)	—	—		—	—	2,420
Energy	193	0.0	*	—	—	1,190	0.0	*	(26,798)	(0.6)	(25,415)

Totals	$87,551	1.8		$(179,432)	(3.7)	$41,457	0.9		$(88,732)	(2.0)	$(139,156)

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contacts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$11,924	0.2		$(10,551)	(0.2)	$8,759	0.2		$(13,969)	(0.3)	$(3,837)
Currency	1,688	0.0	*	(23,979)	(0.5)	12,626	0.2		(1,185)	(0.0)*	(10,850)
Financial	68,343	1.3		(9,624)	(0.2)	1,039	0.0	*	(18,249)	(0.4)	41,509
Food & Fiber	8,115	0.2		(19,078)	(0.4)	16,353	0.3		(13,239)	(0.3)	(7,849)
Indices	52,014	1.0		(33,570)	(0.7)	5,657	0.1		(17,333)	(0.3)	6,768
Metals	3,766	0.1		(40,533)	(0.8)	59,930	1.2		(2,900)	(0.1)	20,263
Livestock	—	—		—	—	—	—		(27,420)	(0.5)	(27,420)
Energy	24,419	0.5		(25)	(0.0)*	—	—		(8,210)	(0.2)	16,184

Totals	$170,269	3.3		$(137,360)	(2.8)	$104,364	2.0		$(102,505)	(2.1)	$34,768

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the three months ended June 30, 2017, the monthly average futures and forward contracts bought was 1,240 and the monthly average futures and forward contracts sold was 233. For the six months ended June 30, 2017, the monthly average futures and forward contracts bought was 1,191 and the monthly average futures and forward contracts sold was 368. For the three months ended June 30, 2016, the monthly average futures contracts bought was 1,459 and the monthly average futures contracts sold was 1,129. For the six months ended June 30, 2016, the monthly average futures contracts bought was 1,216 and the monthly average futures contracts sold was 1,280.

Series B trading results by market sector:

	For the Three Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(32,378)	$15,521	$(16,857)
Currency	(56,199)	56,547	348
Financial	31,936	(112,303)	(80,367)
Food & Fiber	73,321	(63,448)	9,873
Indices	521,860	(96,602)	425,258
Metals	(106,739)	12,212	(94,527)
Livestock	30,650	2,110	32,760
Energy	(151,448)	(34,213)	(185,661)

Total net trading gains (losses) in Statement of Operations	$311,003	$(220,176)	$90,827

	For the Six Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,706)	$287	$(2,419)
Currency	(131,202)	43,771	(87,431)
Financial	14,739	(119,377)	(104,638)
Food & Fiber	(22,323)	(9,313)	(31,636)
Indices	1,020,452	(71,995)	948,457
Metals	(52,812)	(5,538)	(58,350)
Livestock	(7,610)	29,840	22,230
Energy	(255,595)	(41,598)	(297,193)

Total net trading gains (losses) in Statement of Operations	$562,943	$(173,923)	$389,020

	For the Three Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(3,280)	$—	$(3,280)
Currency	(171,500)	(44,087)	(215,587)
Financial	221,746	116,939	338,685
Food & Fiber	76,081	(12,362)	63,719
Indices	(226,240)	(64,879)	(291,119)
Metals	(197,413)	161,430	(35,983)
Livestock	(8,650)	11,010	2,360
Energy	(391,935)	(21,794)	(413,729)

Total net trading gains (losses) in Statement of Operations	$(701,191)	$146,257	$(554,934)

	For the Six Months Ended June 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$8,571	$—	$8,571
Currency	(291,645)	28,136	(263,509)
Financial	158,434	151,679	310,113
Food & Fiber	29,789	67,144	96,933
Indices	(51,324)	(104,214)	(155,538)
Metals	(416,307)	130,310	(285,997)
Livestock	(21,120)	(1,600)	(22,720)
Energy	(124,420)	(95,566)	(219,986)

Total net trading gains (losses) in Statement of Operations	$(708,022)	$175,889	$(532,133)

5. Due from/to brokers

Due from brokers consists of cash held at broker. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2017 and December 31, 2016, there were no amounts due to brokers.

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

8. Financial highlights

Financial highlights for the period January 1 through June 30 are as follows:

	2017		2016
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	1.1%	3.7%	(10.0)%	(11.0)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	1.1%	3.7%	(10.0)%	(11.0)%

Ratios to average partners’ capital
Operating expenses before incentive fees	3.8%	4.3%	3.9%	4.2%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	3.8%	4.3%	3.9%	4.2%

Net investment loss	(3.6)%	(4.1)%	(3.9)%	(4.2)%

Net asset value per unit, beginning of period	$989.50	$1,049.01	$1,222.26	$1,392.13

Net investment loss	(36.41)	(44.21)	(45.11)	(56.19)
Net gain (loss) on investments	46.58	81.97	(75.55)	(94.42)

Total income (loss) from operations	10.17	37.76	(120.66)	(150.61)

Net asset value per unit, end of period	$999.67	$1,086.77	$1,101.60	$1,241.52

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$11.82	$40.13	$(122.41)	$(150.44)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$10.17	$37.76	$(120.66)	$(150.61)

Financial highlights for the period April 1 through June 30 are as follows:

	2017		2016
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	(1.1)%	(0.2)%	(7.1)%	(9.3)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(1.1)%	(0.2)%	(7.1)%	(9.3)%

Ratios to average partners’ capital
Operating expenses before incentive fees	1.9%	2.1%	2.0%	2.1%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.9%	2.1%	2.0%	2.1%

Net investment loss	(1.8)%	(2.0)%	(2.0)%	(2.1)%

Net asset value per unit, beginning of period	$1,010.80	$1,089.27	$1,183.63	$1,367.00

Net investment loss	(18.05)	(22.22)	(22.04)	(27.15)
Net gain (loss) on investments	6.92	19.72	(59.99)	(98.32)

Total income (loss) from operations	(11.13)	(2.50)	(82.03)	(125.48)

Net asset value per unit, end of period	$999.67	$1,086.77	$1,101.60	$1,241.52

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period)	$(10.94)	$(1.97)	$(84.48)	$(126.09)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(11.13)	$(2.50)	$(82.03)	$(125.48)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $134,794 and $336,514, respectively, at June 30, 2017. For the Fund, gross unrealized gains and losses related to exchange-traded futures were $943,031 and $493,345, respectively, at June 30, 2016. For the Fund, gross unrealized gains and losses related to non-exchange traded forwards were $21,374 and $26,687, respectively at June 30, 2017.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $25,137 and $91,252, respectively, at June 30, 2017. For Series A, gross unrealized gains and losses related to exchange-traded futures were $364,977 and $200,680, respectively, at June 30, 2016. For Series A, gross unrealized gains and losses related to non-exchange traded forwards were $2,023 and $3,785, respectively at June 30, 2017.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $109,657 and $245,262, respectively, at June 30, 2017. For Series B, gross unrealized gains and losses related to exchange-traded futures were $578,054 and $292,665, respectively, at June 30, 2016. For Series B, gross unrealized gains and losses related to non-exchange traded forwards were $19,351 and $22,902, respectively at June 30, 2017.

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

The majority of these futures mature within one year of June 30, 2017. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2017, redemptions totaled $492,782. For the quarter ended June 30, 2017, redemptions totaled $165,080 in Series A and $327,702 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017

Series A:

Net results for the quarter ended June 30, 2017, were a loss of 1.1% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $37,120. This decrease consisted of investment income of $3,026, trading gains of $23,125 and total expenses of $63,271. Expenses included $15,792 in management fees, $1,280 in operating expenses, $34,144 in selling commissions, $10,022 in brokerage commissions and $2,033 in other expenses. At June 30, 2017 and December 31, 2016, the net asset value per Unit of Series A was $999.67 and $989.50, respectively.

Series B:

Net results for the quarter ended June 30, 2017, were a loss of 0.2% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $8,997. This decrease consisted of investment income of $4,183, trading gains of $90,827 and total expenses of $104,007. Expenses included $23,185 in management fees, $1,880 in operating expenses, $50,131 in selling commissions, $24,528 in brokerage commissions and $4,283 in other expenses. At June 30, 2017 and December 31, 2016, the net asset value per Unit of Series B was $1,086.77 and $1,049.01 respectively.

Fund results for 2nd Quarter 2017:

In June, the Fund’s managed futures strategy yielded negative performance. The Fund’s long positions in the bonds sector produced the largest losses for the Fund, as global bond prices fell on higher interest rates and hints of a reduction in quantitative easing programs. The Fund’s positions in Euro-BOBL and the Canadian 10-year bond contributed the most to these losses. The Fund’s allocation to stock indices and currencies markets helped to lessen the Fund’s negative performance. In particular, the Fund’s positions in the MSCI Taiwan, KSE Kospi and CME Australian dollar all yielded positive returns.

In May, the Fund’s managed futures strategy produced strong positive returns. The Fund’s positions in equity markets delivered the highest gains for the Fund as a result of the bullish trend in global equities. In particular, the Fund’s positions in CME Nasdaq, KSE Kospi nd FTSE China A50 all produced strong returns. The Fund’s allocations to the bonds and agricultural sectors also produced positive results. Losses attributed to the Fund’s positions in the currencies, energy and metals sectors offset some of the Fund’s gains.

In April, the Fund’s managed futures strategy produced negative results. The Fund’s allocations to the metals, energy, grains and currency sectors underperformed. The Fund’s positions in Comex silver, Euro-Bund and Euro-BOBL produced the largest negative yield as decreased demand for base metals and political movements in Europe placed a strain on performance. The Fund’s allocation to stock indices, bonds and agricultural markets helped to offset some of these losses. The Fund’s long Nasdaq 100 positions yielded positive returns the global outlook on equity markets improved. Similarly, the Fund’s long positions in CME live cattle resulted in gains for the Fund as prices surged on increased demand and higher grain prices.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2017 and December 31, 2016.

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

RECENTLY ADOPTED AND/OR ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2015-14

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for annual reporting periods beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2015-14 on the financial statements and disclosures.

ASU 2016-01

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Suptopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financial liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2016-01 on the Fund’s financial statements and disclosures.

ASU 2016-05

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). The amendments in ASU 2016-05 affect any reporting entity for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The guidance is effective for fiscal years beginning after December 15, 2016. The adoption of ASU 2016-05 is not expected to have an impact on the Fund’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended June 30, 2017.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2017:

Series A:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2017	38.454	1,004.20
May 31, 2017	46.251	1,017.57
June 30, 2017	79.430	999.67

	164.135

Series B:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2017	33.884	1,081.99
May 31, 2017	121.748	1,111.52
June 30, 2017	143.324	1,086.77

	298.956

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2017	SUPERFUND GREEN, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1