Form 10-Q
period 2017-09-30
SUPERFUND GREEN, L.P.
filed 2017-11-13
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. – Series A and Superfund Green, L.P. – Series B are included in Item 1:

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2017 and December 31, 2016

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Due from brokers	$4,193,201	$5,162,711
Unrealized appreciation on open forward contracts	—	25,475
Unrealized gain on futures contracts purchased	176,135	254,994
Unrealized gain on futures contracts sold	57,912	164,986
Cash	3,712,902	4,768,586
Other assets	680	—

Total assets	8,140,830	10,376,752

LIABILITIES
Unrealized depreciation on open forward contracts	—	34,093
Unrealized loss on futures contracts purchased	78,351	211,351
Unrealized loss on futures contracts sold	32,002	145,611
Redemptions payable	85,605	1,180,571
Management fees payable	12,421	15,439
Fees payable	1,466	6,427

Total liabilities	209,845	1,593,492

NET ASSETS	$7,930,985	$8,783,260

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2017

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	(0.2)%		$(17,623)
Energy	0.4		34,162
Financial	(0.3)		(20,305)
Food & Fiber	0.0	**	98
Indices	1.3	*	100,225
Livestock	0.0	**	220
Metals	0.0	**	1,007

Total futures contracts purchased	1.2		97,784

Futures contracts sold
Currency	0.1		9,037
Energy	0.1		9,862
Financial	0.1		10,661
Food & Fiber	(0.1)		(10,266)
Indices	(0.0	)**	(568)
Metals	0.1		7,184

Total futures contracts sold	0.3		25,910

Total futures contracts, at fair value	1.5%		$123,694

Futures contracts by country composition
Australia	0.1%		$6,272
Canada	0.0	**	2,494
European Monetary Union	0.3		19,979
Great Britain	0.0	**	3,673
Japan	0.2		15,621
United States	1.0		79,713
Other	(0.1)		(4,058)

Total futures and forward contracts by country composition	1.5%		$123,694

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.3%	$25,475

Total unrealized appreciation on forward contracts	0.3	25,475

Unrealized depreciation on open forward contracts Currency	(0.4)	(34,093)

Total unrealized depreciation on forward contracts	(0.4)	(34,093)

Total forward contracts, at fair value	(0.1)%	$(8,618)

Futures contracts purchased
Currency	(0.4)%	$(35,971)
Energy	0.4	34,774
Financial	1.1 *	93,546
Food & Fiber	(0.2)	(17,290)
Indices	0.5	43,062
Metals	(0.8)	(74,478)

Total futures contracts purchased	0.6	43,643

Futures contracts sold
Currency	0.2	16,460
Energy	(0.2)	(13,920)
Financial	(0.3)	(26,976)
Food & Fiber	0.1	7,644
Indices	(0.2)	(20,077)
Livestock	(0.5)	(45,580)
Metals	1.2 *	101,824

Total futures contracts sold	0.3	19,375

Total futures contracts, at fair value	0.9%	$63,018

Futures and forward contracts by country composition
Australia	0.0 **%	$1,745
Canada	(0.1)	(5,425)
European Monetary Union	0.1	10,712
Great Britain	(0.1)	(12,941)
Japan	0.5	41,942
United States	(0.7)	(64,154)
Other	1.1	82,521

Total futures and forward contracts by country composition	0.8%	$54,400

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest income	$8,170	$1,233	$18,564	$3,960
Other income	2	—	6,153	—

Total investment income	8,172	1,233	24,717	3,960

Expenses
Selling commission	82,077	134,200	254,602	430,730
Brokerage commissions	24,960	47,937	99,226	185,223
Management fee	37,960	62,068	117,753	199,214
Operating expenses	3,078	5,032	9,548	16,152
Other	4,275	8,625	16,995	25,715

Total expenses	152,350	257,862	498,124	857,034

Net investment loss	$(144,178)	$(256,629)	$(473,407)	$(853,074)

Realized unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$180,927	$488,261	$996,624	$(801,820)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	330,726	(339,674)	69,294	(60,414)

Net gain (loss) on investments	$511,653	$148,587	$1,065,918	$(862,234)

Net increase (decrease) in net assets from operations	$367,475	$(108,042)	$592,511	$(1,715,308)

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2017	2016
Increase (decrease) in net assets from operations
Net investment loss	$(473,407)	$(853,074)
Net realized gain (loss) on futures and forward contracts	996,624	(801,820)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	69,294	(60,414)

Net increase (decrease) in net assets from operations	592,511	(1,715,308)

Capital share transactions
Issuance of Units	239,536	349,704
Redemption of Units	(1,684,322)	(2,424,637)

Net decrease in net assets from capital share transactions	(1,444,786)	(2,074,933)

Net decrease in net assets	(852,275)	(3,790,241)
Net assets, beginning of period	8,783,260	15,940,740

Net assets, end of period	$7,930,985	$12,150,499

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$592,511	$(1,715,308)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	969,510	129,475
(Increase) decrease in futures contracts purchased	(54,141)	(227,285)
(Increase) decrease in unrealized appreciation on open forward contracts	25,475	(31,250)
Increase (decrease) in futures contracts sold	(6,535)	293,694
Increase (decrease) in unrealized depreciation on open forward contracts	(34,093)	25,255
Increase in other assets	(680)	—
Decrease in management fees payable	(3,018)	(5,673)
Decrease in fees payable	(4,961)	(3,063)

Net cash provided by (used in) operating activities	1,484,068	(1,534,155)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	239,536	349,704
Redemptions, net of change in redemptions payable	(2,779,288)	(2,295,538)

Net cash used in financing activities	(2,539,752)	(1,945,834)

Net decrease in cash	(1,055,684)	(3,479,989)
Cash, beginning of period	4,768,586	9,619,391

Cash, end of period	$3,712,902	$6,139,402

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2017 and December 31, 2016

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Due from brokers	$1,244,177	$2,149,632
Unrealized appreciation on open forward contracts	—	4,792
Unrealized gain on futures contracts purchased	33,723	96,648
Unrealized gain on futures contracts sold	17,392	69,382
Cash	1,865,322	2,648,829
Other assets	680	—

Total assets	3,161,294	4,969,283

LIABILITIES
Unrealized depreciation on open forward contracts	—	9,573
Unrealized loss on futures contracts purchased	15,809	84,541
Unrealized loss on futures contracts sold	6,372	57,076
Redemptions payable	28,223	1,150,674
Management fees payable	4,856	7,448
Fees payable	395	3,885

Total liabilities	55,655	1,313,197

NET ASSETS	$3,105,639	$3,656,086

Number of Units	3,047.464	3,694.882
Net Asset Value per Unit	$1,019.09	$989.50

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2017

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.1)%	$(3,453)
Energy	0.1	2,671
Financial	(0.2)	(6,052)
Food & Fiber	0.0 *	188
Indices	0.6	22,781
Metals	0.1	1,779

Total futures contracts purchased	0.5	17,914

Futures contracts sold
Currency	0.0 *	1,175
Energy	0.1	1,822
Financial	0.1	3,055
Food & Fiber	(0.1)	(4,504)
Indices	0.0 *	447
Metals	0.3	9,025

Total futures contracts sold	0.4	11,020

Total futures contracts, at fair value	0.9%	$28,934

Futures contracts by country composition
Australia	0.1%	$2,519
Canada	(0.0)*	(409)
European Monetary Union	0.1	4,631
Japan	0.1	2,724
United States	0.7	21,359
Other	(0.1)	(1,890)

Total futures and forward contracts by country composition	0.9%	$28,934

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.1%		$4,792

Total unrealized appreciation on forward contracts	0.1		4,792

Unrealized depreciation on open forward contracts Currency	(0.2)		(9,573)

Total unrealized depreciation on forward contracts	(0.2)		(9,573)

Total forward contracts, at fair value	(0.1)%		$(4,781)

Futures contracts purchased
Currency	(0.4)%		$(13,680)
Energy	0.3		10,380
Financial	1.0	*	34,827
Food & Fiber	(0.2)		(6,327)
Indices	0.7		24,618
Metals	(1.0	)*	(37,711)

Total futures contracts purchased	0.4		12,107

Futures contracts sold
Currency	0.1		5,019
Energy	(0.2)		(5,710)
Financial	(0.3)		(9,766)
Food & Fiber	0.1		4,530
Indices	(0.2)		(8,401)
Livestock	(0.4)		(18,160)
Metals	1.2	*	44,794

Total futures contracts sold	0.3		12,306

Total futures contracts, at fair value	0.7%		$24,413

Futures and forward contracts by country composition
Australia	(0.0	)**%	$(801)
Canada	0.0	**	290
European Monetary Union	0.1		3,300
Great Britain	(0.1)		(5,471)
Japan	0.5		22,931
United States	(0.8)		(28,600)
Other	0.8		27,983

Total futures and forward contracts by country composition	0.5%		$19,632

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest income	$2,952	$516	$7,099	$1,675
Other income	—	—	3,500	—

Total investment income	2,952	516	10,599	1,675

Expenses
Selling commission	32,404	64,940	102,781	210,779
Brokerage commissions	6,961	18,229	29,103	72,245
Management fee	14,987	30,035	47,537	97,486
Operating expenses	1,215	2,435	3,854	7,904
Other	1,302	4,184	6,189	12,203

Total expenses	56,869	119,823	189,464	400,617

Net investment loss	$(53,917)	$(119,307)	$(178,865)	$(398,942)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$20,316	$195,654	$273,070	$(386,405)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	96,810	(135,928)	9,301	(32,557)

Net gain (loss) on investments	$117,126	$59,726	$282,371	$(418,962)

Net increase (decrease) in net assets from operations	$63,209	$(59,581)	$103,506	$(817,904)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$20.26	$(10.50)	$31.37	$(136.35)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$19.42	$(11.36)	$29.59	$(132.02)

*	Weighted average number of Units outstanding for Series A for the three months ended September 30, 2017 and September 30, 2016: 3,120.43 and 5,673.76, respectively; and for the nine months ended September 30, 2017 and September 30, 2016: 3,299.02 and 5,998.73, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2017	2016
Increase (decrease) in net assets from operations
Net investment loss	$(178,865)	$(398,942)
Net realized gain (loss) on futures and forward contracts	273,070	(386,405)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	9,301	(32,557)

Net increase (decrease) in net assets from operations	103,506	(817,904)

Capital share transactions
Issuance of Units	97,830	158,812
Redemption of Units	(751,783)	(1,348,921)

Net decrease in net assets from capital share transactions	(653,953)	(1,190,109)

Net decrease in net assets	(550,447)	(2,008,013)
Net assets, beginning of period	3,656,086	7,867,509

Net assets, end of period	$3,105,639	$5,859,496

Units, beginning of period	3,694.882	6,436.862
Issuance of Units	96.993	136.965
Redemption of Units	(744.411)	(1,199.342)

Units, end of period	3,047.464	5,374.485

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$103,506	$(817,904)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	905,455	56,622
(Increase) decrease in futures contracts purchased	(5,807)	(83,511)
(Increase) decrease in unrealized appreciation on open forward contracts	4,792	(9,768)
Increase (decrease) in futures contracts sold	1,286	118,867
Increase (decrease) in unrealized depreciation on open forward contracts	(9,573)	6,970
Increase in other assets	(680)	—
Decrease in management fees payable	(2,592)	(2,939)
Decrease in fees payable	(3,490)	(1,800)

Net cash provided by (used in) operating activities	992,897	(733,463)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	97,830	158,812
Redemptions, net of change in redemptions payable	(1,874,234)	(1,237,449)

Net cash used in financing activities	(1,776,404)	(1,078,637)

Net decrease in cash	(783,507)	(1,812,100)
Cash, beginning of period	2,648,829	5,412,560

Cash, end of period	$1,865,322	$3,600,460

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2017 and December 31, 2016

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Due from brokers	$2,949,024	$3,013,079
Unrealized appreciation on open forward contracts	—	20,683
Unrealized gain on futures contracts purchased	142,412	158,346
Unrealized gain on futures contracts sold	40,520	95,604
Cash	1,847,580	2,119,757

Total assets	4,979,536	5,407,469

LIABILITIES
Unrealized depreciation on open forward contracts	—	24,520
Unrealized loss on futures contracts purchased	62,542	126,810
Unrealized loss on futures contracts sold	25,630	88,535
Redemptions payable	57,382	29,897
Management fees payable	7,565	7,991
Fees payable	1,071	2,542

Total liabilities	154,190	280,295

NET ASSETS	$4,825,346	$5,127,174

Number of Units	4,171.202	4,887.522
Net Asset Value per Unit	$1,156.82	$1,049.01

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2017

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	(0.3)%		$(14,170)
Energy	0.7		31,491
Financial	(0.3)		(14,253)
Food & Fiber	(0.0	)**	(90)
Indices	1.6	*	77,444
Livestock	0.0	**	220
Metals	(0.0	)**	(772)

Total futures contracts purchased	1.7		79,870

Futures contracts sold
Currency	0.1		7,862
Energy	0.2		8,040
Financial	0.1		7,606
Food & Fiber	(0.1)		(5,762)
Indices	(0.0	)**	(1,015)
Metals	(0.0	)**	(1,841)

Total futures contracts sold	0.3		14,890

Total futures contracts, at fair value	2.0%		$94,760

Futures contracts by country composition
Australia	0.1%		$3,753
Canada	0.1		2,903
European Monetary Union	0.2		15,348
Great Britain	0.1		3,673
Japan	0.3		12,897
United States	1.2		58,354
Other	(0.0	)**	(2,168)

Total futures and forward contracts by country composition	2.0%		$94,760

*	No individual contract position constituted one percent or greater of net assets, unless broken out above. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2016

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts Currency	0.4%	$20,683

Total unrealized appreciation on forward contracts	0.4	20,683

Unrealized depreciation on open forward contracts Currency	(0.5)	(24,520)

Total unrealized depreciation on forward contracts	(0.5)	(24,520)

Total forward contracts, at fair value	(0.1)%	$(3,837)

Futures contracts purchased
Currency	(0.4)%	$(22,291)
Energy	0.5	24,394
Financial	1.1 *	58,719
Food & Fiber	(0.2)	(10,963)
Indices	0.4	18,444
Metals	(0.7)	(36,767)

Total futures contracts purchased	0.7	31,536

Futures contracts sold
Currency	0.2	11,441
Energy	(0.2)	(8,210)
Financial	(0.3)	(17,210)
Food & Fiber	0.1	3,114
Indices	(0.2)	(11,676)
Livestock	(0.6)	(27,420)
Metals	1.1 *	57,030

Total futures contracts sold	0.1	7,069

Total futures contracts, at fair value	0.8%	$38,605

Futures and forward contracts by country composition
Australia	0.0 **%	$2,546
Canada	(0.1)	(5,715)
European Monetary Union	0.1	7,412
Great Britain	(0.1)	(7,470)
Japan	0.4	19,011
United States	(0.7)	(35,554)
Other	1.1 *	54,538

Total futures and forward contracts by country composition	0.7%	$34,768

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest income	$5,218	$717	$11,465	$2,285
Other income	2	—	2,653	—

Total investment income	5,220	717	14,118	2,285

Expenses
Selling commission	49,673	69,260	151,821	219,951
Brokerage commissions	17,999	29,708	70,123	112,978
Management fee	22,973	32,033	70,216	101,728
Operating expenses	1,863	2,597	5,694	8,248
Other	2,973	4,441	10,806	13,512

Total expenses	95,481	138,039	308,660	456,417

Net investment loss	$(90,261)	$(137,322)	$(294,542)	$(454,132)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$160,611	$292,607	$723,554	$(415,415)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	233,916	(203,746)	59,993	(27,857)

Net gain (loss) on investments	$394,527	$88,861	$783,547	$(443,272)

Net increase (decrease) in net assets from operations	$304,266	$(48,461)	$489,005	$(897,404)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$71.23	$(9.11)	$109.25	$(162.81)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)*	$70.05	$(12.11)	$107.81	$(162.72)

*	Weighted average number of Units outstanding for Series B for the three months ended September 30, 2017 and September 30, 2016: 4,271.66 and 5,316.77, respectively; and for the nine months ended September 30, 2017 and September 30, 2016: 4,475.83 and 5,511.87, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2017	2016
Increase (decrease) in net assets from operations
Net investment loss	$(294,542)	$(454,132)
Net realized gain (loss) on futures and forward contracts	723,554	(415,415)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	59,993	(27,857)

Net increase (decrease) in net assets from operations	489,005	(897,404)

Capital share transactions
Issuance of Units	141,706	190,892
Redemption of Units	(932,539)	(1,075,716)

Net decrease in net assets from capital share transactions	(790,833)	(884,824)

Net decrease in net assets	(301,828)	(1,782,228)
Net assets, beginning of period	5,127,174	8,073,231

Net assets, end of period	$4,825,346	$6,291,003

Units, beginning of period	4,887.522	5,799.188
Issuance of Units	129.531	144.137
Redemption of Units	(845.851)	(826.242)

Units, end of period	4,171.202	5,117.083

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$489,005	$(897,404)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	64,055	72,853
(Increase) decrease in futures contracts purchased	(48,334)	(143,774)
(Increase) decrease in unrealized appreciation on open forward contracts	20,683	(21,482)
Increase (decrease) in futures contracts sold	(7,821)	174,827
Increase (decrease) in unrealized depreciation on open forward contracts	(24,520)	18,285
Decrease in management fees payable	(426)	(2,734)
Decrease in fees payable	(1,471)	(1,263)

Net cash provided by (used in) operating activities	491,171	(800,692)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	141,706	190,892
Redemptions, net of change in redemptions payable	(905,054)	(1,058,089)

Net cash used in financing activities	(763,348)	(867,197)

Net decrease in cash	(272,177)	(1,667,889)
Cash, beginning of period	2,119,757	4,206,831

Cash, end of period	$1,847,580	$2,538,942

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

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

Valuation of Investments in Futures Contracts and Forward Contracts

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on a trade date-basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available.

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of September 30, 2017, the Fund had on deposit $1,354,999 at ADM Investor Services, Inc. and $2,838,202 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2017, Series A had on deposit $452,478 at ADM Investor Services, Inc. and $791,699 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2017, Series B had on deposit $902,520 at ADM Investor Services, Inc. and $2,046,504 at Merrill Lynch, Pierce, Fenner & Smith Inc.

Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC Topic 740, Income Taxes (“ASC 740”), to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2014 through 2016 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

Recently Adopted and/or Issued Accounting Pronouncements

ASU 2015-14

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for annual reporting periods beginning after December 15, 2017. Superfund Capital Management has determined that the revenue generated by the Fund is not within the scope of ASU 2014-09.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at September 30, 2017 or December 31, 2016 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2017 and December 31, 2016:

Superfund Green, L.P.

	Balance September 30, 2017	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$57,912	$57,912	$—	$—
Futures contracts purchased	176,135	176,135	—	—

Total Assets Measured at Fair Value	$234,047	$234,047	$—	$—

LIABILITIES
Futures contracts sold	$32,002	$32,002	$—	$—
Futures contracts purchased	78,351	78,351	—	—

Total Liabilities Measured at Fair Value	$110,353	$110,353	$—	$—

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$25,475	$—	$25,475	$—
Futures contracts sold	164,986	164,986	—
Futures contracts purchased	254,994	254,994	—	—

Total Assets Measured at Fair Value	$445,455	$419,980	$25,475	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$34,093	$—	$34,093	$—
Futures contracts sold	145,611	145,611	—
Futures contracts purchased	211,351	211,351	—	—

Total Liabilities Measured at Fair Value	$391,055	$356,962	$34,093	$—

Superfund Green, L.P. – Series A

	Balance September 30, 2017	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$17,392	$17,392	$—	$—
Futures contracts purchased	33,723	33,723	—	—

Total Assets Measured at Fair Value	$51,115	$51,115	$—	$—

LIABILITIES
Futures contracts sold	$6,372	$6,372	$—	$—
Futures contracts purchased	15,809	15,809	—	—

Total Liabilities Measured at Fair Value	$22,181	$22,181	$—	$—

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$4,792	$—	$4,792	$—
Futures contracts sold	69,382	69,382	—
Futures contracts purchased	96,648	96,648	—	—

Total Assets Measured at Fair Value	$170,822	$166,030	$4,792	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$9,573	$—	$9,573	$—
Futures contracts sold	57,076	57,076	—
Futures contracts purchased	84,541	84,541	—	—

Total Liabilities Measured at Fair Value	$151,190	$141,617	$9,573	$—

Superfund Green, L.P. – Series B

	Balance September 30, 2017	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$40,520	$40,520	$—	$—
Futures contracts purchased	142,412	142,412	—	—

Total Assets Measured at Fair Value	$182,932	$182,932	$—	$—

LIABILITIES
Futures contracts sold	$25,630	$25,630	$—	$—
Futures contracts purchased	62,542	62,542	—	—

Total Liabilities Measured at Fair Value	$88,172	$88,172	$—	$—

	Balance December 31, 2016	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$20,683	$—	$20,683	$—
Futures contracts sold	95,604	95,604	—
Futures contracts purchased	158,346	158,346	—	—

Total Assets Measured at Fair Value	$274,633	$253,950	$20,683	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$24,520	$—	$24,520	$—
Futures contracts sold	88,535	88,535	—
Futures contracts purchased	126,810	126,810	—	—

Total Liabilities Measured at Fair Value	$239,865	$215,345	$24,520	$—

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

Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2017	Liability Derivatives at September 30, 2017	Net
Futures contracts	Futures contracts purchased	$176,135	$(78,351)	$97,784
Futures contracts	Futures contracts sold	57,912	(32,002)	25,910

Totals		$234,047	$(110,353)	$123,694

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$25,475	$—	$25,475
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(34,093)	(34,093)
Futures contracts	Futures contracts purchased	254,994	(211,351)	43,643
Futures contracts	Futures contracts sold	164,986	(145,611)	19,375

Totals		$445,455	$(391,055)	$54,400

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$51,459	$—	$—	$51,459
Merrill Lynch	72,235	—	—	72,235

Totals	$123,694	$—	$—	$123,694

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(62,704)	$—	$—	$(62,704)
Merrill Lynch	117,104	—	—	117,104

Totals	$54,400	$—	$—	$54,400

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(13,560)	$5,313
Futures contracts	Net realized/unrealized gain on futures and forward contracts	194,487	325,413

Total		$180,927	$330,726

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(13,756)	$8,619
Futures contracts	Net realized/unrealized gain on futures and forward contracts	1,010,380	60,675

Total		$996,624	$69,294

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(13,194)	$5,995
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	501,455	(345,669)

Total		$488,261	$(339,674)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(1,056)	$5,995
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(800,764)	(66,409)

Total		$(801,820)	$(60,414)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$5,100	0.1		$(22,723)	(0.3)	$10,257	0.1	$(1,220)	(0.0	)*	$(8,586)
Financial	3,286	0.0	*	(23,591)	(0.3)	11,535	0.1	(874)	(0.0	)*	(9,644)
Food & Fiber	5,055	0.1		(4,957)	(0.1)	9,500	0.1	(19,764)	(0.2)		(10,166)
Indices	103,142	1.3		(2,917)	(0.0)*	6,105	0.1	(6,673)	(0.1)		99,657
Metals	14,983	0.2		(13,975)	(0.2)	10,275	0.1	(3,091)	(0.0	)*	8,192
Energy	44,348	0.6		(10,188)	(0.1)	10,240	0.1	(380)	(0.0	)*	44,020
Livestock	221	0.0	*	—	—	—	—	—	—		221

Totals	$176,135	2.3		$(78,351)	(1.0)	$57,912	0.6	$(32,002)	(0.3)		$123,694

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$13,481	0.2		$(14,738)	(0.2)	$11,994	0.1		$(19,355)	(0.2)	$(8,618)
Currency	2,976	0.0	*	(38,947)	(0.4)	20,015	0.2		(3,555)	(0.0)*	(19,511)
Financial	105,659	1.2		(12,113)	(0.1)	1,789	0.0	*	(28,765)	(0.3)	66,570
Food & Fiber	13,543	0.2		(30,833)	(0.4)	28,124	0.3		(20,480)	(0.2)	(9,646)
Indices	92,375	1.1		(49,313)	(0.6)	8,350	0.1		(28,427)	(0.3)	22,985
Metals	5,640	0.1		(80,118)	(0.9)	106,709	1.2		(4,885)	(0.1)	27,346
Livestock	—	—		—	—	—	—		(45,580)	(0.5)	(45,580)
Energy	34,799	0.4		(25)	(0.0)*	—	—		(13,920)	(0.2)	20,854

Totals	$268,473	3.2		$(226,087)	(2.6)	$176,981	1.9		$(164,967)	(1.8)	$54,400

*	Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the three months ended September 30, 2017, the monthly average futures and forward contracts bought was 1,209 and the monthly average futures and forward contracts sold was 259. For the nine months ended September 30, 2017, the monthly average futures and forward contracts bought was 1,534 and the monthly average futures and forward contracts sold was 442. For the three months ended September 30, 2016, the monthly average futures and forward contracts bought was 1,865 and the monthly average futures and forward contracts sold was 1,025. For the nine months ended September 30, 2016, the monthly average futures and forward contracts bought was 1,954 and the monthly average futures and forward contracts sold was 2,083.

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(13,560)	$5,313	$(8,247)
Currency	118,747	(50,341)	68,406
Financial	(18,462)	97,338	78,876
Food & Fiber	(20,038)	20,394	356
Indices	49,370	189,166	238,536
Metals	59,839	(8,286)	51,553
Livestock	(37,820)	(2,930)	(40,750)
Energy	42,851	80,072	122,923

Total net trading gains in Statement of Operations	$180,927	$330,726	$511,653

	For the Nine Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(13,756)	$8,619	$(5,137)
Currency	(70,930)	10,925	(60,005)
Financial	(2,639)	(76,213)	(78,852)
Food & Fiber	(51,799)	(523)	(52,322)
Indices	1,469,637	76,671	1,546,308
Metals	(16,160)	(19,155)	(35,315)
Livestock	(53,000)	45,800	(7,200)
Energy	(264,729)	23,170	(241,559)

Total net trading gains in Statement of Operations	$996,624	$69,294	$1,065,918

	For the Three Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(13,194)	$5,995	$(7,199)
Currency	(137,156)	108,463	(28,693)
Financial	270,122	(166,743)	103,379
Food & Fiber	91,936	(164,610)	(72,674)
Indices	215,396	85,895	301,291
Metals	188,585	(265,523)	(76,938)
Livestock	14,290	48,380	62,670
Energy	(141,718)	8,469	(133,249)

Total net trading gains (losses) in Statement of Operations	$488,261	$(339,674)	$148,587

	For the Nine Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(1,056)	$5,995	$4,939
Currency	(619,658)	156,837	(462,821)
Financial	540,279	54,497	594,776
Food & Fiber	120,141	(50,329)	69,812
Indices	52,853	(80,334)	(27,481)
Metals	(493,751)	(53,962)	(547,713)
Livestock	(16,810)	45,740	28,930
Energy	(383,818)	(138,858)	(522,676)

Total net trading losses in Statement of Operations	$(801,820)	$(60,414)	$(862,234)

Superfund Green, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2017	Liability Derivatives at September 30, 2017	Net
Futures contracts	Futures contracts purchased	$33,723	$(15,809)	$17,914
Futures contracts	Futures contracts sold	17,392	(6,372)	11,020

Totals		$51,115	$(22,181)	$28,934

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$4,792	$—	$4,792
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(9,573)	(9,573)
Futures contracts	Futures contracts purchased	96,648	(84,541)	12,107
Futures contracts	Futures contracts sold	69,382	(57,076)	12,306

Totals		$170,822	$(151,190)	$19,632

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2017 is as follows:

	Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$8,543	$—	$—	$8,543
Merrill Lynch	20,391	—	—	20,391

Totals	$28,934	$—	$—	$28,934

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(25,285)	$—	$—	$(25,285)
Merrill Lynch	44,917	—	—	44,917

Totals	$19,632	$—	$—	$19,632

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(5,288)	$1,762
Futures contracts	Net realized/unrealized gain on futures and forward contracts	25,604	95,048

Total		$20,316	$96,810

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(2,778)	$4,781
Futures contracts	Net realized/unrealized gain on futures and forward contracts	275,848	4,520

Total		$273,070	$9,301

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$595	$2,798
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	195,059	(138,726)

Total		$195,654	$(135,928)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$4,162	$2,798
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(390,567)	(35,355)

Total		$(386,405)	$(32,557)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$—	—		$(3,453)	(0.1)	$1,175	0.0	*	$—	—		$(2,278)
Financial	750	0.0	*	(6,802)	(0.2)	3,464	0.1		(409)	(0.0	)*	(2,997)
Food & Fiber	1,740	0.1		(1,552)	(0.0)*	658	0.0	*	(5,160)	(0.2)		(4,314)
Indices	23,470	0.8		(689)	(0.0)*	1,250	0.0	*	(803)	(0.0	)*	23,228
Metals	2,313	0.1		(533)	(0.0)*	9,025	0.3		—	—		10,805
Energy	5,450	0.2		(2,780)	(0.1)	1,820	0.1		—	—		4,490

Totals	$33,723	1.2		$(15,809)	(0.4)	$17,392	0.5		$(6,372)	(0.2)		$28,934

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$1,557	0.0	*	$(4,187)	(0.1)	$3,235	0.1		$(5,386)	(0.1)	$(4,781)
Currency	1,288	0.0	*	(14,968)	(0.4)	7,389	0.2		(2,370)	(0.1)	(8,661)
Financial	37,316	1.0		(2,489)	(0.1)	750	0.0	*	(10,516)	(0.3)	25,061
Food & Fiber	5,428	0.1		(11,755)	(0.3)	11,771	0.3		(7,241)	(0.2)	(1,797)
Indices	40,361	1.1		(15,743)	(0.4)	2,693	0.1		(11,094)	(0.3)	16,217
Metals	1,874	0.1		(39,585)	(1.1)	46,779	1.3		(1,985)	(0.1)	7,083
Livestock	—	—		—	—	—	—		(18,160)	(0.5)	(18,160)
Energy	10,380	0.3		—	—	—	—		(5,710)	(0.2)	4,670

Totals	$98,204	2.6		$(88,727)	(2.4)	$72,617	2.0		$(62,462)	(1.8)	$19,632

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the three months ended September 30, 2017, the monthly average futures and forward contracts bought was 341 and the monthly average futures and forward contracts sold was 68. For the nine months ended September 30, 2017, the monthly average futures and forward contracts bought was 450 and the monthly average futures and forward contracts sold was 133. Series A monthly contract volume: For the three months ended September 30, 2016, the monthly average futures and forward contracts bought was 708 and the monthly average futures and forward contracts sold was 396. For the nine months ended September 30, 2016, the monthly average futures and forward contracts bought was 758 and the monthly average futures and forward contracts sold was 687.

Series A trading results by market sector:

	For the Three Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(5,288)	$1,762	$(3,526)
Currency	26,426	(11,112)	15,314
Financial	(2,945)	26,117	23,172
Food & Fiber	(8,944)	9,083	139
Indices	2,802	47,511	50,313
Metals	6,969	9,052	16,021
Livestock	(8,920)	(730)	(9,650)
Energy	10,216	15,127	25,343

Total net trading gains in Statement of Operations	$20,316	$96,810	$117,126

	For the Nine Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,778)	$4,781	$2,003
Currency	(32,049)	6,383	(25,666)
Financial	(1,861)	(28,057)	(29,918)
Food & Fiber	(18,382)	(2,521)	(20,903)
Indices	402,617	7,011	409,628
Metals	(16,218)	3,721	(12,497)
Livestock	(16,490)	18,160	1,670
Energy	(41,769)	(177)	(41,946)

Total net trading gains in Statement of Operations	$273,070	$9,301	$282,371

	For the Three Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$595	$2,798	$3,393
Currency	(52,810)	44,003	(8,807)
Financial	91,195	(50,962)	40,233
Food & Fiber	37,813	(67,648)	(29,835)
Indices	80,549	22,888	103,437
Metals	83,778	(105,869)	(22,091)
Livestock	9,320	15,800	25,120
Energy	(54,786)	3,062	(51,724)

Total net trading gains (losses) in Statement of Operations	$195,654	$(135,928)	$59,726

	For the Nine Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$4,162	$2,798	$6,960
Currency	(243,667)	64,241	(179,426)
Financial	202,918	18,599	221,517
Food & Fiber	36,229	(20,511)	15,718
Indices	(30,670)	(39,127)	(69,797)
Metals	(182,251)	(24,618)	(206,869)
Livestock	(660)	14,760	14,100
Energy	(172,466)	(48,699)	(221,165)

Total net trading losses in Statement of Operations	$(386,405)	$(32,557)	$(418,962)

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2017	Liability Derivatives at September 30, 2017	Net
Futures contracts	Futures contracts purchased	$142,412	$(62,542)	$79,870
Futures contracts	Futures contracts sold	40,520	(25,630)	14,890

Totals		$182,932	$(88,172)	$94,760

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statements of assets and liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$20,683	$—	$20,683
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(24,520)	(24,520)
Futures contracts	Futures contracts purchased	158,346	(126,810)	31,536
Futures contracts	Futures contracts sold	95,604	(88,535)	7,069

Totals		$274,633	$(239,865)	$34,768

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$42,916	$—	$—	$42,916
Merrill Lynch	51,844	—	—	51,844

Totals	$94,760	$—	$—	$94,760

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

	Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(37,419)	$—	$—	$(37,419)
Merrill Lynch	72,187	—	—	72,187

Totals	$34,768	$—	$—	$34,768

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(8,272)	$3,551
Futures contracts	Net realized/unrealized gain on futures and forward contracts	168,883	230,365

Total		$160,611	$233,916

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(10,978)	$3,838
Futures contracts	Net realized/unrealized gain on futures and forward contracts	734,532	56,155

Total		$723,554	$59,993

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Gain (Loss) on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(13,789)	$3,197
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	306,396	(206,943)

Total		$292,607	$(203,746)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(5,218)	$3,197
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(410,197)	(31,054)

Total		$(415,415)	$(27,857)

Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$5,100	0.1		$(19,270)	(0.4)	$9,082	0.2		$(1,220)	(0.0)*	$(6,308)
Financial	2,536	0.1		(16,789)	(0.3)	8,071	0.2		(465)	(0.0)*	(6,647)
Food & Fiber	3,315	0.1		(3,405)	(0.1)	8,842	0.2		(14,604)	(0.3)	(5,852)
Indices	79,672	1.7		(2,228)	(0.0)*	4,855	0.1		(5,870)	(0.1)	76,429
Metals	12,670	0.3		(13,442)	(0.3)	1,250	0.0	*	(3,091)	(0.1)	(2,613)
Energy	38,898	0.8		(7,408)	(0.2)	8,420	0.2		(380)	(0.0)*	39,530
Livestock	221	0.0	*	—	—	—	—		—	—	221

Totals	$142,412	3.1		$(62,542)	(1.3)	$40,520	0.9		$(25,630)	(0.5)	$94,760

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contacts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$11,924	0.2		$(10,551)	(0.2)	$8,759	0.2		$(13,969)	(0.3)	$(3,837)
Currency	1,688	0.0	*	(23,979)	(0.5)	12,626	0.2		(1,185)	(0.0)*	(10,850)
Financial	68,343	1.3		(9,624)	(0.2)	1,039	0.0	*	(18,249)	(0.4)	41,509
Food & Fiber	8,115	0.2		(19,078)	(0.4)	16,353	0.3		(13,239)	(0.3)	(7,849)
Indices	52,014	1.0		(33,570)	(0.7)	5,657	0.1		(17,333)	(0.3)	6,768
Metals	3,766	0.1		(40,533)	(0.8)	59,930	1.2		(2,900)	(0.1)	20,263
Livestock	—	—		—	—	—	—		(27,420)	(0.5)	(27,420)
Energy	24,419	0.5		(25)	(0.0)*	—	—		(8,210)	(0.2)	16,184

Totals	$170,269	3.3		$(137,360)	(2.8)	$104,364	2.0		$(102,505)	(2.1)	$34,768

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the three months ended September 30, 2017, the monthly average futures and forward contracts bought was 867 and the monthly average futures and forward contracts sold was 191. For the nine months ended September 30, 2017, the monthly average futures and forward contracts bought was 1,083 and the monthly average futures and forward contracts sold was 309. For the three months ended September 30, 2016, the monthly average futures and forward contracts bought was 1,157 and the monthly average futures and forward contracts sold was 629. For the nine months ended September 30, 2016, the monthly average futures and forward contracts bought was 1,196 and the monthly average futures and forward contracts sold was 1,063.

Series B trading results by market sector:

	For the Three Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(8,272)	$3,551	$(4,721)
Currency	92,321	(39,229)	53,092
Financial	(15,517)	71,221	55,704
Food & Fiber	(11,094)	11,311	217
Indices	46,568	141,655	188,223
Metals	52,870	(17,338)	35,532
Livestock	(28,900)	(2,200)	(31,100)
Energy	32,635	64,945	97,580

Total net trading gains in Statement of Operations	$160,611	$233,916	$394,527

	For the Nine Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(10,978)	$3,838	$(7,140)
Currency	(38,881)	4,542	(34,339)
Financial	(778)	(48,156)	(48,934)
Food & Fiber	(33,417)	1,998	(31,419)
Indices	1,067,020	69,660	1,136,680
Metals	58	(22,876)	(22,818)
Livestock	(36,510)	27,640	(8,870)
Energy	(222,960)	23,347	(199,613)

Total net trading gains in Statement of Operations	$723,554	$59,993	$783,547

	For the Three Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(13,789)	$3,197	$(10,592)
Currency	(84,346)	64,460	(19,886)
Financial	178,927	(115,781)	63,146
Food & Fiber	54,123	(96,962)	(42,839)
Indices	134,847	63,007	197,854
Metals	104,807	(159,654)	(54,847)
Livestock	4,970	32,580	37,550
Energy	(86,932)	5,407	(81,525)

Total net trading gains (losses) in Statement of Operations	$292,607	$(203,746)	$88,861

	For the Nine Months Ended September 30, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(5,218)	$3,197	$(2,021)
Currency	(375,991)	92,596	(283,395)
Financial	337,361	35,898	373,259
Food & Fiber	83,912	(29,818)	54,094
Indices	83,523	(41,207)	42,316
Metals	(311,500)	(29,344)	(340,844)
Livestock	(16,150)	30,980	14,830
Energy	(211,352)	(90,159)	(301,511)

Total net trading losses in Statement of Operations	$(415,415)	$(27,857)	$(443,272)

5. Due from/to brokers

Due from brokers consists of cash held at broker. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2017 and December 31, 2016, there were no amounts due to brokers.

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

8. Financial highlights

Financial highlights for the period January 1 through September 30 are as follows:

	2017		2016
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	3.1%	10.5%	(11.1)%	(11.9)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	3.1%	10.5%	(11.1)%	(11.9)%

Ratios to average partners’ capital
Operating expenses before incentive fees	5.6%	6.2%	5.8%	6.3%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	5.6%	6.2%	5.8%	6.3%

Net investment loss	(5.3)%	(5.9)%	(5.7)%	(6.2)%

Net asset value per unit, beginning of period	$989.50	$1,049.01	$1,222.26	$1,392.13
Net investment loss	(53.75)	(65.43)	(66.25)	(82.22)
Net gain (loss) on investments	83.34	173.24	(65.77)	(80.50)

Total income (loss) from operations	29.59	107.81	(132.02)	(162.72)

Net asset value per unit, end of period	$1,019.09	$1,156.82	$1,090.24	$1,229.41

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$31.37	$109.25	$(136.35)	$(162.81)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$29.59	$107.81	$(132.02)	$(162.72)

Financial highlights for the period July 1 through September 30 are as follows:

	2017		2016
	Series A	Series B	Series A	Series B
Total Return*
Total return before incentive fees	2.0%	6.6%	(1.2)%	(1.1)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	2.0%	6.6%	(1.2)%	(1.1)%

Ratios to average partners’ capital
Operating expenses before incentive fees	1.8%	2.0%	1.9%	2.0%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.8%	2.0%	1.9%	2.0%

Net investment loss	(1.7)%	(1.9)%	(1.9)%	(2.0)%

Net asset value per unit, beginning of period	$999.67	$1,086.77	$1,101.60	$1,241.52
Net investment loss	(17.23)	(21.23)	(21.04)	(25.80)
Net gain on investments	36.65	91.28	9.68	13.69

Total income (loss) from operations	19.42	70.05	(11.36)	(12.11)

Net asset value per unit, end of period	$1,019.09	$1,156.82	$1,090.24	$1,229.41

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$20.26	$71.23	$(10.50)	$(9.11)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$19.42	$70.05	$(11.36)	$(12.11)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $234,047 and $110,353, respectively at September 30, 2017. For the Fund, gross unrealized gains and losses related to exchange-traded futures were $657,205 and $553,188, respectively at September 30, 2016. For the Fund, gross unrealized gains and losses related to non-exchange traded forwards were $31,250 and $25,255, respectively, at September 30, 2016.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $51,115 and $22,181, respectively at September 30, 2017. For Series A, gross unrealized gains and losses related to exchange-traded futures were $245,786 and $220,215, respectively at September 30, 2016. For Series A, gross unrealized gains and losses related to non-exchange traded forwards were $9,768 and $6,970, respectively, at September 30, 2016.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $182,932 and $88,172, respectively at September 30, 2017. For Series B, gross unrealized gains and losses related to exchange-traded futures were $411,419 and $332,973, respectively at September 30, 2016. For Series B, gross unrealized gains and losses related to non-exchange traded forwards were $21,482 and $18,285, respectively, at September 30, 2016.

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

The majority of these futures and forwards mature within one year of September 30, 2017. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2017, redemptions totaled $489,056 in the Fund. For the quarter ended September 30, 2017, redemptions totaled $249,461 in Series A and $239,595 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017

Series A:

Net results for the quarter ended September 30, 2017, were a gain of 2.0% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $63,209. This increase consisted of investment income of $2,952, trading gains of $117,126 and total expenses of $56,869. Expenses included $14,987 in management fees, $1,215 in operating expenses, $32,404 in selling commissions, $6,961 in brokerage commissions and $1,302 in other expenses. At September 30, 2017 and December 31, 2016, the net asset value per Unit of Series A was $1,019.09 and $999.67, respectively.

Series B:

Net results for the quarter ended September 30, 2017, were a gain of 6.6% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $304,266. This increase consisted of investment income of $5,220, trading gains of $394,527 and total expenses of $95,481. Expenses included $22,973 in management fees, $1,863 in operating expenses, $49,673 in selling commissions, $17,999 in brokerage commissions and $2,973 in other expenses. At September 30, 2017 and December 31, 2016, the net asset value per Unit of Series B was $1,156.82 and $1,049.01 respectively.

Fund results for 3rd Quarter 2017:

In September, the Fund’s managed futures strategy yielded slightly negative returns. The Fund’s allocation to the metals sector, particularly its long positions in Comex gold, produced negative results as gold experienced its worst performing month of 2017. Other negatively performing sectors for the Fund included the bonds, currencies, grains, and agricultural markets sectors as markets proved volatile on geopolitical tensions and economic announcements. Helping to partially offset these returns, the Fund’s positions in stock indices and energy produced positive results. The Fund’s long positions in stock indices took advantage of the bullish trend experienced by almost all major indices this month.

In August, the Fund’s managed futures strategy produced positive results, relying on strong performance in the bonds sector as prices gained amid increased tensions between the U.S. and North Korea and unchanging interest rates from major global players. The Fund’s allocation to the metals sector, particularly positions in LME copper and aluminum, also yielded positive returns as base metals rallied on stronger demand from China. The Fund’s positions in stock indices, currencies and energy produced negative returns.

In July, the Fund’s managed futures strategy produced strong positive returns, led by the Fund’s allocations to stock indices. In particular, the Fund’s long positions in the Hang Seng Index yielded strong results as positive economic news in China, coupled with decreased restrictions on investments on the mainland, benefited Chinese equity markets. The Fund’s positions in the currencies sector also performed positively. The Fund’s long positions in the Australian dollar yielded positive results on the back of a strengthening local economy and a weakening U.S. dollar. The Fund’s long positions in the energy sector also produced positive returns amid a decrease in global oil supply. The Fund’s positions in the bonds, grains, metals, and agricultural markets all produced negative results, but were not enough to offset the Fund’s positive performance.

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

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.

In addition to market risk, in entering into futures contracts, there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

OFF-BALANCE SHEET ARRANGEMENTS

The Fund does not engage in off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2017 and December 31, 2016.

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

RECENTLY ADOPTED AND/OR ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2015-14

In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for annual reporting periods beginning after December 15, 2017. Superfund Capital Management has determined that the revenue generated by the Fund is not within the scope of ASU 2014-09.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended September 30, 2017.

(c) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2017:

Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2017	130.700	1,015.57
August 31, 2017	86.741	1,020.30
September 30, 2017	27.694	1,019.09

	246.135

Series B:
Month	Units Redeemed	NAV per Unit ($)
July 31, 2017	58.811	1,137.20
August 31, 2017	99.436	1,159.88
September 30, 2017	49.602	1,156.82

	207.849

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2017	SUPERFUND GREEN, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

By: /s/ Nigel James
Nigel James
President and Principal Executive Officer

By: /s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer