Form 10-K
period 2017-12-31
SUPERFUND GREEN, L.P.
filed 2018-04-02
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The Fund itself has no employees. Rather it is operated by Superfund Capital Management. Superfund Capital Management employs approximately four people on a full-time basis.

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

As of February 28, 2018, there were 147 holders of Series A Units and 305 holders of Series B Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Fund during 2017 or 2016. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus dated May 1, 2013, included within the Registration Statement on Form S-1 (File No. 333-184998), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2017:

Series A:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2017	39.308	1,083.89
November 30, 2017	10.843	1,082.43
December 31, 2017	24.705	1,099.78

Total	74.856

Series B:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2017	42.551	1,302.80
November 30, 2017	70.041	1,307.33
December 31, 2017	102.718	1,359.98

Total	215.310

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002, and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended on May 1, 2014. For the year ended December 31, 2017, redemptions totaled $2,052,534 for the Fund as a whole, $833,296 in Series A and $1,219,238 in Series B.

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

Results of Operations

2017

Series A:

Net results for the year ended December 31, 2017, were a gain of 11.4% in net asset value compared to the preceding year. In this period, Series A experienced a net increase in net assets from operations of $ 349,756. This increase consisted of investment income of $9,452, other income of $3,500, trading gain of $548,388 and total expenses of $211,584. Expenses included $62,910 in management fees, $5,100 in operating expenses, $136,019 in selling commissions, and $7,555 in other expenses. At December 31, 2017 and December 31, 2016, the net asset value per Unit of Series A was $1,099.78 and $989.50, respectively.

Series B:

Net results for the year ended December 31, 2017, were a gain of 30.2% in net asset value compared to the preceding year. In this period, Series B experienced a net increase in net assets from operations of $1,334,428. This increase consisted of investment income of $19,590, trading gains of $1,639,006 and total expenses of $324,168. Expenses included $95,715 in management fees, $7,761 in operating expenses, $206,953 in selling commissions, and $13,739 in other expenses. At December 31, 2017 and December 31, 2016, the net asset value per Unit of Series B was $1,359.98 and $1,049.03, respectively.

Fund results for the 4th Quarter 2017:

In December, the Fund’s managed futures strategy produced positive returns as encouraging returns in the stock indices sector led the way as Asian equities reaffirmed their status as this year’s best performing markets. Long positions in energy benefited from the renewed vigor in oil futures prices, as brent crude traded above $65 a barrel for the first time since 2015. Likewise, the currency sector was boosted by the strong performance on the Australian Dollar, as strong November employment data strengthened the likelihood of policy tightening by its central bank. The fund’s overall performance was slightly dented by the struggling bonds sector, which is now being heavily pressured by the favorable outlook in equity markets.

In November, the Fund’s managed futures strategy produced negative returns as encouraging returns in the bonds and stock indices sector were overshadowed by losses incurred in the currencies, metals, and agricultural markets sectors. Stock indices proved to be our best performing sector this month, as investors’ excitement picked up following signs of the Senate’s progress on a package of tax cuts. Long positions held in the metals sector, particularly gold, once again dented the fund’s overall returns as gold fell some 3.7% for the month of November. Likewise, our short positions on soybean meal returned losses, as the market surged on news of anticipated damages to the upcoming Argentinean crop.

In October, the Fund’s managed futures strategy produced positive returns, on the back of a strengthening US economy and a surging dollar, as positions in stock indices and energy markets proved favorable to the Fund. The fund’s returns in stock indices stood head and shoulders above the rest, as the Dow Jones Industrial Average broke the 23,000 point threshold for the first time in its history. The Nasdaq 100, KOSPI 200, and the Dow Jones Industrial Average were the fund’s strongest performers this month. With energy markets benefiting from the return of geopolitical tensions in the sector, the fund likewise was able to take advantage of the upward tick in prices.

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

In May, the Fund’s managed futures strategy produced strong positive returns. The Fund’s positions in equity markets delivered the highest gains for the Fund as a result of the bullish trend in global equities. In particular, the Fund’s positions in CME Nasdaq, KSE Kospi and FTSE China A50 all produced strong returns. The Fund’s allocations to the bonds and agricultural sectors also produced positive results. Losses attributed to the Fund’s positions in the currencies, energy and metals sectors offset some of the Fund’s gains.

In April, the Fund’s managed futures strategy produced negative results. The Fund’s allocations to the metals, energy, grains and currency sectors underperformed. The Fund’s positions in Comex silver, Euro-Bund and Euro-BOBL produced the largest negative yield as decreased demand for base metals and political movements in Europe placed a strain on performance. The Fund’s allocation to stock indices, bonds and agricultural markets helped to offset some of these losses. The Fund’s long Nasdaq 100 positions yielded positive returns as the global outlook on equity markets improved. Similarly, the Fund’s long positions in CME live cattle resulted in gains for the Fund as prices surged on increased demand and higher grain prices.

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

2016

Series A:

Net results for the year ended December 31, 2016, were a loss of 20.0% in net asset value compared to the preceding year. In this period, Series A experienced a net decrease in net assets from operations of $1,343,866. This decrease consisted of investment income of $2,447, trading losses of $938,701 and total expenses of $407,612. Expenses included $121,417 in management fees, $9,844 in operating expenses, $262,522 in selling commissions, and $13,829 in other expenses. At December 31, 2016 and December 31, 2015, the net asset value per Unit of Series A was $989.50 and $1,222.26, respectively.

Series B:

Net results for the year ended December 31, 2016, were a loss of 25.1% in net asset value compared to the preceding year. In this period, Series B experienced a net decrease in net assets from operations of $1,812,922. This decrease consisted of investment income of $3,344, trading losses of $1,388,710 and total expenses of $427,556. Expenses included $126,973 in management fees, $10,295 in operating expenses, $274,534 in selling commissions, and $15,754 in other expenses. At December 31, 2016 and December 31, 2015, the net asset value per Unit of Series B was $1,049.03 and $1,392.13, respectively.

Fund results for the 4th Quarter 2016:

In December, the Fund’s managed futures strategy produced results as positions in the currencies, grains, energy, metals and agricultural sectors proved unfavorable to the Fund. The Fund’s positions in CBT soybeans yielded negative returns as price declines resulted from a large surplus in South American. Similarly, the Fund’s positions in LME lead suffered as a rising surplus and lower demand led to falling prices. The Fund was able to offset some of these losses by taking advantage of rising equity markets. In particular, the Fund’s positions in the Canada’s S&P 60 Index generated positive returns. The Fund’s allocation to bond markets also yielded positive results, with the Fund’s positions in the Euro Bobl benefitting from the European Central Bank’s (“ECB”) decision to continue its bond buying program.

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

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2017 and December 31, 2016.

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

Recently Adopted and/or Issued Accounting Pronouncements

ASU 2016-01

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financials liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. The Fund adopted ASU 2016-01 as of January 1, 2018, and the adoption did not have a material impact on its financial statements.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

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

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework in 2013. Based on its assessment, management has concluded that, as of December 31, 2017, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

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

Item 9B. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2017 that was not reported on Form 8-K.

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

CRAIG BRANDAN SEAN LUCAS, age 36, was appointed as Managing Director of Superfund Capital Management on February 26, 2018. He has been registered with the National Futures Association (“NFA”) as an associate member and an associated person of Superfund Capital Management since March 1, 2018, and his registrations with the NFA as a principal and a swap associated person of Superfund Capital Management are currently pending. Mr. Lucas has been an employee of various affiliates of Superfund Capital Management since October 2006, except for a brief interruption of his tenure during which Mr. Lucas took time off work from December 2017 to February 2018. Mr. Lucas started as a Trader in October 2006, placing and checking orders to stock exchanges and FCM’s as well as working on market research. The job also involved operational risk assessment. This was with one of Superfund Capital Management’s affiliate companies named Superfund Trade Execution Limited which was an affiliate that handled order executions. Mr. Lucas rose in the Superfund Group of affiliated companies over the last 11 years to his current position. Mr. Lucas remained employed with Superfund Trade Execution Ltd until December 2010. He became Senior Trader in January 2011 with Superfund Brokerage Services, Inc. Mr. Lucas was registered with the NFA as an associate member and an associated person of Superfund Brokerage Services Inc. from August 2014 to December 2017, during which time he served as the Head of Trading and supervised all trading and execution operations for Superfund Brokerage Services, Inc. Mr. Lucas has extensive experience in trading operations and strategic planning. Mr. Lucas has been instrumental in organizing funds for the Superfund group of affiliated companies in several jurisdictions. Mr. Lucas possesses significant managerial experience and is highly experienced in working with people of different nationalities, cultures and languages. Mr. Lucas graduated, with honors, from the University Of Manchester, United Kingdom, in 2004 with a Bachelor’s Degree in Economics, specializing in Accounting & Finance. Mr. Lucas speaks French, English and Seychelles Creole, is a citizen of the Seychelles and a resident of Grenada, West Indies.

JIM JAMES DOUGLAS, age 40, was appointed Principal Financial Officer of Superfund Capital Management on March 8th, 2018. He has been registered with the NFA as an associate member and an associated person of Superfund Capital Management since August 15th, 2014, and as a swap associated person since August 18th, 2014. Mr. Douglas has been employed with Superfund Capital Management since April 2012, first as a Junior Trader then as an Assistant and Fund Accountant in the back-office department; he supervised all back-office operations from October 2014 to October 2015. Mr. Douglas graduated with honors from Alice Lloyd College in Kentucky, USA, in 2004 with a Bachelor’s Degree in Business, concentrating in Accounting. He further graduated from Keller Graduate School of Management in North Carolina, USA, in 2010, with a Master of Business Administration, concentrating in Accounting. Mr. Douglas is a citizen and resident of Grenada, West Indies.

CHRISTIAN BAHA, age 49, is Superfund Capital Management’s founder and ultimate sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which was listed on the Vienna Stock Exchange in March 2001. He was listed as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, from November 20, 2009 until November 26, 2011. He was registered as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, effective as of July 23, 1999 and June 24, 1997, respectively, until it withdrew its registration on July 12, 2012. He was registered as an associated person and listed as a principal of Superfund Asset Management LLC, a CFTC registered introducing broker, effective as of June 11, 2012 and April 26, 2012, respectively, positions which he held until August 20, 2013. He has been listed as a principal of Superfund Capital Management since May 9, 2001. He was registered as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management because he indirectly, through holding companies, owns 100% of its equity securities. Mr. Baha was also listed as a principal of Superfund USA, Inc., a former broker dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because he is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

Security Ownership of Management

As of March 31, 2017, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2017, Superfund Capital Management owned 185.598 Units of Series A (non-voting), representing 6.13% of the total issued Units of Series A, and 222.064 Units of Series B (non-voting), representing 5.42% of the total issued Units of Series B, having a combined value of $ 506,122. Selling commissions over the 10% threshold in the amount of $6,850 were rebated to Superfund Capital Management during this period through the purchase of 6.6816 Units of Series A and selling commissions over the 10% threshold in the amount of $9,177 were rebated to Superfund Capital Management during this period through the purchase of 8.024 Units of Series B. See Note 6 of the audited financial statements. Superfund Capital Management did not make any other contributions to either Series during this period. Superfund Capital Management’s ownership of Units of Series A and Series B is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the ultimate beneficial holder of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13. Certain Relationships And Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance,” “Item 11 Executive Compensation” and “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In 2017, the Series A management fees totaled $62,910, the Series A selling commissions totaled $136,019 and the Series A brokerage commissions totaled $39,891. In 2017, the Series B management fees totaled $95,715, the Series B selling commissions totaled $206,953 and the Series B brokerage commissions totaled $98,741. In 2016, the Series A management fees totaled $121,417, the Series A selling commissions totaled $262,522 and the Series A brokerage commissions totaled $88,159. In 2016, the Series B management fees totaled $126,973, the Series B selling commissions totaled $274,534 and the Series B brokerage commissions totaled $139,005.

Item 14. Principal Accounting Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by RSM US LLP in connection with its audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2017 and December 31, 2016, were approximately $116,000 and $100,000, respectively.

Audit-Related Fees

There were no audit-related fees other than disclosed above for services rendered by RSM US LLP for the years ended December 31, 2017 and December 31, 2016.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by RSM US LLP for the years ended December 31, 2017 and December 31, 2016.

All Other Fees

There were no other fees for products or services provided by RSM US LLP for the years ended December 31, 2017 and December 31, 2016.

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

Report of Independent Registered Public Accounting Firm

To the Partners

Superfund Green, L.P. – Series A and Superfund Green, L.P. – Series B

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the consolidated condensed schedules of investments, of Superfund Green, L.P., Superfund Green, L.P. – Series A and Superfund Green, L.P. – Series B (collectively, the Funds) as of December 31, 2017 and 2016, the related statements of operations, changes in net assets and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Funds as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on the Funds’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ RSM US LLP

We have served as the Funds’ auditor since 2013.

Chicago, Illinois

March 30, 2018

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

As of December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016
ASSETS
Due from brokers	$3,146,140	$5,162,711
Unrealized appreciation on open forward contracts	—	25,475
Unrealized gain on futures contracts purchased	304,814	254,994
Unrealized gain on futures contracts sold	111,436	164,986
Cash	5,559,722	4,768,586

Total assets	9,122,112	10,376,752

LIABILITIES
Unrealized depreciation on open forward contracts	—	34,093
Unrealized loss on futures contracts purchased	103,106	211,351
Unrealized loss on futures contracts sold	99,629	145,611
Redemptions payable	166,865	1,180,571
Management fees payable	13,794	15,439
Fees payable	2,766	6,427

Total liabilities	386,160	1,593,492

NET ASSETS	$8,735,952	$8,783,260

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of Net Assets	Fair Value
Futures Contracts Purchased
Currency	0.6%	$51,395
Energy	0.8	67,127
Financial	(0.6)	(56,707)
Food & Fiber	(0.2)	(15,566)
Indices	0.9	77,999
Metals	0.9	77,460

Total futures contracts purchased	2.4	201,708

Futures Contracts Sold
Currency	0.2	13,660
Energy	(0.4)	(37,243)
Financial	0.3	25,499
Food & Fiber	0.0 **	(816)
Indices	0.2	18,185
Livestock	0.0 **	340
Metals	(0.1)	(7,818)

Total futures contracts sold	0.2	11,807

Total futures contracts, at fair value	2.6%	$213,515

Futures and Forward Contracts by Country Composition
Australia	0.0 **%	$(3,670)
Canada	0.0 **	(2,885)
European Monetary Union	0.1	10,942
Great Britain	0.3	26,052
Japan	0.2	19,012
United States	1.8 *	159,128
Other	0.1	4,936

Total futures and forward contracts by country composition	2.5%	$213,515

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

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

SUPERFUND GREEN, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2017 and December 31, 2016

	2017	2016
Investment Income
Interest income	$26,389	$5,791
Other income	6,153	—

Total investment income	32,542	5,791

Expenses
Selling commission	342,972	537,056
Management fee	158,625	248,390
Operating expenses	12,861	20,139
Other	21,294	29,583

Total expenses	535,752	835,168

Net investment loss	$(503,210)	$(829,377)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$2,166,909	$(1,984,219)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	159,117	(116,028)
Brokerage commissions	(138,632)	(227,164)

Net gain (loss) on investments	$2,187,394	$(2,327,411)

Net increase (decrease) in net assets from operations	$1,684,184	$(3,156,788)

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2017 and December 31, 2016

	2017	2016
Increase (decrease) in net assets from operations
Net investment loss	$(503,210)	$(829,377)
Net realized gain (loss) on futures and forward contracts	2,166,909	(1,984,219)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	159,117	(116,028)
Brokerage commissions	(138,632)	(227,164)

Net increase (decrease) in net assets from operations	1,684,184	(3,156,788)
Capital Share transactions
Issuance of units	321,042	439,044
Redemption of units	(2,052,534)	(4,439,736)

Net increase (decrease) in net assets from capital share transactions	(1,731,492)	(4,000,692)

Net increase (decrease) in net assets	(47,308)	(7,157,480)
Net assets, beginning of year	8,783,260	15,940,740

Net assets, end of year	$8,735,952	$8,783,260

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017 and December 31, 2016

	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,684,184	$(3,156,788)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in due from brokers	2,016,571	1,355,346
(Increase) decrease in unrealized appreciation on open forward contracts	25,475	(25,475)
(Increase) decrease in futures contracts purchased	(158,065)	39,701
Increase (decrease) in unrealized depreciation on open forward contracts	(34,093)	34,093
(Increase) decrease in futures contracts sold	7,568	67,707
Increase (decrease) in management fees payable	(1,645)	(9,773)
Increase (decrease) in fees payable	(3,661)	(4,230)

Net cash provided by (used in) operating activities	3,536,334	(1,699,419)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	321,042	439,044
Redemptions, net of change in redemptions payable	(3,066,240)	(3,590,430)

Net cash used in financing activities	(2,745,198)	(3,151,386)

Net increase (decrease) in cash	791,136	(4,850,805)
Cash, beginning of year	4,768,586	9,619,391

Cash, end of year	$5,559,722	$4,768,586

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016
ASSETS
Due from brokers	$1,224,817	$2,149,632
Unrealized appreciation on open forward contracts	—	4,792
Unrealized gain on futures contracts purchased	79,285	96,648
Unrealized gain on futures contracts sold	28,065	69,382
Cash	2,058,246	2,648,829

Total assets	3,390,413	4,969,283

LIABILITIES
Unrealized depreciation on open forward contracts	—	9,573
Unrealized loss on futures contracts purchased	25,178	84,541
Unrealized loss on futures contracts sold	29,848	57,076
Redemptions payable	27,170	1,150,674
Management fees payable	5,159	7,448
Fees payable	670	3,885

Total liabilities	88,025	1,313,197

NET ASSETS	$3,302,388	$3,656,086

Number of units	3,002.761	3,694.882

Net Asset Value per unit	$1,099.78	$989.50

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	0.4%	$14,668
Energy	0.5	16,418
Financial	(0.5)	(15,601)
Food & Fiber	(0.1)	(4,093)
Indices	0.7	23,490
Metals	0.6	19,225

Total futures contracts purchased	1.6	54,107

Futures contracts sold
Currency	0.1	3,866
Energy	(0.4)	(12,562)
Financial	0.2	8,110
Food & Fiber	(0.1)	(3,850)
Indices	0.3	5,018
Metals	(0.1)	(2,365)

Total futures contracts sold	0.0	(1,783)

Total futures contracts, at fair value	1.6%	$52,324

Futures and Forward Contracts by Country Composition
Australia	0.0 **%	$(1,003)
Canada	0.0 **	(409)
European Monetary Union	0.1	3,433
Great Britain	0.2	6,115
Japan	0.2	6,873
United States	1.0 *	34,994
Other	0.1	2,321

Total futures and forward contracts by country composition	1.6%	$52,324

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

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

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2017 and December 31, 2016

	2017	2016
Investment Income
Interest income	$9,452	$2,447
Other income	3,500	—

Total investment income	12,952	2,447

Expenses
Selling commission	136,019	262,522
Management fee	62,910	121,417
Operating expenses	5,100	9,844
Other	7,555	13,829

Total expenses	211,584	407,612

Net investment loss	$(198,632)	$(405,165)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$555,586	$(809,248)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	32,693	(41,294)
Brokerage commissions	(39,891)	(88,159)

Net gain (loss) on investments	$548,388	$(938,701)

Net increase (decrease) in net assets from operations	$349,756	$(1,343,866)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$108.39	$(238.77)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during year)	$110.28	$(232.76)

*	Weighted average number of Units outstanding for Series A for the Years Ended December 31, 2017 and December 31, 2016: 3,226.87 and 5,628.22, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2017 and December 31, 2016

	2017	2016
Increase (decrease) in net assets from operations
Net investment loss	$(198,632)	$(405,165)
Net realized gain (loss) on futures and forward contracts	555,586	(809,248)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	32,693	(41,294)
Brokerage commissions	(39,891)	(88,159)

Net increase (decrease) in net assets from operations	349,756	(1,343,866)
Capital Share transactions
Issuance of units	129,842	198,833
Redemption of units	(833,296)	(3,066,390)

Net increase (decrease) in net assets from capital share transactions	(703,454)	(2,867,557)

Net increase (decrease) in net assets	(353,698)	(4,211,423)
Net assets, beginning of year	3,656,086	7,867,509

Net assets, end of year	$3,302,388	$3,656,086

Units, beginning of year	3,694.882	6,436.862
Issuance of units	127.146	175.325
Redemption of units	(819.267)	(2,917.305)

Units, end of year	3,002.761	3,694.882

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017 and December 31, 2016

	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$349,756	$(1,343,866)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in due from brokers	924,815	495,859
(Increase) decrease in unrealized appreciation on open forward contracts	4,792	(4,792)
(Increase) decrease in futures contracts purchased	(42,000)	22,109
Increase (decrease) in unrealized depreciation on open forward contracts	(9,573)	9,573
(Increase) decrease in futures contracts sold	14,089	14,405
Increase (decrease) in management fees payable	(2,289)	(5,101)
Increase (decrease) in fees payable	(3,215)	(3,417)

Net cash provided by (used in) operating activities	1,236,375	(815,230)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	129,842	198,833
Redemptions, net of change in redemptions payable	(1,956,800)	(2,147,334)

Net cash used in financing activities	(1,826,958)	(1,948,501)

Net increase (decrease) in cash	(590,583)	(2,763,731)
Cash, beginning of year	2,648,829	5,412,560

Cash, end of year	$2,058,246	$2,648,829

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016
ASSETS
Due from brokers	$1,921,323	$3,013,079
Unrealized appreciation on open forward contracts	—	20,683
Unrealized gain on futures contracts purchased	225,529	158,346
Unrealized gain on futures contracts sold	83,371	95,604
Cash	3,501,476	2,119,757

Total assets	5,731,699	5,407,469

LIABILITIES
Unrealized depreciation on open forward contracts	—	24,520
Unrealized loss on futures contracts purchased	77,928	126,810
Unrealized loss on futures contracts sold	69,781	88,535
Redemptions payable	139,695	29,897
Management fees payable	8,635	7,991
Fees payable	2,096	2,542

Total liabilities	298,135	280,295

NET ASSETS	$5,433,564	$5,127,174

Number of units	3,995.325	4,887.522

Net Asset Value per unit	$1,359.98	$1,049.03

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	0.7%		$36,727
Energy	0.9		50,709
Financial	(0.8)		(41,106)
Food & Fiber	(0.2)		(11,473)
Indices	1.0	*	54,509
Metals	1.1	*	58,235

Total futures contracts purchased	2.7		147,601

Futures contracts sold
Currency	0.2		9,794
Energy	(0.4)		(24,681)
Financial	0.3		17,389
Food & Fiber	0.1		3,034
Indices	0.2		13,167
Livestock	0.0	**	340
Metals	(0.1)		(5,453)

Total futures contracts sold	0.3		13,590

Total futures contracts, at fair value	3.0%		$161,191

Futures and Forward Contracts by Country Composition
Australia	0.0	**%	$(2,667)
Canada	0.0	**	(2,476)
European Monetary Union	0.1		7,509
Great Britain	0.4		19,937
Japan	0.2		12,139
United States	2.3	*	124,134
Other	0.0	**	2,615

Total futures and forward contracts by country composition	3.0%		$161,191

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

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

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2017 and December 31, 2016

	2017	2016
Investment Income
Interest income	$16,937	$3,344
Other income	2,653	—

Total investment income	19,590	3,344

Expenses
Selling commission	206,953	274,534
Management fee	95,715	126,973
Operating expenses	7,761	10,295
Other	13,739	15,754

Total expenses	324,168	427,556

Net investment loss	$(304,578)	$(424,212)

Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$1,611,323	$(1,174,971)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	126,424	(74,734)
Brokerage commissions	(98,741)	(139,005)

Net gain (loss) on investments	$1,639,006	$(1,388,710)

Net increase (decrease) in net assets from operations	$1,334,428	$(1,812,922)

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during year)*	$305.04	$(337.83)

Net increase (decrease) in net assets from operations per unit (based upon change in net asset value per unit during year)	$310.95	$(343.10)

*	Weighted average number of Units outstanding for Series B for the Years Ended December 31, 2017 and December 31, 2016: 4,374.54 and 5,366.30, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2017 and December 31, 2016

	2017	2016
Increase (decrease) in net assets from operations
Net investment loss	$(304,578)	$(424,212)
Net realized gain (loss) on futures and forward contracts	1,611,323	(1,174,971)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	126,424	(74,734)
Brokerage commissions	(98,741)	(139,005)

Net increase (decrease) in net assets from operations	1,334,428	(1,812,922)
Capital Share transactions
Issuance of units	191,200	240,211
Redemption of units	(1,219,238)	(1,373,346)

Net increase (decrease) in net assets from capital share transactions	(1,028,038)	(1,133,135)

Net increase (decrease) in net assets	306,390	(2,946,057)
Net assets, beginning of year	5,127,174	8,073,231

Net assets, end of year	$5,433,564	$5,127,174

Units, beginning of year	4,887.522	5,799.188
Issuance of units	168.964	187.325
Redemption of units	(1,061.161)	(1,098.991)

Units, end of year	3,995.325	4,887.522

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017 and December 31, 2016

	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,334,428	$(1,812,922)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in due from brokers	1,091,756	859,487
(Increase) decrease in unrealized appreciation on open forward contracts	20,683	(20,683)
Increase (decrease) in futures contracts purchased	(116,065)	17,592
Increase (decrease) in unrealized depreciation on open forward contracts	(24,520)	24,520
Increase (decrease) in futures contracts sold	(6,521)	53,302
Increase (decrease) in management fees payable	644	(4,672)
Increase (decrease) in fees payable	(446)	(813)

Net cash provided by (used in) operating activities	2,299,959	(884,189)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	191,200	240,211
Redemptions, net of change in redemptions payable	(1,109,440)	(1,443,096)

Net cash used in financing activities	(918,240)	(1,202,885)

Net increase (decrease) in cash	1,381,719	(2,087,074)
Cash, beginning of year	2,119,757	4,206,831

Cash, end of year	$3,501,476	$2,119,757

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

(b)	Valuation of Investments in Futures Contracts and Forward Contracts

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on a trade-date basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available.

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

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of December 31, 2017, Series A had on deposit $617,702 at ADM Investor Services, Inc., $3,238 at Merrill Lynch, Pierce, Fenner & Smith Inc. and $603,815 at INTL FCStone International Inc. As of December 31, 2017, Series B had on deposit $901,753 at ADM Investor Services, Inc., $4,597 at Merrill Lynch, Pierce, Fenner & Smith Inc. and $1,014,782 at INTL FCStone International Inc.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2014 through 2017 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

(g)	Recently Adopted and/or Issued Accounting Pronouncements

ASU 2016-01

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financials liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. Superfund Capital Management is evaluating the impact of ASU 2016-01 on the Fund’s financial statements and disclosures. The Fund adopted ASU 2016-01 as of January 1, 2018, and the adoption did not have a material impact on its financial statements.

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

Certain OTC derivatives traded in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the Fund updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at December 31, 2017 or December 31, 2016 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities measured at fair value on a recurring basis by the ASC 820 fair value hierarchy as of December 31, 2017:

Superfund Green, L.P.

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	111,436	111,436	—	—
Futures contracts purchased	304,814	304,814	—	—

Total Assets Measured at Fair Value	$416,250	$416,250	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	99,629	99,629	—	—
Futures contracts purchased	103,106	103,106	—	—

Total Liabilities Measured at Fair Value	$202,735	$202,735	$—	$—

Superfund Green, L.P. – Series A

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	28,065	28,065	—	—
Futures contracts purchased	79,285	79,285	—	—

Total Assets Measured at Fair Value	$107,350	$107,350	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	29,848	29,848	—	—
Futures contracts purchased	25,178	25,178	—	—

Total Liabilities Measured at Fair Value	$55,026	$55,026	$—	$—

Superfund Green, L.P. – Series B

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	83,371	83,371	—	—
Futures contracts purchased	225,529	225,529	—	—

Total Assets Measured at Fair Value	$308,900	$308,900	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	69,781	69,781	—	—
Futures contracts purchased	77,928	77,928	—	—

Total Liabilities Measured at Fair Value	$147,709	$147,709	$—	$—

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

For the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2 assets and liabilities.

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

The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of assets and liabilities. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and change in unrealized gain (loss) on investments in the Statements of Operations.

Superfund Capital Management believes futures and forward unrealized gains and losses expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$304,814	$(103,106)	201,708
Futures contracts	Futures contracts sold	111,436	(99,629)	11,807

Totals		$416,250	$(202,735)	$213,515

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$25,475	$—	$25,475
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(34,093)	(34,093)
Futures contracts	Futures contracts purchased	254,994	(211,351)	43,643
Futures contracts	Futures contracts sold	164,986	(145,611)	19,375

Totals		$445,455	$(391,055)	$54,400

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$98,331	$—	$—	$98,331
INTL FCStone	115,184	—	—	115,184

Totals	$213,515	$—	$—	$213,515

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(62,704)	$—	$—	$(62,704)
Merrill Lynch	117,104	—	—	117,104

Totals	$54,400	$—	$—	$54,400

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$23,848	$8,619
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	2,143,061	150,498

Total		$2,166,909	$159,117

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(63,171)	$(8,620)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,921,048)	(107,408)

Total		$(1,984,219)	$(116,028)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2017:

	As of December 31, 2017
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$51,395	0.6		$—	—	$18,884	0.2		$(5,224)	(0.1)	$65,055
Financial	5,595	0.1		(62,302)	(0.7)	29,936	0.3		(4,437)	(0.1)	(31,208)
Food & Fiber	713	0.0	*	(16,279)	(0.2)	36,826	0.4		(37,642)	(0.4)	(16,382)
Indices	102,526	1.2		(24,527)	(0.3)	23,260	0.3		(5,075)	(0.1)	96,184
Metals	77,460	0.9		—	—	463	0.0	*	(8,281)	(0.1)	69,642
Livestock	—	—		—	—	340	0.0	*	—	—	340
Energy	67,127	0.8		—	—	1,730	0.0	*	(38,973)	(0.4)	29,884

Totals	$304,816	3.5		$(103,108)	(1.2)	$111,439	1.3		$(99,632)	(1.1)	$213,515

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2016:

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$13,481	0.2		$(14,738)	(0.2)	$11,994	0.1		$(19,355)	(0.2)	$(8,618)
Currency	2,976	0.0	*	(38,947)	(0.4)	20,015	0.2		(3,555)	(0.0)*	(19,511)
Financial	105,659	1.2		(12,113)	(0.1)	1,789	0.0	*	(28,765)	(0.3)	66,570
Food & Fiber	13,543	0.2		(30,833)	(0.4)	28,124	0.3		(20,480)	(0.2)	(9,646)
Indices	92,375	1.1		(49,313)	(0.6)	8,350	0.1		(28,427)	(0.3)	22,985
Metals	5,640	0.1		(80,118)	(0.9)	106,709	1.2		(4,885)	(0.1)	27,346
Livestock	—	—		—	—	—	—		(45,580)	(0.5)	(45,580)
Energy	34,799	0.4		(25)	(0.0)*	—	—		(13,920)	(0.2)	20,854

Totals	$268,473	3.1		$(226,087)	(2.6)	$176,981	2.0		$(164,967)	(1.9)	$54,400

*	Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the twelve months ended December 31, 2017, the monthly average futures and forward contracts bought was 1,658 and the monthly average futures and forward contracts sold was 493. For the twelve months ended December 31, 2016, the monthly average futures contracts bought was 1,826 and the monthly average futures contracts sold was 1,602.

Superfund Green, L.P. trading results by market sector:

	For the Year Ended December 31, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$23,848	$8,619	$32,467
Currency	(133,277)	84,566	(48,711)
Financial	145,055	(97,777)	47,278
Food & Fiber	(53,465)	(6,737)	(60,202)
Indices	2,372,538	73,198	2,445,736
Metals	(129,164)	42,296	(86,868)
Livestock	(52,720)	45,920	(6,800)
Energy	(5,906)	9,032	3,126

Total net trading gains in Statement of Operations	$2,166,909	$159,117	$2,326,026

	For the Year Ended December 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(63,171)	$(8,618)	$(71,789)
Currency	(562,974)	79,612	(483,362)
Financial	224,978	26,997	251,975
Food & Fiber	(187,222)	(39,790)	(227,012)
Indices	23,696	(153,541)	(129,845)
Metals	(663,151)	116,440	(546,711)
Livestock	(95,670)	(43,010)	(138,680)
Energy	(660,705)	(94,118)	(754,823)

Total net trading losses in Statement of Operations	$(1,984,219)	$(116,028)	$(2,100,247)

Superfund Green, L.P. - Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$79,285	$(25,178)	$54,107
Futures contracts	Futures contracts sold	28,065	(29,848)	(1,783)

Totals		$107,350	$(55,026)	$52,324

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$4,792	$—	$4,792
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(9,573)	(9,573)
Futures contracts	Futures contracts purchased	96,648	(84,541)	12,107
Futures contracts	Futures contracts sold	69,382	(57,076)	12,306

Totals		$170,822	$(151,190)	$19,632

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$19,389	$—	$—	$19,389
INTL FCStone	32,935	—	—	32,935

Totals	$52,324	$—	$—	$52,324

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(25,285)	$—	$—	$(25,285)
Merrill Lynch	44,917	—	—	44,917

Totals	$19,632	$—	$—	$19,632

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement of Operations	Net Realized Gain on Derivatives in Statement of Operations	Net Change in Unrealized Appreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$7,153	$4,781
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	548,433	27,912

Total		$555,586	$32,693

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives in Statement of Operations	Net Realized Loss on Derivatives in Statement of Operations	Net Change in Unrealized Depreciation on Derivatives in Statement of Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(22,124)	$(4,782)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(787,124)	(36,512)

Total		$(809,248)	$(41,294)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2017:

	As of December 31, 2017
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$14,668	0.4		$—	—	$4,979	0.2	$(1,113)	(0.0)*	$18,534
Financial	1,865	0.1		(17,466)	(0.5)	8,110	0.2	—	—	(7,491)
Food & Fiber	237	0.0	*	(4,330)	(0.1)	8,673	0.3	(12,523)	(0.4)	(7,943)
Indices	26,872	0.8		(3,382)	(0.1)	6,303	0.2	(1,285)	(0.0)*	28,508
Metals	19,225	0.6		—	—	—	—	(2,365)	(0.1)	16,860
Energy	16,418	0.5		—	—	—	—	(12,562)	(0.4)	3,856

Totals	$79,285	2.4		$(25,178)	(0.7)	$28,065	0.9	$(29,848)	(0.9)	$52,324

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2016:

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contracts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$1,557	0.0	*	$(4,187)	(0.1)	$3,235	0.1		$(5,386)	(0.1)	$(4,781)
Currency	1,288	0.0	*	(14,968)	(0.4)	7,389	0.2		(2,370)	(0.1)	(8,661)
Financial	37,316	1.0		(2,489)	(0.1)	750	0.0	*	(10,516)	(0.3)	25,061
Food & Fiber	5,428	0.1		(11,755)	(0.3)	11,771	0.3		(7,241)	(0.2)	(1,797)
Indices	40,361	1.1		(15,743)	(0.4)	2,693	0.1		(11,094)	(0.3)	16,217
Metals	1,874	0.1		(39,585)	(1.1)	46,779	1.3		(1,985)	(0.1)	7,083
Livestock	—	—		—	—	—	—		(18,160)	(0.5)	(18,160)
Energy	10,380	0.3		—	—	—	—		(5,710)	(0.2)	4,670

Totals	$98,204	2.6		$(88,727)	(2.4)	$72,617	2.0		$(62,462)	(1.8)	$19,632

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the twelve months ended December 31, 2017, the monthly average futures and forward contracts bought was 475 and the monthly average futures and forward contracts sold was 146. For the twelve months ended December 31, 2016, the monthly average futures contracts bought was 705 and the monthly average futures contracts sold was 627.

Series A trading results by market sector:

	For the Year Ended December 31, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$7,153	$4,781	$11,934
Currency	(47,014)	27,195	(19,819)
Financial	28,548	(32,551)	(4,003)
Food & Fiber	(20,388)	(6,148)	(26,536)
Indices	624,562	12,291	636,853
Metals	(39,560)	9,777	(29,783)
Livestock	(15,690)	18,160	2,470
Energy	17,975	(812)	17,163

Total net trading gains in Statement of Operations	$555,586	$32,693	$588,279

	For the Year Ended December 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(22,124)	$(4,781)	$(26,905)
Currency	(225,131)	33,290	(191,841)
Financial	88,433	6,157	94,590
Food & Fiber	(74,047)	(9,198)	(83,245)
Indices	(36,803)	(57,936)	(94,739)
Metals	(254,828)	44,395	(210,433)
Livestock	(29,480)	(18,750)	(48,230)
Energy	(255,268)	(34,471)	(289,739)

Total net trading losses in Statement of Operations	$(809,248)	$(41,294)	$(850,542)

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$225,529	$(77,928)	$147,601
Futures contracts	Futures contracts sold	83,371	(69,781)	13,590

Totals		$308,900	$(147,709)	$161,191

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2016, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2016	Liability Derivatives at December 31, 2016	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$20,683	$—	$20,683
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(24,520)	(24,520)
Futures contracts	Futures contracts purchased	158,346	(126,810)	31,536
Futures contracts	Futures contracts sold	95,604	(88,535)	7,069

Totals		$274,633	$(239,865)	$34,768

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$78,942	$—	$—	$78,942
INTL FCStone	82,249	—	—	82,249

Totals	$161,191	$—	$—	$161,191

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2016 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(37,419)	$—	$—	$(37,419)
Merrill Lynch	72,187	—	—	72,187

Totals	$34,768	$—	$—	$34,768

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives in Statement Operations	Net Realized Gain on Derivatives in Statement Operations	Net Change in Unrealized Appreciation on Derivatives in Statement Operations
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$16,695	$3,838
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	1,594,628	122,586

Total		$1,611,323	$126,424

Effects of derivative instruments on the Statement of Operations for the Year Ended December 31, 2016:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives in Statement Operations	Net Realized Loss on Derivatives in Statement Operations	Net Change in Unrealized Depreciation on Derivatives in Statement Operations
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(41,047)	$(3,838)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,133,924)	(70,896)

Total		$(1,174,971)	$(74,734)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2017:

	As of December 31, 2017
	Futures Contracts Purchased					Futures Contacts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$36,727	0.7		$—	—	$13,905	0.3		$(4,111)	(0.1)	$46,521
Financial	3,730	0.1		(44,836)	(0.8)	21,826	0.4		(4,437)	(0.1)	(23,717)
Food & Fiber	474	0.0	*	(11,947)	(0.2)	28,150	0.5		(25,116)	(0.5)	(8,439)
Indices	75,654	1.4		(21,145)	(0.4)	16,957	0.3		(3,790)	(0.1)	67,676
Metals	58,235	1.1		—	—	463	0.0	*	(5,916)	(0.1)	52,782
Livestock	—	—		—	—	340	0.0	*	—	—	340
Energy	50,709	0.9		—	—	1,730	0.0	*	(26,411)	(0.5)	26,028

Totals	$225,529	4.2		$(77,928)	(1.4)	$83,371	1.5%		$(69,781)	(1.4)	$161,191

*	Due to rounding – amount is less than 0.05%

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2016:

	As of December 31, 2016
	Futures Contracts Purchased					Futures Contacts Sold
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$11,924	0.2		$(10,551)	(0.2)	$8,759	0.2		$(13,969)	(0.3)	$(3,837)
Currency	1,688	0.0	*	(23,979)	(0.5)	12,626	0.2		(1,185)	(0.0)*	(10,850)
Financial	68,343	1.3		(9,624)	(0.2)	1,039	0.0	*	(18,249)	(0.4)	41,509
Food & Fiber	8,115	0.2		(19,078)	(0.4)	16,353	0.3		(13,239)	(0.3)	(7,849)
Indices	52,014	1.0		(33,570)	(0.7)	5,657	0.1		(17,333)	(0.3)	6,768
Metals	3,766	0.1		(40,533)	(0.8)	59,930	1.2		(2,900)	(0.1)	20,263
Livestock	—	—		—	—	—	—		(27,420)	(0.5)	(27,420)
Energy	24,419	0.5		(25)	(0.0)*	—	—		(8,210)	(0.2)	16,184

Totals	$170,269	3.3		$(137,360)	(2.8)	$104,364	2.0		$(102,505)	(2.1)	$34,768

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the twelve months ended December 31, 2017, the monthly average futures and forward contracts bought was 1,183 and the monthly average futures and forward contracts sold was 347. For the twelve months ended December 31, 2016, the monthly average futures contracts bought was 1,121 and the monthly average futures contracts sold was 975.

Series B trading results by market sector:

	For the Year Ended December 31, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$16,695	$3,838	$20,533
Currency	(86,263)	57,371	(28,892)
Financial	116,507	(65,226)	51,281
Food & Fiber	(33,077)	(589)	(33,666)
Indices	1,747,976	60,907	1,808,883
Metals	(89,604)	32,519	(57,085)
Livestock	(37,030)	27,760	(9,270)
Energy	(23,881)	9,844	(14,037)

Total net trading gains in Statement of Operations	$1,611,323	$126,424	$1,737,747

	For the Year Ended December 31, 2016
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(41,047)	$(3,837)	$(44,884)
Currency	(337,843)	46,322	(291,521)
Financial	136,545	20,840	157,385
Food & Fiber	(113,175)	(30,592)	(143,767)
Indices	60,499	(95,605)	(35,106)
Metals	(408,323)	72,045	(336,278)
Livestock	(66,190)	(24,260)	(90,450)
Energy	(405,437)	(59,647)	(465,084)

Total net trading losses in Statement of Operations	$(1,174,971)	$(74,734)	$(1,249,705)

(4)	Due from/to Brokers

Due from brokers consists of cash held at broker. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2017, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum) of net assets, and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statement of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund. For the year ended December 31, 2017, rebated selling commissions amounted to $129,842 for Series A and $191,200 for Series B.

As of December 31, 2017, Superfund Capital Management owned 185.598 Units of Series A, representing 6.13% of the total issued Units of Series A, and 222.064 Units of Series B, representing 5.42% of the total issued Units of Series B, having a combined value of $506,122. Selling commissions over the 10% threshold in the amount of $6,850 were rebated to Superfund Capital Management during this period through the purchase of 6.6816 Units of Series A and selling commissions over the 10% threshold in the amount of $9,177 were rebated to Superfund Capital Management during this period through the purchase of 8.024 Units of Series B. As of December 31, 2016, Superfund Capital Management owned 178.298 Units of Series A, representing 4.83% of the total issued Units of Series A, and 213.297 Units of Series B, representing 4.36% of the total issued Units of Series B, having a combined value of $401,907. Losses allocated to Units of Series A and Series B owned by Superfund Capital Management were $56,505 for the year ended December 31, 2016. Selling commissions over the 10% threshold in the amount of $10,752 were rebated to Superfund Capital Management during this period through the purchase of 8.423 Units of Series B. Superfund Capital Management did not make any contributions to either Series during the year ended December 31, 2017.

(7)	Financial Highlights

Financial highlights for the year ended December 31, 2017, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees	11.4%	30.2%
Incentive fees	0.0	0.0

Total return after incentive fees	11.4%	30.2%

Ratio to average partners’ capital
Operating expenses before incentive fees	(6.3)%	(6.4)%
Incentive fees	0.0	0.0

Total expenses	(6.3)%	(6.4)%

Net investment loss	(5.9)%	(6.0)%
Net asset value per unit, beginning of year	$989.50	$1,049.03

Net investment loss	(61.03)	(69.18)
Net gain on investments	171.31	380.13

Total gain from operations	110.28	310.95

Net asset value per unit, end of year	$1,099.78	$1,359.98

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

(1)	Operating expense before incentive fees do not include brokerage commissions.

(2)	Net Investment loss does not include the effect of brokerage commissions and net realized and change in unrealized gain (loss) on investments.

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during year)	$108.39	$305.04

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$110.28	$310.95

Financial highlights for the year ended December 31, 2016, are as follows:

	SERIES A	SERIES B
Total return*
Total return before incentive fees	(20.0)%	(25.1)%
Incentive fees	0.0	0.0

Total return after incentive fees	(20.0)%	(25.1)%

Ratio to average partners’ capital
Operating expenses before incentive fees	(6.4)%	(6.3)%
Incentive fees	0.0	0.0

Total expenses	(6.4)%	(6.3)%

Net investment loss	(6.3)%	(6.2)%
Net asset value per unit, beginning of year	$1,222.26	$1,392.13

Net investment loss	(71.37)	(78.76)
Net loss on investments	(161.39)	(264.34)

Total loss from operations	(232.76)	(343.10)

Net asset value per unit, end of year	$989.50	$1,049.03

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(238.77)	$(337.83)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(232.76)	$(343.10)

(8)	Reclassifications

Certain items for the year ended December 31, 2016 have been reclassified to conform to year end December 31, 2017 classifications with no effect on net asset classifications or changes in net assets.

(9)	Financial Instrument Risk

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $416,250 and $202,735, respectively, at December 31, 2017. For the Fund, gross unrealized gains and losses related to exchange traded futures were $419,980 and $356,962, respectively, at December 31, 2016.

For Series A, gross unrealized gains and losses related to exchange traded futures were $ 107,350 and $ 55,026, respectively, at December 31, 2017. For Series A, gross unrealized gains and losses related to exchange traded futures were $166,030 and $141,617, respectively, at December 31, 2016.

For Series B, gross unrealized gains and losses related to exchange traded futures were $ 308,900 and $ 147,709, respectively, at December 31, 2017. For Series B, gross unrealized gains and losses related to exchange traded futures were $253,950 and $215,345, respectively, at December 31, 2016.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc. (“ADMIS”) and Merrill Lynch, Pierce, Fenner & Smith Inc. (“Merrill Lynch”) and INTL FCStone Financial Inc.(“FCStone”).

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

(10)	Subscriptions and Redemptions

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

(11)	Indemnification

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these arrangements is dependent on future claims that may be made against the Fund, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

(12)	Subsequent events

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2018.

SUPERFUND GREEN, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Craig Lucas
Craig Lucas
Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Signature	Title with Superfund Capital Management	Date

/s/ Craig Lucas	Managing Director	March 30, 2018
Craig Lucas	(Principal Executive Officer)

/s/ Jim Douglas	Vice Head of Back Office	March 30, 2018
Jim Douglas	(Principal Financial Officer)

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)