Form 10-Q
period 2018-03-31
SUPERFUND GREEN, L.P.
filed 2018-05-15
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B are included in Item 1:

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2018 and December 31, 2017

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Due from brokers	$2,171,036	$3,146,140
Unrealized gain on futures contracts purchased	246,837	304,814
Unrealized gain on futures contracts sold	144,977	111,436
Cash and Cash Equivalents	6,103,088	5,559,722

Total assets	8,665,938	9,122,112

LIABILITIES
Unrealized loss on futures contracts purchased	212,254	103,106
Unrealized loss on futures contracts sold	52,757	99,629
Redemptions payable	790,745	166,865
Management fees payable	12,994	13,794
Fees payable	1,579	2,766

Total liabilities	1,070,329	386,160

NET ASSETS	$7,595,609	$8,735,952

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2018

	Percentage of
	Net Assets	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	(0.2)%	$(18,383)
Energy	0.3	19,559
Financial	2.0 *	148,384
Food & Fiber	0.3	21,025
Indices	(0.8)	(50,325)
Metals	(1.1)*	(85,677)

Total futures contracts purchased	0.5	34,583

Futures contracts sold
Currency	— **	(2,974)
Energy	(0.3)	(19,715)
Financial	(0.1)	(10,469)
Food & Fiber	0.2	16,616
Indices	0.5	34,501
Livestock	0.3	24,940
Metals	0.6	49,321

Total futures contracts sold	1.2	92,220

Total futures contracts, at fair value	1.7%	$126,803

Futures contracts by country composition
Australia	(0.1)%	$(7,680)
Canada	0.1	7,050
European Monetary Union	0.5	35,961
Great Britain	0.1	7,862
Japan	0.1	5,819
United States	(0.7)	(50,964)
Other	1.7 *	128,755

Total futures contracts by country	1.7%	$126,803

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of
	Net Assets	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.6%	$51,395
Energy	0.8	67,127
Financial	(0.6)	(56,707)
Food & Fiber	(0.2)	(15,566)
Indices	0.9	77,999
Metals	0.9	77,460

Total futures contracts purchased	2.4	201,708

Futures contracts sold
Currency	0.2	13,660
Energy	(0.4)	(37,243)
Financial	0.3	25,499
Food & Fiber	0.0 **	(816)
Indices	0.2	18,185
Livestock	0.0 **	340
Metals	(0.1)	(7,818)

Total futures contracts sold	0.2	11,807

Total futures contracts, at fair value	2.6%	$213,515

Futures contracts by country composition
Australia	0.0 **%	$(3,670)
Canada	0.0 **	(2,885)
European Monetary Union	0.1	10,942
Great Britain	0.3	26,052
Japan	0.2	19,012
United States	1.8 *	159,128
Other	0.1	4,936

Total futures contracts by country	2.5%	$213,515

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017
Investment income
Interest income	$2,037	$3,720
Other income	18	5,616

Total investment income	2,055	9,336

Expenses
Selling Commission	87,407	88,250
Management fees	40,426	40,816
Operating expenses	3,278	3,310
Other	683	6,404

Total expenses	131,794	138,780

Net investment loss	(129,739)	(129,444)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	101,517	381,541
Investments in securities	468	—
Net change in unrealized appreciation (depreciation) on:
Futures and forward contracts	(86,712)	58,772
Investments in securities	375	—
Brokerage commissions	(36,648)	(39,716)

Net gain (loss) on investments	(21,000)	400,597

Net increase (decrease) in net assets from operations	$(150,739)	$271,153

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2018	2017
Increase (decrease) in net assets from operations
Net investment loss	$(129,739)	$(129,444)
Net realized gain (loss) on futures and forward contracts	101,985	381,541
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(86,337)	58,772
Brokerage commissions	(36,648)	(39,716)

Net increase (decrease) in net assets from operations	(150,739)	271,153
Capital share transactions
Issuance of Units	84,692	80,272
Redemption of Units	(1,074,296)	(702,484)

Net decrease in net assets from capital share transactions	(989,604)	(622,212)
Net decrease in net assets	(1,140,343)	(351,059)

Net assets, beginning of period	8,735,952	8,783,260

Net assets, end of period	$7,595,609	$8,432,201

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(150,739)	$271,153
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in due from brokers	975,104	(717,920)
Increase in unrealized appreciation on open forward contracts	—	13,357
Increase (decrease) in futures contracts purchased	167,125	(81,368)
Increase in unrealized depreciation on open forward contracts	—	466
Increase (decrease) in futures contracts sold	(80,413)	8,775
Decrease in management fee payable	(800)	(2,062)
Decrease in fees payable	(1,187)	(4,202)

Net cash and cash equivalent provided by (used in) operating activities	909,090	(511,801)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	84,692	80,272
Redemptions, net of change in redemptions payable	(450,416)	(1,681,938)

Net cash and cash equivalent used in financing activities	(365,724)	(1,601,666)

Net increase (decrease) in cash and cash equivalent	543,366	(2,113,467)
Cash and cash equivalent, beginning of period	5,559,722	4,768,586

Cash and cash equivalent, end of period	$6,103,088	$2,655,119

Supplemental cash flow disclosures Redemption payable	$790,745	$201,117

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2018 and December 31, 2017

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Due from brokers	$662,239	$1,224,817
Unrealized gain on futures contracts purchased	52,767	79,285
Unrealized gain on futures contracts sold	48,522	28,065
Cash and Cash Equivalents	2,585,232	2,058,246

Total assets	3,348,760	3,390,413

LIABILITIES
Unrealized loss on futures contracts purchased	48,842	25,178
Unrealized loss on futures contracts sold	12,139	29,848
Redemptions payable	702,705	27,170
Management fee payable	5,086	5,159
Fees payable	113	670

Total liabilities	768,885	88,025

NET ASSETS	$2,579,875	$3,302,388

Number of Units	2,358.002	3,002.761

Net asset value per Unit	$1,094.09	$1,099.78

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2018

	Percentage of Net Assets	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	(0.3)%	$(7,814)
Energy	0.1	2,142
Financial	1.5 *	39,275
Food & Fiber	0.2	5,162
Indices	(0.3)	(8,414)
Metals	(1.0)*	(26,426)

Total futures contracts purchased	0.2	3,925

Futures contracts sold
Currency	- **	1,198
Energy	(0.2)	(4,610)
Financial	(0.1)	(3,641)
Food & Fiber	0.3	7,194
Indices	0.5	12,572
Livestock	0.2	4,500
Metals	0.7	19,170

Total futures contracts sold	1.4	36,383

Total futures contracts, at fair value	1.6%	$40,308

Futures contracts by country composition
Australia	0.1%	$1,714
Canada	0.1	3,434
European Monetary Union	0.1	3,777
Great Britain	- **	294
Japan	- **	282
United States	(0.3)	(7,167)
Other	1.6 *	37,974

Total futures contracts by country	1.6%	$40,308

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of Net Assets	Fair Value
Futures Contracts, at fair value
Futures Contracts Purchased
Currency	0.4%	$14,668
Energy	0.5	16,418
Financial	(0.5)	(15,601)
Food & Fiber	(0.1)	(4,093)
Indices	0.7	23,490
Metals	0.6	19,225

Total futures contracts purchased	1.6	54,107

Futures Contracts Sold
Currency	0.1	3,866
Energy	(0.4)	(12,562)
Financial	0.2	8,110
Food & Fiber	(0.1)	(3,850)
Indices	0.3	5,018
Metals	(0.1)	(2,365)

Total futures contracts sold	0.0	(1,783)

Total futures contracts, at fair value	1.6%	$52,324

Futures contracts by country composition
Australian	0.0 **%	$(1,003)
Canada	0.0 **	(409)
European Monetary Union	0.1	3,433
Great Britain	0.2	6,115
Japan	0.2	6,873
United States	1.0 *	34,994
Other	0.1	2,321

Total futures contracts by country	1.6%	$52,324

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding—amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017
Investment income
Interest income	$842	$1,622
Other income	4	2,999

Total investment income	846	4,621

Expenses
Selling commission	33,401	36,233
Management fees	15,448	16,758
Operating expenses	1,253	1,359
Other	139	2,854

Total expenses	50,241	57,204

Net investment loss	(49,395)	(52,583)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	52,774	129,601
Investments in securities	133	—
Net change in unrealized appreciation (depreciation) on:
Futures and forward contracts	(12,016)	12,519
Investments in securities	107	—
Brokerage commissions	(9,591)	(12,120)

Net gain (loss) on investments	31,407	130,000

Net increase (decrease) in net assets from operations	$(17,988)	$77,417

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(6.39)	$22.13

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(5.69)	$21.30

*	Weighted average number of Units outstanding for Series A for the Three Months Ended March 31, 2018 and March 31, 2017: 2,813.61 and 3,498.07, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2018	2017
Increase (decrease) in net assets from operations
Net investment loss	$(49,395)	$(52,583)
Net realized gain (loss) on futures and forward contracts	52,907	129,601
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(11,909)	12,519
Brokerage commission	(9,591)	(12,120)

Net increase (decrease) in net assets from operations	(17,988)	77,417
Capital share transactions
Issuance of Units	33,044	32,151
Redemption of Units	(737,569)	(337,242)

Net decrease in net assets from capital share transactions	(704,525)	(305,091)
Net decrease in net assets	(722,513)	(227,674)
Net assets, beginning of period	3,302,388	3,656,086

Net assets, end of period	$2,579,875	$3,428,412

Units, beginning of period	3,002.761	3,694.882
Issuance of Units	29.893	32.042
Redemption of Units	(674.652)	(335.141)

Units, end of period	2,358.002	3,391.783

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(17,988)	$77,417
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	562,578	(117,996)
Increase in unrealized appreciation on open forward contracts	—	1,427
Increase (decrease) in futures contracts purchased	50,182	(19,346)
Decrease in unrealized depreciation on open forward contracts	—	(2,839)
Increase (decrease) in futures contracts sold	(38,166)	8,240
Decrease in management fee payable	(73)	(2,018)
Decrease in fees payable	(557)	(2,852)

Net cash and cash equivalent provided by (used in) operating activities	555,976	(57,967)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	33,044	32,151
Redemptions, net of change in redemptions payable	(62,034)	(1,411,976)

Net cash and cash equivalent used in financing activities	(28,990)	(1,379,825)

Net increase (decrease) in cash and cash equivalents	526,986	(1,437,792)
Cash and cash equivalent, beginning of period	2,058,246	2,648,829

Cash and cash equivalent, end of period	$2,585,232	$1,211,037

Supplemental cash flow disclosures Redemption payable	$702,705	$75,940

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2018 and December 31, 2017

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Due from brokers	$1,508,797	$1,921,323
Unrealized gain on Futures contracts purchased	194,070	225,529
Unrealized gain on Futures contracts sold	96,455	83,371
Cash and Cash Equivalents	3,517,856	3,501,476

Total assets	5,317,178	5,731,699

LIABILITIES
Unrealized loss on Futures contracts purchased	163,412	77,928
Unrealized loss on Futures contracts sold	40,618	69,781
Redemptions payable	88,040	139,695
Management fee payable	7,908	8,635
Fees payable	1,466	2,096

Total liabilities	301,444	298,135

NET ASSETS	$5,015,734	$5,433,564

Number of Units	3,783.853	3,995.325

Net asset value per Unit	$1,325.56	$1,359.98

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2018

	Percentage of Net Assets	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	(0.2)%	$(10,569)
Energy	0.3	17,417
Financial	2.2 *	109,109
Food & Fiber	0.3	15,863
Indices	(0.8)	(41,911)
Metals	(1.2)*	(59,251)

Total futures contracts purchased	0.6	30,658

Futures contracts sold
Currency	(0.1)	(4,172)
Energy	(0.3)	(15,105)
Financial	(0.1)	(6,828)
Food & Fiber	0.2	9,422
Indices	0.4	21,929
Livestock	0.4	20,440
Metals	0.6	30,151

Total futures contracts sold	1.1	55,837

Total futures contracts, at fair value	1.7%	$86,495

Futures and forward contracts by country composition
Australia	(0.2)%	$(9,394)
Canada	0.1	3,616
European Monetary Union	0.6	32,184
Great Britain	0.2	7,568
Japan	0.1	5,537
United States	(0.9)	(43,797)
Other	1.8 *	90,781

Total futures and forward contracts by country	1.7%	$86,495

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding—amount is less than 0.05%.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of Net Assets		Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.7%		$36,727
Energy	0.9		50,709
Financial	(0.8)		(41,106)
Food & Fiber	(0.2)		(11,473)
Indices	1.0	*	54,509
Metals	1.1	*	58,235

Total futures contracts purchased	2.7		147,601

Futures contracts sold
Currency	0.2		9,794
Energy	(0.4)		(24,681)
Financial	0.3		17,389
Food & Fiber	0.1		3,034
Indices	0.2		13,167
Livestock	0.0	**	340
Metals	(0.1)		(5,453)

Total futures contracts sold	0.3		13,590

Total futures contracts, at fair value	3.0%		$161,191

Futures and forward contracts by country composition
Australia	0.0	**%	$(2,667)
Canada	0.0	**	(2,476)
European Monetary Union	0.1		7,509
Great Britain	0.4		19,937
Japan	0.2		12,139
United States	2.3	*	124,134
Other	0.0	**	2,615

Total futures and forward contracts by country	3.0%		$161,191

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017
Investment income
Interest income	$1,195	$2,098
Other income	14	2,617

Total investment income	1,209	4,715

Expenses
Selling commission	54,006	52,017
Management fees	24,978	24,058
Operating expenses	2,025	1,951
Other	544	3,550

Total expenses	81,553	81,576

Net investment loss	(80,344)	(76,861)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	48,743	251,940
Investments in securities	335	—
Net change in unrealized appreciation (depreciation) on futures and forward contracts
Futures and forward contracts	(74,696)	46,253
Investments in securities	268	—
Brokerage commissions	(27,057)	(27,596)

Net gain (loss) on investments	(52,407)	270,597

Net increase (decrease) in net assets from operations	$(132,751)	$193,736

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period)*	$(34.05)	$40.82

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period)	$(34.42)	$40.26

*	Weighted average number of Units outstanding for Series B for Three Months Ended March 31, 2018 and March 31, 2017: 3,898.14 and 4,746.61, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2018	2017
Increase (decrease) in net assets from operations
Net investment loss	$(80,344)	$(76,861)
Net realized gain (loss) on futures and forward contracts	49,078	251,940
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(74,428)	46,253
Brokerage commissions	(27,057)	(27,596)

Net increase (decrease) in net assets from operations	(132,751)	193,736
Capital share transactions
Issuance of Units	51,648	48,121
Redemption of Units	(336,727)	(365,242)

Net decrease in net assets from capital share transactions	(285,079)	(317,121)

Net decrease in net assets	(417,830)	(123,385)
Net assets, beginning of period	5,433,564	5,127,174

Net assets, end of period	$5,015,734	$5,003,789

Units, beginning of period	3,995.325	4,887.522
Issuance of Units	37.521	45.243
Redemption of Units	(248.993)	(339.046)

Units, end of period	3,783.853	4,593.719

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.—SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(132,751)	$193,736
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in due from brokers	412,526	(599,924)
Increase in unrealized appreciation on open forward contracts	—	11,930
Increase (decrease) in futures contracts purchased	116,943	(62,022)
Increase in unrealized depreciation on open forward contracts	—	3,305
Increase (decrease) in futures contracts sold	(42,247)	535
Decrease in management fee payable	(727)	(44)
Decrease in fees payable	(630)	(1,350)

Net cash and cash equivalent provided by (used in) operating activities	353,114	(453,834)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	51,648	48,121
Redemptions, net of change in redemptions payable	(388,382)	(269,962)

Net cash and cash equivalent used in financing activities	(336,734)	(221,841)

Net increase (decrease) in cash and cash equivalent	16,380	(675,675)
Cash and cash equivalent, beginning of period	3,501,476	2,119,757

Cash and cash equivalent, end of period	$3,517,856	$1,444,082

Supplemental disclosure of non-cash financing activities
Redemption payable	$88,040	$125,177

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

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

2.	Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices from the recognized exchange. The Fund uses the fair value method for valuing its U.S. Treasury Bills; this portfolio is classified within Level 2 of the fair value hierarchy. We use quoted prices from active markets in valuing the U.S. Treasury Bills.

Cash Translation of Foreign Currency

The fund maintains cash deposits with financial institutions in amounts that are in excess of the coverage limits adopted by the Federal Deposit Insurance Corporation. The fund does not however, believe it is exposed to significant credit risk on these holdings.

Cash equivalents include short term highly liquid investments of sufficient credit quality such as treasury bills that are readily convertible to known amounts of cash and have original maturities of three months or less.

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

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of March 31, 2018, the Fund had on deposit $1,336,110 at ADM Investor Services, Inc. and $1,139,172 at INTL FCStone Financial Inc. As of March 31, 2018, Series A had on deposit $358,054 at ADM Investor Services, Inc. and $304,184 at INTL FCStone Financial Inc. As of March 31, 2018, Series B had on deposit $673,872 at ADM Investor Services, Inc. and $834,925 at INTL FCStone Financial Inc.

Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC Topic 740, Income Taxes (“ASC 740”), to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2014 through 2018 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

U.S. Government Securities. The Fund’s only market exposure in instruments held other than for trading is in its U.S. Treasury Bill portfolio. The Fund uses the fair value method for valuing its U.S. Treasury Bills; this portfolio is classified within Level 2 of the fair value hierarchy. We use quoted prices from active markets in valuing the U.S. Treasury Bills.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at March 31, 2018 and March 31, 2017, or during the period then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2018 and December 31, 2017:

Superfund Green, L.P.

	Balance March 31, 2018	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	144,977	144,977	—	—
Futures contracts purchased	246,837	246,837	—	—
Cash equivalent	419,290	—	419,290	—

Total Assets Measured at Fair Value	$811,104	$391,814	$419,290	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	52,757	52,757	—	—
Futures contracts purchased	212,254	212,254	—	—

Total Liabilities Measured at Fair Value	$265,011	$265,011	$—	$—

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	111,436	111,436	—	—
Futures contracts purchased	304,814	304,814	—	—

Total Assets Measured at Fair Value	$416,250	$416,250	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	99,629	99,629	—	—
Futures contracts purchased	103,106	103,106	—	—

Total Liabilities Measured at Fair Value	$202,735	$202,735	$—	$—

Superfund Green, L.P.—Series A

	Balance March 31, 2018	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	48,522	48,522	—	—
Futures contracts purchased	52,767	52,767	—	—
Cash equivalent	119,797	—	119,797	—

Total Assets Measured at Fair Value	$221,086	$101,289	$119,797	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	12,139	12,139	—	—
Futures contracts purchased	48,842	48,842	—	—

Total Liabilities Measured at Fair Value	$60,981	$60,981	$—	$—

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	28,065	28,065	—	—
Futures contracts purchased	79,285	79,285	—	—

Total Assets Measured at Fair Value	$107,350	$107,350	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	29,848	29,848	—	—
Futures contracts purchased	25,178	25,178	—	—

Total Liabilities Measured at Fair Value	$55,026	$55,026	$—	$—

Superfund Green, L.P.—Series B

	Balance March 31, 2018	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	96,455	96,455	—	—
Futures contracts purchased	194,070	194,070	—	—
Cash equivalent	299,493	—	299,493	—

Total Assets Measured at Fair Value	$590,018	$290,525	$299,493	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	40,618	40,618	—	—
Futures contracts purchased	163,412	163,412	—	—

Total Liabilities Measured at Fair Value	$204,030	$204,030	$—	$—

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	83,371	83,371	—	—
Futures contracts purchased	225,529	225,529	—	—

Total Assets Measured at Fair Value	$308,900	$308,900	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$—	$—	$—	$—
Futures contracts sold	69,781	69,781	—	—
Futures contracts purchased	77,928	77,928	—	—

Total Liabilities Measured at Fair Value	$147,709	$147,709	$—	$—

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

Derivative instruments held by the Fund do not qualify as derivative instruments held as hedging instruments, as defined in ASC 815. Instead, the Fund includes derivative instruments in its trading activity. Per the requirements of ASC 815, the Fund discloses the gains and losses on its trading activities for both derivative and non derivative instruments in the Statements of Operations.

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

Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2018, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2018	Liability Derivatives at March 31, 2018	Net
Futures contracts	Futures contracts purchased	$246,837	$(212,254)	$34,583
Futures contracts	Futures contracts sold	144,977	(52,757)	92,220

Totals		$391,814	$(265,011)	$126,803

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$304,814	$(103,106)	$201,708
Futures contracts	Futures contracts sold	111,436	(99,629	11,807

Totals		$416,250	$(202,735)	$213,515

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2018 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$133,181	$—	$—	$133,181
INTL FCStone	(6,378)	—	—	(6,378)

Totals	$126,803	$—	$—	$126,803

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$98,331	$—	$—	$98,331
INTL FCStone	115,184	—	—	115,184

Totals	$213,515	$—	$—	$213,515

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$1,687	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	99,830	(86,712)

Total		$101,517	$(86,712)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$39,987	$(13,822)
Futures contracts	Realized and change in unrealized loss on futures and forward contracts	341,554	72,594

Total		$381,541	$58,772

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$24,407	0.3		$(42,790)	(0.6)	$2,025	0.0	*	$(4,999)	(0.1)	$(21,357)
Financial	161,992	2.1		(13,608)	(0.2)	—	—		(10,469)	(0.1)	137,915
Food & Fiber	21,137	0.3		(112)	(0.0)*	29,103	0.4		(12,487)	(0.2)	37,641
Indices	19,713	0.3		(70,038)	(0.9)	38,194	0.5		(3,693)	(0.0)*	(15,824)
Metals	9	0.0	*	(85,686)	(1.1)	50,715	0.7		(1,394)	(0.0)*	(36,356)
Livestock	—	—		—	—	24,940	0.3		—	—	24,940
Energy	19,579	0.3		(20)	(0.0)*	—	0.0	*	(19,715)	(0.3)	(156)

Totals	$246,837	3.3		$(212,254)	(2.8)	$144,977	1.9		$(52,757)	(0.7)	$126,803

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2017
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$51,395	0.6		$—	—	$18,884	0.2		$(5,224)	(0.1)	$65,055
Financial	5,595	0.1		(62,302)	(0.7)	29,936	0.3		(4,437)	(0.1)	(31,208)
Food & Fiber	713	0.0	*	(16,279)	(0.2)	36,826	0.4		(37,642)	(0.4)	(16,382)
Indices	102,526	1.2		(24,527)	(0.3)	23,260	0.3		(5,075)	(0.1)	96,184
Metals	77,460	0.9		—	—	463	0.0	*	(8,281)	(0.1)	69,642
Livestock	—	—		—	—	340	0.0	*	—	—	340
Energy	67,127	0.8		—	—	1,730	0.0	*	(38,973)	(0.4)	29,884

Totals	$304,816	3.5		$(103,108)	(1.2)	$111,439	1.3		$(99,632)	(1.2)	$213,515

*	Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the three months ended March 31, 2018, the monthly average futures and forward contracts bought were 1,418 and the monthly average futures and forward contracts sold were 714. For the three months ended March 31, 2017, the monthly average futures contracts bought was 1,636 and the monthly average futures contracts sold was 741.

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$1,687	$—	$1,687
Currency	148,611	(86,412)	62,199
Energy	29,221	(30,038)	(817)
Financial	198,328	169,123	367,451
Food & Fiber	(174,776)	54,022	(120,754)
Indices	(138,168)	(112,008)	(250,176)
Livestock	(1,940)	24,600	22,660
Metals	38,554	(105,999)	(67,445)

Total net trading gains	$101,517	$(86,712)	$14,805

	For the Three Months Ended March 31, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$39,987	$(13,822)	$26,165
Currency	(109,904)	(14,494)	(124,398)
Financial	(21,336)	(19,083)	(40,419)
Food & Fiber	(133,377)	74,987	(58,390)
Indices	723,201	15,183	738,384
Metals	65,479	(23,976)	41,503
Livestock	(58,560)	47,010	(11,550)
Energy	(123,949)	(7,033)	(130,982)

Total net trading losses	$381,541	$58,772	$440,313

Superfund Green, L.P.—Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2018, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2018	Liability Derivatives at March 31, 2018	Net
Futures contracts	Futures contracts purchased	$52,767	$(48,842)	$3,925
Futures contracts	Futures contracts sold	48,522	(12,139)	36,383

Totals		$101,289	$(60,981)	$40,308

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$79,285	$(25,178)	$54,107
Futures contracts	Futures contracts sold	28,065	(29,848)	(1,783)

Totals		$107,350	$(55,026)	$52,324

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2018 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$36,509	$—	$—	$36,509
INTL FCStone	3,799	—	—	3,799

Totals	$40,308	$—	$—	$40,308

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$19,389	$—	$—	$19,389
INTL FCStone	32,935	—	—	32,935

Totals	$52,324	$—	$—	$52,324

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(571)	$—
Futures contracts	Realized and change in unrealized gain on futures and forward contracts	53,345	(12,016)

Total		$52,774	$(12,016)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$10,315	$1,412
Futures contracts	Realized and change in unrealized loss on futures and forward contracts	119,286	11,107

Total		$129,601	$12,519

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets		Net Unrealized Gains (Losses) on Open Positions
Currency	$2,087	0.1		$(9,901)	(0.4)	$2,025	0.1	$(827)	(0.0	)*	$(6,616)
Financial	39,275	1.5		—	(0.0)*	—	—	(3,641)	(0.1)		35,634
Food & Fiber	5,274	0.2		(112)	(0.0)*	9,152	0.4	(1,958)	(0.1)		12,356
Indices	3,989	0.2		(12,403)	(0.5)	13,081	0.5	(509)	(0.0	)*	4,158
Metals	—	0.0	*	(26,426)	(1.0)	19,764	0.8	(594)	(0.0	)*	(7,256)
Energy	2,142	0.1		—	(0.0)*	—	—	(4,610)	(0.2)		(2,468)
Livestock	—	—		—	—	4,500	0.2	—	(0.0	)*	4,500

Totals	$52,767	2.1		$(48,843)	(2.0)	$48,522	1.9	$(12,139)	(0.4)		$40,308

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2017
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$14,668	0.4		$—	—	$4,979	0.2	$(1,113)	(0.0)*	$18,534
Financial	1,865	0.1		(17,466)	(0.5)	8,110	0.2	—	—	(7,491)
Food & Fiber	237	0.0	*	(4,330)	(0.1)	8,673	0.3	(12,523)	(0.4)	(7,943)
Indices	26,872	0.8		(3,382)	(0.1)	6,303	0.2	(1,285)	(0.0)*	28,508
Metals	19,225	0.6		—	—	—	—	(2,365)	(0.1)	16,860
Energy	16,418	0.5		—	—	—	—	(12,562)	(0.4)	3,856

Totals	$79,285	2.4		$(25,178)	(0.7)	$28,065	0.9	$(29,848)	(0.9)	$52,324

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the three months ended March 31, 2018, the monthly average futures and forward contracts bought was 362 and the monthly average futures and forward contracts sold was 198. For the three months ended March 31, 2017, the monthly average futures contracts bought was 493 and the monthly average futures contracts sold was 239.

Series A trading results by market sector:

	For the Three Months Ended March 31, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(571)	$—	$(571)
Currency	46,357	(25,150)	21,207
Energy	6,113	(6,322)	(209)
Financial	52,312	43,125	95,437
Food & Fiber	(53,059)	20,298	(32,761)
Indices	(7,548)	(24,350)	(31,898)
Livestock	360	4,500	4,860
Metals	8,810	(24,117)	(15,307)

Total net trading gains	$52,774	$(12,016)	$40,758

	For the Three Months Ended March 31, 2017
	Net Realized Gain (Losses)	Change in Net Unrealized Gain (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$10,315	1,412	$11,727
Currency	(34,901)	(1,718)	(36,619)
Financial	(4,139)	(12,009)	(3,787)
Food & Fiber	(37,733)	20,852	(49,742)
Indices	224,609	(9,424)	245,461
Metals	11,552	(6,226)	2,128
Livestock	(20,300)	19,280	(1,020)
Energy	(19,802)	352	(26,028)

Total net trading gains in Statement of Operations	$129,601	$12,519	$142,120

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2018, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2018	Liability Derivatives at March 31, 2018	Net
Futures contracts	Futures contracts purchased	$194,070	$(163,412)	$30,658
Futures contracts	Futures contracts sold	96,455	(40,618)	55,837

Totals		$290,525	$(204,030)	$86,495

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$225,529	$(77,928)	$147,601
Futures contracts	Futures contracts sold	83,371	(69,781)	13,590

Totals		$308,900	$(147,709)	$161,191

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of March 31, 2018 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$96,672	$—	$—	$96,672
INTL FCStone	(10,177)	—	—	(10,177)

Totals	$86,495	$—	$—	$86,495

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$78,942	$—	$—	$78,942
INTL FCStone	82,249	—	—	82,249

Totals	$161,191	$—	$—	$161,191

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$2,258	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	46,485	(74,696)

Total		$48,743	$(74,696)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2017:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$29,672	$(15,234)
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	222,268	61,487

Total		$251,940	$46,253

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2018 and December 30, 2017:

	As of March 31, 2018
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$22,320	0.4		$(32,889)	(0.7)	$—	—	$(4,172)	(0.1)	$(14,741)
Financial	122,717	2.4		(13,608)	(0.3)	—	—	(6,828)	(0.1)	102,281
Food & Fiber	15,863	0.3		—	—	19,951	0.4	(10,529)	(0.2)	25,285
Indices	15,724	0.3		(57,635)	(1.1)	25,113	0.5	(3,184)	(0.1)	(19,982)
Metals	9	0.0	*	(59,260)	(1.2)	30,951	0.6	(800)	(0.0)*	(29,100)
Energy	17,437	0.3		(20)	(0.0)*	—	—	(15,105)	(0.3)	2,312
Livestock	—	—		—	—	20,440	0.4	—	—	20,440

Totals	$194,070	3.7		$(163,412)	(3.3)	$96,455	1.9	$(40,618)	(0.8)	$86,495

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2017
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$36,727	0.7		$—	—	$13,905	0.3		$(4,111)	(0.1)	$46,521
Financial	3,730	0.1		(44,836)	(0.8)	21,826	0.4		(4,437)	(0.1)	(23,717)
Food & Fiber	474	0.0	*	(11,947)	(0.2)	28,150	0.5		(25,116)	(0.5)	(8,439)
Indices	75,654	1.4		(21,145)	(0.4)	16,957	0.3		(3,790)	(0.1)	67,676
Metals	58,235	1.1		—	—	463	0.0	*	(5,916)	(0.1)	52,782
Livestock	—	—		—	—	340	0.0	*	—	—	340
Energy	50,709	0.9		—	—	1,730	0.0	*	(26,411)	(0.5)	26,028

Totals	$225,529	4.2		$(77,928)	(1.4)	$83,371	1.5		$(69,781)	(1.4)	$161,191

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the three months ended March 31, 2018, the monthly average futures and forward contracts bought were 1,056 and the monthly average futures and forward contracts sold were 516. For the three months ended March 31, 2017, the monthly average futures contracts bought was 1,143 and the monthly average futures contracts sold was 502.

Series B trading results by market sector:

	For the Three Months Ended March 31, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$2,258	$—	$2,258
Currency	102,254	(61,262)	40,992
Energy	23,108	(23,716)	(608)
Financial	146,016	125,998	272,014
Food & Fiber	(121,717)	33,724	(87,993)
Indices	(130,620)	(87,658)	(218,278)
Livestock	(2,300)	20,100	17,800
Metals	29,744	(81,882)	(52,138)

Total net trading gains	$48,743	$(74,696)	$(25,953)

	For the Three Months Ended March 31, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$29,672	$(15,234)	$14,438
Currency	(75,003)	(12,776)	(87,779)
Financial	(17,197)	(7,074)	(24,271)
Food & Fiber	(95,644)	54,135	(41,509)
Indices	498,592	24,607	523,199
Metals	53,927	(17,750)	36,177
Livestock	(38,260)	27,730	(10,530)
Energy	(104,147)	(7,385)	(111,532)

Total net trading gains in Statement of Operation	$251,940	$46,253	$298,193

5.	Due from/to brokers

Due from brokers consists of proceeds from cash and unsettled trades. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2018 and December 31, 2017, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 1.85% of month-end net assets (1.85% per annum), and monthly operating expenses equal to one-twelfth of 0.15% of month-end net assets (0.15% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, LLC an entity related to Superfund Capital Management by common ownership, shall be paid monthly selling commissions equal to one-twelfth of 4% (4% per annum) of the month-end net asset value of the Fund. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold. Selling commissions charged as of the end of each month in excess of 10% of the initial public offering price of Units sold shall not be paid out to any selling agent but shall instead be held in a separate account. Accrued monthly performance fees, if any, will then be charged against both net assets of the Fund as of month-end, as well as against amounts held in the separate account. Any increase or decrease in net assets and any accrued interest will then be credited or charged to each investor (a “Limited Partner”) on a pro rata basis. The remainder of the amounts held in the separate account, if any, shall then be reinvested in Units as of such month-end, at the current net asset value, for the benefit of the appropriate Limited Partner. The amount of any distribution to a Limited Partner, any amount paid to a Limited Partner on redemption of Units and any redemption fee paid to Superfund Capital Management upon the redemption of Units will be charged to that Limited Partner. Selling commissions are shown gross on the statements of operations and amounts over the 10% selling commission threshold are rebated to the Limited Partner by purchasing Units of the Fund.

8.	Financial highlights

Financial highlights for the period January 1 through March 31 are as follows:

	2018		2017
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(0.1)%	(2.7)%	2.2%	3.9%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(0.1)%	(2.7)%	2.2%	3.9%

Ratios to average partners’ capital**
Operating expenses before incentive fees	(6.4)%	(6.0)%	(8.0)%	(8.8)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	(6.4)%	(6.0)%	(8.0)%	(8.8)%

Net investment loss	(6.4)%	(6.0)%	(7.2)%	(8.4)%

Net asset value per unit, beginning of period	$1,099.78	$1,359.98	$989.50	$1,049.01
Net investment loss	(17.39)	(20.66)	(18.40)	(22.03)
Net gain on investments	11.70	(13.76)	39.70	62.29

Total income (loss) from operations	(5.69)	(34.42)	21.30	40.26

Net asset value per unit, end of period	$1,094.09	$1,325.56	$1,010.80	$1,089.27

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(6.39)	$(34.05)	$22.13	$40.82

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)upon change in net asset value per Unit)	$(5.69)	$(34.42)	$21.30	$40.26

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $391,814 and $265,011, respectively, at March 31, 2018.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $101,289 and $60,981, respectively, at March 31, 2018.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $290,525 and $204,030, respectively, at March 31, 2018.

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

Credit risk is the possibility that a loss may occur due to the failure of counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc. and INTL FCStone International.

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

The majority of these futures and forwards mature within one year of March 31, 2018. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

10.	Subscriptions and redemptions

Effective May 1, 2014, the Fund no longer accepts subscriptions.

A Limited Partner may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $10,000. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which the redemption is to be effective. Redemptions will generally be paid within twenty days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. In similar cases such sums would be accounted for as cash and redemption payables. As provided in the Partnership Agreement, if the net asset value per Unit within a Series as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end Unit value of such Series, Superfund Capital Management will suspend trading activities, notify all Limited Partners within such Series of the relevant facts within seven business days and declare a special redemption period.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2018, redemptions totaled $1,074,296. For the quarter ended March 31, 2018, redemptions totaled $737,569 in Series A and $336,727 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018

Series A:

Net results for the quarter ended March 31, 2018, were a loss of (0.1)% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $17,988. This decrease consisted of investment income of $846, trading gains of $31,407 and total expenses of $50,241. Expenses included $15,448 in management fees, $1,253 in operating expenses, $33,401 in selling commissions and $139 in other expenses. At March 31, 2018 and December 31, 2017, the net asset value per Unit of Series A was $1,094.09 and $1,099.78, respectively.

Series B:

Net results for the quarter ended March 31, 2018, were a loss of (2.7)% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $132,751. This decrease consisted of investment income of $1,209, trading loss of $52,407 and total expenses of $81,553. Expenses included $24,978 in management fees, $2,025 in operating expenses, $54,006 in selling commissions and $544 in other expenses. At March 31, 2018 and December 31, 2017, the net asset value per Unit of Series B was $1,325.56 and $1,359.98 respectively.

Fund results for 1st Quarter 2018:

In March, the Fund’s managed futures strategy produced positive returns largely backed by compelling performance in bonds. The fund ‘s exposure in European bonds helped contribute to a notable +1.81% gain, as exponential growth in the Eurozone combined with heightened anxieties surrounding trade war fears pushed bond prices up through most of the month. Agricultural markets were up 0.45% mainly due to performance of short positions in Live Cattle which was driven down by liquidation pressures and later tumbled with Feeder Cattle as a result of classic supply and demand fundamental data. The currency sector managed to end performance up at 0.01% with help from the Yen which strengthened against the Dollar after US attempts to exercise harsh tariffs against China was met with measured retaliation. Stock indices came in as the fund’s worst performer at -0.28% as a result of heightened volatility aided in large part by the hard protectionist measures called forth to be put in place by US President Donald Trump.

In February, the Fund’s managed futures strategy produced negative returns as it underperformed in all major sectors except bonds, to generate overall returns of -5.52%. The fund’s biggest pull-back was in stock indices which ended the month at -4.08%, as global equities dipped after a long-winning run on Wall Street came to an end early in the month. Grains, energy, metals and agriculture markets struggled to make any head-way for the fund with combined returns of -1.97%. Metals prices in particular struggled during the final week of trading, as higher treasury yields propped up the dollar, and erased much of the gains procured during the month. The performance of currencies was down -1.03% this month, with the U.S dollar weighed down on concerns of a weak strategy by Washington, and the strengthening of the yen after news came out that Haruhiko Kuroda’s nomination as BoJ Governor was finally confirmed. Although bonds performed fairly well at 1.56% as its short positions in US Treasuries took advantage of falling prices in the wake of increased government borrowing, it was not enough to move the fund’s performance into positive territory.

In January, the Fund’s managed futures strategy produced positive returns with Stock Indices proving to be the strongest performing sector with returns of 2.90%. From Stock Indices, the Nasdaq and Dow Jones Industrial Average were the strongest performing markets for the fund with returns of 0.80% and 0.75% respectively, as the fund’s positions took advantage in the equity rally due to strong corporate earnings during the holiday season. Currencies, Agricultural Markets, and Energy sectors, all contributed positively to the fund’s performance, with combined returns of 2.05%. The Bonds, Metals, and Grains sectors struggled, as their combined returns of -1.33% eroded some of the funds gains. Of these sectors, positions in the Euro BOBL suffered from declining bond prices on the back of hawkish messages from the ECB. Soybean Meal and NYMEX Platinum faltered, ranking within the bottom performing markets, as the fund’s positions in these markets were adversely affected by their bullish performance in January.

Three Months Ended March 31, 2017

Series A:

Net results for the quarter ended March 31, 2017, were a gain of 2.2% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $77,417. This increase consisted of investment income of $4,621, trading gains of $130,000 and total expenses of $57,204. Expenses included $16,758 in management fees, $1,359 in operating expenses, $36,233 in selling commissions and $2,854 in other expenses. At March 31, 2017 and December 31, 2016, the net asset value per Unit of Series A was $1,010.80 and $989.50, respectively.

Series B:

Net results for the quarter ended March 31, 2017, were a gain of 3.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $193,736. This increase consisted of investment income of $4,715, trading gains of $270,597 and total expenses of $81,576. Expenses included $24,058 in management fees, $1,951 in operating expenses, $52,017 in selling commissions and $3,550 in other expenses. At March 31, 2017 and December 31, 2016, the net asset value per Unit of Series B was $1,089.27 and $1,049.01 respectively.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2018 and December 31, 2017.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended March 31, 2018.

(b) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2018:

Series A:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2018	0.000	1,139.53
February 28, 2018	32.382	1,076.64
March 31, 2018	642.270	1,094.09

	674.652

Series B:

Month	Units Redeemed	NAV per Unit ($)
January 31, 2018	70.129	1,476.81
February 28, 2018	112.448	1,290.53
March 31, 2018	66.416	1,325.56

	248.993

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018	SUPERFUND GREEN, L.P.
(Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Craig Lucas
Craig Lucas
Managing Director and Principal Executive Officer

	By:	/s/ Jim Douglas
Jim Douglas
Vice Head of Back Office and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1