Form 10-Q
period 2018-06-30
SUPERFUND GREEN, L.P.
filed 2018-08-13
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements of Superfund Green, L.P., Superfund Green, L.P. - Series A and Superfund Green, L.P. - Series B are included in Item 1:

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2018 and December 31, 2017

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Due from brokers	$2,385,087	$3,146,140
Unrealized gain on futures contracts purchased	184,994	304,814
Unrealized gain on futures contracts sold	125,793	111,436
Cash and cash equivalents	4,532,058	5,559,722
Other assets	3,043	—

Total assets	7,230,975	9,122,112

LIABILITIES
Unrealized loss on futures contracts purchased	136,043	103,106
Unrealized loss on futures contracts sold	93,854	99,629
Redemptions payable	28,053	166,865
Management fees payable	10,829	13,794
Fees payable	1,005	2,766

Total liabilities	269,784	386,160

NET ASSETS	$6,961,191	$8,735,952

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2018

	Percentage of
	Net Assets	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.3%	$18,939
Energy	0.6	48,169
Financial	1.2 *	85,657
Food & Fiber	(0.2)	(16,315)
Indices	(0.8)	(55,197)
Livestock	0.1	3,538
Metals	(0.5)	(35,840)

Total futures contracts purchased	0.7	48,951

Futures contracts sold
Currency	— **	(1,321)
Energy	(0.3)	(20,308)
Financial	(0.3)	(20,133)
Food & Fiber	0.1	5,300
Indices	— **	(2,336)
Livestock	(0.2)	(11,560)
Metals	1.2 *	82,297

Total futures contracts sold	0.5	31,939

Total futures contracts, at fair value	1.2%	$80,890

Futures contracts by country composition
Australia	(0.2)%	$(10,556)
Canada	0.1	9,136
European Monetary Union	— **	2,381
Great Britain	0.1	4,351
Japan	0.4	28,257
United States	0.1	7,506
Other	0.7	39,815

Total futures contracts by country	1.2%	$80,890

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of
	Net Assets	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.6%	$51,395
Energy	0.8	67,127
Financial	(0.6)	(56,707)
Food & Fiber	(0.2)	(15,566)
Indices	0.9	77,999
Metals	0.9	77,460

Total futures contracts purchased	2.4	201,708

Futures contracts sold
Currency	0.2	13,660
Energy	(0.4)	(37,243)
Financial	0.3	25,499
Food & Fiber	0.0 **	(816)
Indices	0.2	18,185
Livestock	0.0 **	340
Metals	(0.1)	(7,818)

Total futures contracts sold	0.2	11,807

Total futures contracts, at fair value	2.6%	$213,515

Futures contracts by country composition
Australia	0.0 **%	$(3,670)
Canada	0.0 **	(2,885)
European Monetary Union	0.1	10,942
Great Britain	0.3	26,052
Japan	0.2	19,012
United States	1.8 *	159,128
Other	0.1	4,936

Total futures contracts by country	2.5%	$213,515

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest income	$2,135	$6,674	$4,172	$10,394
Other income	289	535	307	6,151

Total investment income	2,424	7,209	4,479	16,545

Expenses
Selling commission	72,696	84,275	160,103	172,525
Management fee	33,622	38,977	74,048	79,793
Operating expenses	2,726	3,160	6,004	6,470
Other	201	6,316	884	12,720

Total expenses	109,245	132,728	241,039	271,508

Net investment loss	$(106,821)	$(125,519)	$(236,560)	$(254,963)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$(373,172)	$434,156	$(271,655)	$815,697
Investments in securities	1,085	—	1,553	—
Net change in unrealized appreciation (depreciation) on:
Futures and forward contracts	(45,915)	(320,204)	(132,627)	(261,432)
Investments in securities	(375)	—	—	—
Brokerage commissions	(41,197)	(34,550)	(77,845)	(74,266)

Net gain (loss) on investments	$(459,574)	$79,402	$(480,574)	$479,999

Net increase (decrease) in net assets from operations	$(566,395)	$(46,117)	$(717,134)	$225,036

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2018	2017
Increase (decrease) in net assets from operations
Net investment income (loss)	$(236,560)	$(254,963)
Net realized gain (loss) on futures and forward contracts	(270,102)	815,697
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(132,627)	(261,432)
Brokerage commissions	(77,845)	(74,266)

Net increase (decrease) in net assets from operations	(717,134)	225,036
Capital share transactions
Issuance of Units	156,415	161,681
Redemption of Units	(1,214,042)	(1,195,266)

Net decrease in net assets from capital share transactions	(1,057,627)	(1,033,585)
Net decrease in net assets	(1,774,761)	(808,549)

Net assets, beginning of period	8,735,952	8,783,260

Net assets, end of period	$6,961,191	$7,974,711

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(717,134)	$225,036
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in due from brokers	761,053	(149,154)
Increase in unrealized appreciation on open forward contracts	—	4,101
Increase in futures contracts purchased	152,757	191,882
Decrease in unrealized depreciation on open forward contracts	—	(7,406)
Increase (decrease) in futures contracts sold	(20,132)	72,856
Increase in other assets	(3,043)	—
Decrease in management fee payable	(2,965)	(2,719)
Decrease in fees payable	(1,761)	(5,685)

Net cash and cash equivalent provided by (used in) operating activities	168,775	328,911

Cash flows from financing activities
Subscriptions	156,415	161,681
Redemptions, net of change in redemptions payable	(1,352,854)	(2,140,677)

Net cash and cash equivalent used in financing activities	(1,196,439)	(1,978,996)

Net increase (decrease) in cash and cash equivalent	(1,027,664)	(1,650,085)
Cash and cash equivalent, beginning of period	5,559,722	4,768,586

Cash and cash equivalent, end of period	$4,532,058	$3,118,501

Supplemental cash flow disclosures
Redemption payable	$28,053	$235,160

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2018 and December 31, 2017

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Due from brokers	$674,689	$1,224,817
Unrealized gain on futures contracts purchased	28,411	79,285
Unrealized gain on futures contracts sold	30,641	28,065
Cash and cash equivalents	1,679,244	2,058,246
Other assets	3,043	—

Total assets	2,416,028	3,390,413

LIABILITIES
Unrealized loss on futures contracts purchased	19,163	25,178
Unrealized loss on futures contracts sold	18,309	29,848
Redemptions payable	3,342	27,170
Management fee payable	3,679	5,159
Fees payable	298	670

Total liabilities	44,791	88,025

NET ASSETS	$2,371,237	$3,302,388

Number of Units	2,315.349	3,002.761

Net asset value per Unit	$1,024.14	$1,099.78

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2018

	Percentage of
	Net Assets	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.2%	$5,465
Energy	0.1	1,950
Financial	0.7	15,852
Food & Fiber	(0.1)	(3,363)
Indices	(0.5)	(10,321)
Metals	— **	(335)

Total futures contracts purchased	0.4	9,248

Futures contracts sold
Currency	0.1	1,376
Energy	(0.2)	(5,096)
Financial	(0.2)	(4,207)
Food & Fiber	0.1	1,588
Indices	0.2	3,601
Livestock	(0.1)	(2,140)
Metals	0.6	17,210

Total futures contracts sold	0.5	12,332

Total futures contracts, at fair value	0.9%	$21,580

Futures contracts by country composition
Australia	(0.2)%	$(3,817)
Canada	0.1	2,511
European Monetary Union	(0.1)	(2,848)
Great Britain	0.1	1,776
Japan	0.3	6,194
United States	0.4	10,210
Other	0.3	7,554

Total futures contracts by country	0.9%	$21,580

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of
	Net Assets	Fair Value
Futures Contracts, at fair value
Futures Contracts Purchased
Currency	0.4%	$14,668
Energy	0.5	16,418
Financial	(0.5)	(15,601)
Food & Fiber	(0.1)	(4,093)
Indices	0.7	23,490
Metals	0.6	19,225

Total futures contracts purchased	1.6	54,107

Futures Contracts Sold
Currency	0.1	3,866
Energy	(0.4)	(12,562)
Financial	0.2	8,110
Food & Fiber	(0.1)	(3,850)
Indices	0.3	5,018
Metals	(0.1)	(2,365)

Total futures contracts sold	0.0	(1,783)

Total futures contracts, at fair value	1.6%	$52,324

Futures contracts by country composition
Australian	0.0 **%	$(1,003)
Canada	0.0 **	(409)
European Monetary Union	0.1	3,433
Great Britain	0.2	6,115
Japan	0.2	6,873
United States	1.0 *	34,994
Other	0.1	2,321

Total futures contracts by country	1.6%	$52,324

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding - amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest income	$814	$2,525	$1,656	$4,147
Other income	77	501	81	3,500

Total investment income	891	3,026	1,737	7,647

Expenses
Selling commission	24,587	34,144	57,988	70,377
Management fee	11,371	15,792	26,819	32,550
Operating expenses	922	1,280	2,175	2,639
Other	199	2,033	338	4,887

Total expenses	37,079	53,249	87,320	110,453

Net investment loss	$(36,188)	$(50,223)	$(85,583)	$(102,806)

Realized and unrealized gain (loss) on investments
Net change in realized gain (loss) on:
Futures and forward contracts	$(98,437)	$123,153	$(45,663)	$252,754
Investments in securities	310	—	443	—
Net change in unrealized appreciation (depreciation) on:
Futures and forward contracts	(18,729)	(100,028)	(30,745)	(87,509)
Investments in securities	(107)	—	—	—
Brokerage commissions	(10,002)	(10,022)	(19,593)	(22,142)

Net gain (loss) on investments	$(126,965)	$13,103	$(95,558)	$143,103

Net increase (decrease) in net assets from operations	$(163,153)	$(37,120)	$(181,141)	$40,297

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)*	(69.78)	(10.94)	(70.71)	11.82

Net increase (decrease) in net assets from operations per unit (based upon changes in net assets value per unit during the period)	(69.95)	(11.13)	(75.64)	10.17

*

Weighted average number of Units outstanding for Series A for the Three Months Ended June 30, 2018 and June 30, 2017: 2,338.25 and 3,393.11, respectively; and for the Six Months Ended June 30th 2018 and June 30th 2017: 2,561.59 and 3,407.81, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2018	2017
Increase (decrease) in net assets from operations
Net investment loss	$(85,583)	$(102,806)
Net realized gain (loss) on futures and forward contracts	(45,220)	252,754
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(30,745)	(87,509)
Brokerage commission	(19,593)	(22,142)

Net increase (decrease) in net assets from operations	(181,141)	40,297
Capital share transactions
Issuance of Units	57,797	66,025
Redemption of Units	(807,807)	(502,322)

Net decrease in net assets from capital share transactions	(750,010)	(436,297)
Net decrease in net assets	(931,151)	(396,000)
Net assets, beginning of period	3,302,388	3,656,086

Net assets, end of period	$2,371,237	$3,260,086

Units, beginning of period	3,002.761	3,694.882
Issuance of Units	52.999	65.554
Redemption of Units	(740.411)	(499.276)

Units, end of period	2,315.349	3,261.160

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(181,141)	$40,297
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	550,128	262,899
Increase in unrealized appreciation on open forward contracts	—	2,769
Increase in futures contracts purchased	44,859	61,883
Decrease in unrealized depreciation on open forward contracts	—	(5,788)
Increase (decrease) in futures contracts sold	(14,115)	28,645
Increase in other assets	(3,043)	—
Decrease in management fee payable	(1,480)	(2,274)
Decrease in fees payable	(372)	(3,737)

Net cash and cash equivalent provided by (used in) operating activities	394,836	384,694

Cash flows from financing activities
Subscriptions	57,797	66,025
Redemptions, net of change in redemptions payable	(831,635)	(1,573,596)

Net cash and cash equivalent used in financing activities	(773,838)	(1,507,571)

Net increase (decrease) in cash equivalent	(379,002)	(1,122,877)
Cash and cash equivalent, beginning of period	2,058,246	2,648,829

Cash and cash equivalent, end of period	$1,679,244	$1,525,952

Supplemental cash flow disclosures
Redemption payable	$3,342	$79,400

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2018 and December 31, 2017

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Due from brokers	$1,710,398	$1,921,323
Unrealized gain on futures contracts purchased	156,583	225,529
Unrealized gain on futures contracts sold	95,152	83,371
Cash and cash equivalents	2,852,814	3,501,476

Total assets	4,814,947	5,731,699

LIABILITIES
Unrealized loss on futures contracts purchased	116,880	77,928
Unrealized loss on futures contracts sold	75,545	69,781
Redemptions payable	24,711	139,695
Management fee payable	7,150	8,635
Fees payable	707	2,096

Total liabilities	224,993	298,135

NET ASSETS	$4,589,954	$5,433,564

Number of Units	3,764.304	3,995.325

Net asset value per Unit	$1,219.34	$1,359.98

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2018

	Percentage of
	Net Assets	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.3%	$13,474
Energy	1.0 *	46,219
Financial	1.6 *	69,805
Food & Fiber	(0.3)	(12,952)
Indices	(1.0)*	(44,876)
Livestock	0.1	3,538
Metals	(0.8)	(35,505)

Total futures contracts purchased	0.9	39,703

Futures contracts sold
Currency	(0.1)	(2,697)
Energy	(0.3)	(15,212)
Financial	(0.3)	(15,926)
Food & Fiber	0.1	3,712
Indices	(0.1)	(5,937)
Livestock	(0.2)	(9,420)
Metals	1.3 *	65,087

Total futures contracts sold	0.4	19,607

Total futures contracts, at fair value	1.3%	$59,310

Futures contracts by country composition
Australia	(0.1)%	$(6,739)
Canada	0.1	6,625
European Monetary Union	0.1	5,229
Great Britain	0.1	2,575
Japan	0.5	22,063
United States	(0.1)	(2,704)
Other	0.7	32,261

Total futures contracts by country	1.3%	$59,310

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding - amount is less than 0.05%.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of
	Net Assets		Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.7%		$36,727
Energy	0.9		50,709
Financial	(0.8)		(41,106)
Food & Fiber	(0.2)		(11,473)
Indices	1.0	*	54,509
Metals	1.1	*	58,235

Total futures contracts purchased	2.7		147,601

Futures contracts sold
Currency	0.2		9,794
Energy	(0.4)		(24,681)
Financial	0.3		17,389
Food & Fiber	0.1		3,034
Indices	0.2		13,167
Livestock	0.0	**	340
Metals	(0.1)		(5,453)

Total futures contracts sold	0.3		13,590

Total futures contracts, at fair value	3.0%		$161,191

Futures contracts by country composition
Australia	0.0	**%	$(2,667)
Canada	0.0	**	(2,476)
European Monetary Union	0.1		7,509
Great Britain	0.4		19,937
Japan	0.2		12,139
United States	2.3	*	124,134
Other	0.0	**	2,615

Total futures contracts by country	3.0%		$161,191

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest income	$1,321	$4,149	$2,516	$6,247
Other income	212	34	226	2,651

Total investment income	1,533	4,183	2,742	8,898

Expenses
Selling commission	48,109	50,131	102,115	102,148
Management fee	22,251	23,185	47,229	47,243
Operating expenses	1,804	1,880	3,829	3,831
Other	2	4,283	546	7,833

Total expenses	72,166	79,479	153,719	161,055

Net investment loss	$(70,633)	$(75,296)	$(150,977)	$(152,157)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$(274,735)	$311,003	$(225,992)	$562,943
Investments in securities	775	—	1,110	—
Net change in unrealized appreciation (depreciation) on:
Futures and forward contracts	(27,186)	(220,176)	(101,882)	(173,923)
Investments in securities	(268)	—	—	—
Brokerage commissions	(31,195)	(24,528)	(58,252)	(52,124)

Net gain (loss) on investments	$(332,609)	$66,299	$(385,016)	$336,896

Net increase (decrease) in net assets from operations	$(403,242)	$(8,997)	$(535,993)	$184,739

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)*	(105.59)	(1.97)	(139.67)	40.13

Net increase (decrease) in net assets from operations per unit (based upon change in the net asset value per unit during period)	(106.22)	(2.50)	(140.64)	37.76

*

Weighted average number of Units outstanding for Series B for the Three Months Ended June 30, 2018 and June 30, 2017: 3,819.10 and 4,562.72, respectively; and for the Six Months Ended June 30th 2018 and June 30th 2017: 3,837.50 and 4,603.57, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2018	2017
Increase (decrease) in net assets from operations
Net investment loss	$(150,977)	$(152,157)
Net realized gain (loss) on futures and forward contracts	(224,882)	562,943
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(101,882)	(173,923)
Brokerage commissions	(58,252)	(52,124)

Net increase (decrease) in net assets from operations	(535,993)	184,739
Capital share transactions
Issuance of Units	98,618	95,656
Redemption of Units	(406,235)	(692,944)

Net decrease in net assets from capital share transactions	(307,617)	(597,288)

Net decrease in net assets	(843,610)	(412,549)
Net assets, beginning of period	5,433,564	5,127,174

Net assets, end of period	$4,589,954	$4,714,625

Units, beginning of period	3,995.325	4,887.522
Issuance of Units	73.753	88.691
Redemption of Units	(304.774)	(638.002)

Units, end of period	3,764.304	4,338.211

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(535,993)	$184,739
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in due from brokers	210,925	(412,053)
Increase in unrealized appreciation on open forward contracts	—	1,332
Increase in futures contracts purchased	107,898	129,999
Decrease in unrealized depreciation on open forward contracts	—	(1,618)
Increase (decrease) in futures contracts sold	(6,017)	44,211
Decrease in management fee payable	(1,485)	(445)
Decrease in fees payable	(1,389)	(1,948)

Net cash and cash equivalents provided by (used in) operating activities	(226,061)	(55,783)

Cash flows from financing activities
Subscriptions	98,618	95,656
Redemptions, net of change in redemptions payable	(521,219)	(567,081)

Net cash and cash equivalent used in financing activities	(422,601)	(471,425)

Net increase (decrease) in cash equivalent	(648,662)	(527,208)
Cash and cash equivalent, beginning of period	3,501,476	2,119,757

Cash and cash equivalent, end of period	$2,852,814	$1,592,549

Supplemental disclosure of non-cash financing activities
Redemption payable	$24,711	$155,760

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

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

As of December 31, 2017, Series A had on deposit $617,702 at ADM Investor Services, Inc., $3,238 at Merrill Lynch, Pierce, Fenner & Smith Inc. and $603,815 at INTL FC Stone International Inc. As of December 31, 2017, Series B had on deposit $901,753 at ADM Investor Services, Inc., $4,597 at Merrill Lynch, Pierce, Fenner & Smith Inc. and $1,014,782 at INTL FC Stone International Inc. As of June 30, 2018, the Fund had on deposit $1,269,193 at ADM Investor Services, Inc. and $1,115,894 at INTL FC Stone Financial Inc. As of June 30, 2018, Series A had on deposit $430,033 at ADM Investor Services, Inc. and $244,656 at INTL FC Stone Financial Inc. As of June 30, 2018, Series B had on deposit $839,160 at ADM Investor Services, Inc. and $871,238 at INTL FC Stone Financial Inc.

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

Recently Issued Accounting Pronouncements

ASU 2016-01

In January 2016, FASB issued Accounting Standard Update No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financial liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. The Fund adopted ASU 2016-01 as of January 1, 2018, and the adoption did not have a material impact on its financial statements.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There was no Level 3 holdings at June 30, 2018 and December 31, 2017 or during the period then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2018 and December 31, 2017:

Superfund Green, L.P.

	Balance June 30, 2018	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$125,793	$125,793	$—	$—
Futures contracts purchased	184,994	184,994	—	—

Total Assets Measured at Fair Value	$310,787	$310,787	$—	$—

LIABILITIES
Futures contracts sold	$93,854	$93,854	$—	$—
Futures contracts purchased	136,043	136,043	—	—

Total Liabilities Measured at Fair Value	$229,897	$229,897	$—	$—

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$111,436	$111,436	$—	$—
Futures contracts purchased	304,814	304,814	—	—

Total Assets Measured at Fair Value	$416,250	$416,250	$—	$—

LIABILITIES
Futures contracts sold	$99,629	$99,629	$—	$—
Futures contracts purchased	103,106	103,106	—	—

Total Liabilities Measured at Fair Value	$202,735	$202,735	$—	$—

Superfund Green, L.P. - Series A

	Balance June 30, 2018	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$30,641	$30,641	$—	$—
Futures contracts purchased	28,411	28,411	—	—

Total Assets Measured at Fair Value	$59,052	$59,052	$—	$—

LIABILITIES
Futures contracts sold	$18,309	$18,309	$—	$—
Futures contracts purchased	19,163	19,163	—	—

Total Liabilities Measured at Fair Value	$37,472	$37,472	$—	$—

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$28,065	$28,065	$—	$—
Futures contracts purchased	79,285	79,285	—	—

Total Assets Measured at Fair Value	$107,350	$107,350	$—	$—

LIABILITIES
Futures contracts sold	$29,848	$29,848	$—	$—
Futures contracts purchased	25,178	25,178	—	—

Total Liabilities Measured at Fair Value	$55,026	$55,026	$—	$—

Superfund Green, L.P. - Series B

	Balance June 30, 2018	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$95,152	$95,152	$—	$—
Futures contracts purchased	156,583	156,583	—	—

Total Assets Measured at Fair Value	$251,735	$251,735	$—	$—

LIABILITIES
Futures contracts sold	$75,545	$75,545	$—	$—
Futures contracts purchased	116,880	116,880	—	—

Total Liabilities Measured at Fair Value	$192,425	$192,425	$—	$—

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$83,371	$83,371	$—	$—
Futures contracts purchased	225,529	225,529	—	—

Total Assets Measured at Fair Value	$308,900	$308,900	$—	$—

LIABILITIES
Futures contracts sold	$69,781	$69,781	$—	$—
Futures contracts purchased	77,928	77,928	—	—

Total Liabilities Measured at Fair Value	$147,709	$147,709	$—	$—

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

Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2018, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2018	Liability Derivatives at June 30, 2018	Net
Futures contracts	Futures contracts purchased	$184,994	$(136,043)	$48,951
Futures contracts	Futures contracts sold	125,793	(93,854)	31,939

Totals		$310,787	$(229,897)	$80,890

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$304,814	$(103,106)	$201,708
Futures contracts	Futures contracts sold	111,436	(99,629)	11,807

Totals		$416,250	$(202,735)	$213,515

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2018 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$73,339	$—	$—	$73,339
INTL FCStone	7,551	—	—	7,551

Totals	$80,890	$—	$—	$80,890

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$98,331	$—	$—	$98,331
INTL FCStone	115,184	—	—	115,184

Totals	$213,515	$—	$—	$213,515

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(28,115)	$—
Futures contracts	Realized and change in unrealized loss on futures and forward contracts	(345,057)	(45,915)

Total		$(373,172)	$(45,915)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(26,428)	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	(245,227)	(132,627)

Total		$(271,655)	$(132,627)

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(40,183)	$17,128
Futures contracts	Realized and change in unrealized loss on futures and forward contracts	474,339	(337,332)

Total		$434,156	$(320,204)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(196)	$3,306
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	815,893	(264,738)

Total		$815,697	$(261,432)

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$20,470	0.3	$(1,531)	0.0 *	$7,319	0.1		$(8,640)	(0.1)	$17,618
Financial	86,037	1.2	(380)	0.0 *	8,648	0.1		(28,781)	(0.4)	65,524
Food & Fiber	15,436	0.2	(31,751)	(0.5)	12,698	0.2		(7,398)	(0.1)	(11,015)
Indices	11,344	0.2	(66,541)	(1.0)	12,344	0.2		(14,680)	(0.2)	(57,533)
Metals	—	—	(35,840)	(0.5)	82,684	1.2		(387)	0.0 *	46,457
Livestock	3,538	0.1	—	—	—	—		(11,560)	(0.2)	(8,022)
Energy	48,169	0.7	—	—	2,100	0.0	*	(22,408)	(0.3)	27,861

Totals	$184,994	2.7	$(136,043)	(2.0)	$125,793	1.8		$(93,854)	(1.3)	$80,890

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2017
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$51,395	0.6		$—	—	$18,884	0.2		$(5,224)	(0.1)	$65,055
Financial	5,595	0.1		(62,302)	(0.7)	29,936	0.3		(4,437)	(0.1)	(31,208)
Food & Fiber	713	0.0	*	(16,279)	(0.2)	36,826	0.4		(37,642)	(0.4)	(16,382)
Indices	102,526	1.2		(24,527)	(0.3)	23,260	0.3		(5,075)	(0.1)	96,184
Metals	77,460	0.9		—	—	463	0.0	*	(8,281)	(0.1)	69,642
Livestock	—	—		—	—	340	0.0	*	—	—	340
Energy	67,127	0.8		—	—	1,730	0.0	*	(38,973)	(0.4)	29,884

Totals	$304,816	3.5		$(103,108)	(1.2)	$111,439	1.3		$(99,632)	(1.2)	$213,515

*	Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the three months ended June 30, 2018, the monthly average futures and forward contracts bought were 1,419 and the monthly average futures and forward contracts sold were 973. For the six months ended June 30, 2018, the monthly average futures and forward contracts bought were 1,419 and the monthly average futures and forward contracts sold were 844. For the three months ended June 30, 2017, the monthly average futures contracts bought was 1,757 and the monthly average futures contracts sold was 324. For the six months ended June 30, 2017 the monthly average futures contracts bought was 1,696 and the monthly average futures and forward contracts sold were 533.

Superfund Green, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(28,115)	$—	$(28,115)
Currency	(226,717)	62,181	(164,536)
Energy	(26,941)	28,017	1,076
Financial	159,348	(95,599)	63,749
Food & Fiber	(125,846)	(48,656)	(174,502)
Indices	(48,045)	(41,709)	(89,754)
Livestock	20,670	(32,962)	(12,292)
Metals	(97,526)	82,813	(14,713)

Total net trading gains	$(373,172)	$(45,915)	$(419,087)

	For the Six Months Ended June 30, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(26,428)	$—	$(26,428)
Currency	(78,106)	(47,438)	(125,544)
Energy	2,280	(2,021)	259
Financial	357,676	96,731	454,407
Food & Fiber	(300,622)	5,366	(295,256)
Indices	(186,213)	(153,717)	(339,930)
Livestock	18,730	(8,362)	10,368
Metals	(58,972)	(23,186)	(82,158)

Total net trading losses	$(271,655)	$(132,627)	$(404,282)

	For the Three Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(40,183)	$17,128	$(23,055)
Currency	(79,773)	75,760	(4,013)
Energy	(183,631)	(49,869)	(233,500)
Financial	37,159	(154,468)	(117,309)
Food & Fiber	101,616	(95,904)	5,712
Indices	697,066	(127,678)	569,388
Livestock	43,380	1,720	45,100
Metals	(141,478)	13,107	(128,371)

Total net trading gains	$434,156	$(320,204)	$113,952

	For the Six Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(196)	$3,306	$3,110
Currency	(189,677)	61,266	(128,411)
Financial	15,823	(173,551)	(157,728)
Food & Fiber	(31,761)	(20,917)	(52,678)
Indices	1,420,267	(112,495)	1,307,772
Metals	(75,999)	(10,869)	(86,868)
Livestock	(15,180)	48,730	33,550
Energy	(307,580)	(56,902)	(364,482)

Total net trading losses	$815,697	$(261,432)	$554,265

Superfund Green, L.P. - Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2018, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2018	Liability Derivatives at June 30, 2018	Net
Futures contracts	Futures contracts purchased	$28,411	$(19,163)	$9,248
Futures contracts	Futures contracts sold	30,641	(18,309)	12,332

Totals		$59,052	$(37,472)	$21,580

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$79,285	$(25,178)	$54,107
Futures contracts	Futures contracts sold	28,065	(29,848)	(1,783)

Totals		$107,350	$(55,026)	$52,324

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2018 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$18,158	$—	$—	$18,158
INTL FCStone	3,422	—	—	3,422

Totals	$21,580	$—	$—	$21,580

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$19,389	$—	$—	$19,389
INTL FCStone	32,935	—	—	32,935

Totals	$52,324	$—	$—	$52,324

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(6,182)	$—
Futures contracts	Realized and change in unrealized gain on futures and forward contracts	(92,255)	(18,729)

Total		$(98,437)	$(18,729)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(6,753)	$
Futures contracts	Realized and change in unrealized loss on futures and forward contracts	(38,910)		(30,745)

Total		$(45,663)		$(30,745)

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(7,805)	$1,607
Futures contracts	Realized and change in unrealized gain on futures and forward contracts	130,958	(101,635)

Total		$123,153	$(100,028)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$2,510	$3,019
Futures contracts	Realized and change in unrealized loss on futures and forward contracts	250,244	(90,528)

Total		$252,754	$(87,509)

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$5,465	0.2		$—	—	$2,150	0.1		$(774)	0.0 *	$6,841
Financial	15,852	0.7		—	—	2,250	0.1		(6,457)	(0.3)	11,645
Food & Fiber	3,978	0.2		(7,341)	(0.3)	3,098	0.1		(1,510)	(0.1)	(1,775)
Indices	1,166	0.0	*	(11,487)	(0.5)	5,233	0.2		(1,632)	(0.1)	(6,720)
Metals	—	—		(335)	0.0 *	17,210	0.7		—	—	16,875
Energy	1,950	0.1		—	—	700	0.0	*	(5,796)	(0.2)	(3,146)
Livestock	—	—		—	—	—	—		(2,140)	(0.1)	(2,140)

Totals	$28,411	1.2		$(19,163)	(0.8)	$30,641	1.2		$(18,309)	(0.8)	$21,580

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2017
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$14,668	0.4		$—	—	$4,979	0.2	$(1,113)	(0.0)*	$18,534
Financial	1,865	0.1		(17,466)	(0.5)	8,110	0.2	—	—	(7,491)
Food & Fiber	237	0.0	*	(4,330)	(0.1)	8,673	0.3	(12,523)	(0.4)	(7,943)
Indices	26,872	0.8		(3,382)	(0.1)	6,303	0.2	(1,285)	(0.0)*	28,508
Metals	19,225	0.6		—	—	—	—	(2,365)	(0.1)	16,860
Energy	16,418	0.5		—	—	—	—	(12,562)	(0.4)	3,856

Totals	$79,285	2.4		$(25,178)	(0.7)	$28,065	0.9	$(29,848)	(0.9)	$52,324

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the three months ended June 30, 2018, the monthly average futures and forward contracts bought were 350 and the monthly average futures and forward contracts sold were 234. For the six months ended June 30, 2018, the monthly average futures and forward contracts bought were 356 and the monthly average futures and forward contracts sold were 216. For the three months ended June 30, 2017, the monthly average futures and forward contracts bought were 517 and the monthly average futures and forward contracts sold were 91. For the six months ended June 30, 2017, the monthly average futures and forward contracts bought were 505 and the monthly average futures and forward contracts sold were 165.

Series A trading results by market sector:

	For the Three Months Ended June 30, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(6,182)	$—	$(6,182)
Currency	(52,355)	15,256	(37,099)
Energy	(24,431)	(678)	(25,109)
Financial	45,650	(25,789)	19,861
Food & Fiber	(30,358)	(14,131)	(44,489)
Indices	(20,301)	(10,878)	(31,179)
Livestock	6,280	(6,640)	(360)
Metals	(16,740)	24,131	7,391

Total net trading gains (losses)	$(98,437)	$(18,729)	$(117,166)

	For the Six Months Ended June 30, 2018
	Net Realized Gain (Losses)	Change in Net Unrealized Gain (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(6,753)	$—	$(6,753)
Currency	(5,998)	(11,694)	(17,692)
Energy	(18,318)	(7,000)	(25,318)
Financial	97,962	19,136	117,098
Food & Fiber	(83,417)	6,167	(77,250)
Indices	(27,849)	(35,228)	(63,077)
Livestock	6,640	(2,140)	4,500
Metals	(7,930)	14	(7,916)

Total net trading gains (losses)	$(45,663)	$(30,745)	$(76,408)

	For the Three Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(7,805)	$1,607	$(6,198)
Currency	(23,574)	19,213	(4,361)
Energy	(32,183)	(15,656)	(47,839)
Financial	5,223	(42,165)	(36,942)
Food & Fiber	28,295	(32,456)	(4,161)
Indices	175,206	(31,076)	144,130
Livestock	12,730	(390)	12,340
Metals	(34,739)	895	(33,844)

Total net trading gains (losses)	$123,153	$(100,028)	$23,125

	For the Six Months Ended June 30, 2017
	Net Realized Gain (Losses)	Change in Net Unrealized Gain (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$2,510	$3,019	$5,529
Currency	(58,475)	17,495	(40,980)
Financial	1,084	(54,174)	(53,090)
Food & Fiber	(9,438)	(11,604)	(21,042)
Indices	399,815	(40,500)	359,315
Metals	(23,187)	(5,331)	(28,518)
Livestock	(7,570)	18,890	11,320
Energy	(51,985)	(15,304)	(67,289)

Total net trading gains (losses)	$252,754	$(87,509)	$165,245

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2018, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2018	Liability Derivatives at March 31, 2018	Net
Futures contracts	Futures contracts purchased	$156,583	$(116,880)	$39,703
Futures contracts	Futures contracts sold	95,152	(75,545)	19,607

Totals		$251,735	$(192,425)	$59,310

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$225,529	$(77,928)	$147,601
Futures contracts	Futures contracts sold	83,371	(69,781)	13,590

Totals		$308,900	$(147,709)	$161,191

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of June 30, 2018 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$55,181	$—	$—	$55,181
INTL FCStone	4,129	—	—	4,129

Totals	$59,310	$—	$—	$59,310

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$78,942	$—	$—	$78,942
INTL FCStone	82,249	—	—	82,249

Totals	$161,191	$—	$—	$161,191

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(21,933)	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	(252,802)	(27,186)

Total		$(274,735)	$(27,186)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2018:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(19,675)	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	(206,317)	(101,882)

Total		$(225,992)	$(101,882)

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(32,378)	$15,521
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	343,381	(235,697)

Total		$311,003	$(220,176)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2017:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(2,706)	$287
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	565,649	(174,210)

Total		$562,943	$(173,923)

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2018 and December 30, 2017:

	As of June 30, 2018
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$15,005	0.3	$(1,531)	0.0 *	$5,169	0.1		$(7,866)	(0.2)	$10,777
Financial	70,185	1.5	(380)	0.0 *	6,398	0.1		(22,324)	(0.5)	53,879
Food & Fiber	11,458	0.2	(24,410)	(0.5)	9,600	0.2		(5,888)	(0.1)	(9,240)
Indices	10,178	0.2	(55,054)	(1.2)	7,111	0.2		(13,048)	(0.3)	(50,813)
Metals	—	—	(35,505)	(0.8)	65,474	1.4		(387)	0.0 *	29,582
Energy	46,219	1.0	—	—	1,400	0.0	*	(16,612)	(0.4)	31,007
Livestock	3,538	0.1	—	—	—	—		(9,420)	(0.2)	(5,882)

Totals	$156,583	3.3	$(116,880)	(2.5)	$95,152	2.0		$(75,545)	(1.7)	$59,310

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2017
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$36,727	0.7		$—	—	$13,905	0.3		$(4,111)	(0.1)	$46,521
Financial	3,730	0.1		(44,836)	(0.8)	21,826	0.4		(4,437)	(0.1)	(23,717)
Food & Fiber	474	0.0	*	(11,947)	(0.2)	28,150	0.5		(25,116)	(0.5)	(8,439)
Indices	75,654	1.4		(21,145)	(0.4)	16,957	0.3		(3,790)	(0.1)	67,676
Metals	58,235	1.1		—	—	463	0.0	*	(5,916)	(0.1)	52,782
Livestock	—	—		—	—	340	0.0	*	—	—	340
Energy	50,709	0.9		—	—	1,730	0.0	*	(26,411)	(0.5)	26,028

Totals	$225,529	4.2		$(77,928)	(1.4)	$83,371	1.5		$(69,781)	(1.4)	$161,191

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the three months ended June 30, 2018, the monthly average futures and forward contracts bought were 1,069 and the monthly average futures and forward contracts sold were 739. For the six months ended June 30, 2018, the monthly average futures and forward contracts bought were 1,063 and the monthly average futures and forward contracts sold were 628. For the three months ended June 30, 2017, the monthly average futures and forward contracts bought were 1,240 and the monthly average futures and forward contracts sold were 233. For the six months ended June 30, 2017, the monthly average futures and forward contracts bought were 1,191 and the monthly average futures and forward contracts sold were 368.

Series B trading results by market sector:

	For the Three Months Ended June 30, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(21,933)	$—	$(21,933)
Currency	(174,362)	46,925	(127,437)
Energy	(2,510)	28,695	26,185
Financial	113,698	(69,810)	43,888
Food & Fiber	(95,488)	(34,525)	(130,013)
Indices	(27,744)	(30,831)	(58,575)
Livestock	14,390	(26,322)	(11,932)
Metals	(80,786)	58,682	(22,104)

Total net trading gains (losses)	$(274,735)	$(27,186)	$(301,921)

	For the Six Months Ended June 30, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(19,675)	$—	$(19,675)
Currency	(72,108)	(35,744)	(107,852)
Energy	20,598	4,979	25,577
Financial	259,714	77,595	337,309
Food & Fiber	(217,205)	(801)	(218,006)
Indices	(158,364)	(118,489)	(276,853)
Livestock	12,090	(6,222)	5,868
Metals	(51,042)	(23,200)	(74,242)

Total net trading gains (losses)	$(225,992)	$(101,882)	$(327,874)

	For the Three Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(32,378)	$15,521	$(16,857)
Currency	(56,199)	56,547	348
Energy	(151,448)	(34,213)	(185,661)
Financial	31,936	(112,303)	(80,367)
Food & Fiber	73,321	(63,448)	9,873
Indices	521,860	(96,602)	425,258
Livestock	30,650	2,110	32,760
Metals	(106,739)	12,212	(94,527)

Total net trading gains (losses)	$311,003	$(220,176)	$90,827

	For the Six Months Ended June 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,706)	$287	$(2,419)
Currency	(131,202)	43,771	(87,431)
Financial	14,739	(119,377)	(104,638)
Food & Fiber	(22,323)	(9,313)	(31,636)
Indices	1,020,452	(71,995)	948,457
Metals	(52,812)	(5,538)	(58,350)
Livestock	(7,610)	29,840	22,230
Energy	(255,595)	(41,598)	(297,193)

Total net trading gains (losses)	$562,943	$(173,923)	$389,020

5.	Due from/to brokers

Due from brokers consists of proceeds from cash and unsettled trades. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2018 and December 31, 2017, there were no amounts due to brokers.

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

8.	Financial highlights

Financial highlights for the period January 1 through June 30 are as follows:

	2018		2017
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(6.6)%	(10.5)%	1.1%	3.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(6.6)%	(10.5)%	1.1%	3.7%

Ratios to average partners’ capital**
Operating expenses before incentive fees	(6.2)%	(6.1)%	(6.4)%	(6.5)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	(6.2)%	(6.1)%	(6.4)%	(6.5)%

Net investment loss	(6.1)%	(6.0)%	(6.0))%	(6.1)%

Net asset value per unit, beginning of period	$1,099.78	$1,359.98	$989.50	$1,049.01
Net investment loss	(32.74)	(39.31)	(29.96)	(32.93)
Net gain on investments	(42.90)	(101.33)	40.13	70.69

Total income (loss) from operations	(75.64)	(140.64)	10.17	37.76

Net asset value per unit, end of period	$1,024.14	$1,219.34	$999.67	$1,086.77

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$(70.71)	$(139.67)	$11.82	$40.13

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$(75.64)	$(140.64)	$10.17	$37.76

Financial highlights for the period April 1 through June 30 are as follows:

	2018		2017
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(6.4)%	(8.1)%	(1.1)%	(0.2)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(6.4)%	(8.1)%	(1.1)%	(0.2)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	(6.0)%	(6.0)%	(6.3)%	(6.5)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	(6.0)%	(6.0)%	(6.3)%	(6.5)%

Net investment loss	(5.9)%	(5.9)%	(6.0)%	(6.1)%

Net asset value per unit, beginning of period	$1,094.09	$1,325.56	$1,010.80	$1,089.27
Net investment loss	(15.57)	(18.69)	(15.05)	(16.76)
Net gain on investments	(54.38)	(87.53)	3.92	14.26

Total income (loss) from operations	(69.95)	(106.22)	(11.13)	(2.50)

Net asset value per unit, end of period	$1,024.14	$1,219.34	$999.67	$1,086.77

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$(69.78)	$(105.59)	$(10.94)	$(1.97)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$(69.95)	$(106.22)	$(11.13)	$(2.50)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $310,787 and $229,897, respectively, at June 30, 2018.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $59,052 and $37,472, respectively, at June 30, 2018.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $251,735 and $192,425, respectively, at June 30, 2018.

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

Credit risk is the possibility that a loss may occur due to the failure of counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc. and INTL FC Stone International.

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

The majority of these futures and forwards mature within one year of June 30, 2018. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2018, redemptions totaled $139,746. For the quarter ended June 30, 2018, redemptions totaled $70,239 in Series A and $69,507 in Series B.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018

Series A:

Net results for the quarter ended June 30, 2018, were a loss of (6.4)% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $163,153. This decrease consisted of investment income of $891, trading loss of $116,963 and total expenses of $47,081. Expenses included $11,371 in management fees, $922 in operating expenses, $24,587 in selling commissions, $10,002 in brokerage commissions and $199 in other expenses. At June 30, 2018 and December 31, 2017, the net asset value per Unit of Series A was $1,024.14 and $1,099.78, respectively.

Series B:

Net results for the quarter ended March 31, 2018, were a loss of (8.1)% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $403,242 This decrease consisted of investment income of $1,533, trading loss of $301,414 and total expenses of $103,361 . Expenses included $22,251 in management fees, $1,804 in operating expenses, $48,109 in selling commissions, $31,195 in brokerage commissions and $2 in other expenses. At June 30, 2018 and December 31, 2017, the net asset value per Unit of Series B was $1,219.34 and $1,359.98 respectively.

Fund results for 2nd Quarter 2018:

In April, the fund ended the month down -1.86%, as all major sectors except Grains exhibited losses. Amongst these sectors, Currencies weighted the most on the fund’s aggregate total, with returns of -0.79%, as market movements due to the decisions of major world economies created volatility in global currencies. The US Dollar Index, one of the fund’s bottom 3 performers at -0.21%, suffered as changes in the rhetoric from the Federal Reserve reiterated that the Fed was in no rush to raise their interest rates. Global energies flourished in anticipation of a tightening in the supply due to the U.S. president Donald Trump’s decision to abandon the 2015 Iran nuclear deal. This resulted in rising equity prices as they piggybacked off the decision, and the subsequent rise in oil prices. The fund however was not able to capture market movements, the fund’s Energy and Stock Indices sectors generated returns of -0.39% and -0.26% respectively. Amongst all sectors the sole outlier, Grains, reported gains of 0.25%. However, this performance was not strong enough to mitigate the fund’s negative overall returns.

In May, the fund lost ground during May, as it generated overall returns -2.62%. The performance of the Currencies sector hit the fund the hardest this month, as it was the fund’s worst performer at -0.88%. In currencies, the US dollar performed strongly against a basket of its major peers, the pound declined in absence of a rate hike from the Bank of England, and the yen ended the month down, despite a rally for the latter part of the month due to rising stock prices. Grains and Agricultural Markets were other negative performers for the fund, ended the month at combined returns of -1.34%, and housed the worst performing market of the month; CME Rough Rice at -0.44%, whose price fluctuated throughout the month based on weather patterns. Despite global equities advancing in May, the fund generated returns of -0.66% in its Stock Indices sector as its positions were heavily hit during volatile events of the month, such as political uncertainty in the Euro zone, and cancellation of the meeting between President Donald Trump and North Korean leader Kim Jong-Un. Bonds, the strongest performing sector this month at 0.63%, also housed three of the fund’s top performing markets the Euro Schatz, Euro Bund, and the Euro BOBL, which had combined returns of 1.37%. European bond markets rose this month, as political developments in Italy created tensions in the Euro zone region.

In June, the fund returned performance of -2.05% for the month of June, with poor performances in the Grains sector weighing heaviest on the fund at -1.25%. Soybeans, China’s top imported agricultural commodity from the US, generated the least returns at -0.44%, with wheat following closely behind at -0.37%, as US-China trade tensions reached newer heights this month. Positions in energy markets set the fund back -0.54%, as OPEC’s decision to increase crude production resulted in falling prices. Positions in Stock indices generated -0.46% as trade war worries gained, on political upheavals in the EU concerning Theresa May’s Brexit Plan, and on the prospect of big spending policies from Italy’s new government resulted in markets retreating on anticipated risks. Bonds and Metals were the only sectors which gave the fund relief this month. High global uncertainty over trade tensions did bond markets well and the sector saw returns of 0.18%. Returns of 0.17% were generated in our metals sector, with short positions held in TOCOM Gold and Platinum contributing most to the fund’s performance. Metals were pressured downward due to a stronger US dollar amidst a positive economic outlook for the US, despite global disputes between the US and its larger trading partners.

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

Three Months Ended June 30, 2017

Series A:

Net results for the quarter ended June 30, 2017, were a loss of 1.1% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $37,120. This decrease consisted of investment income of $3,026, trading gains of $13,103 and total expenses of $53,249. Expenses included $15,792 in management fees, $1,280 in operating expenses, $34,144 in selling commissions, and $2,033 in other expenses. At June 30, 2017 and December 31, 2016, the net asset value per Unit of Series A was $999.67 and $989.50, respectively.

Series B:

Net results for the quarter ended June 30, 2017, were a loss of 0.2% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $8,997. This decrease consisted of investment income of $4,183, trading gains of $66,299 and total expenses of $79,479. Expenses included $23,185 in management fees, $1,880 in operating expenses, $50,131 in selling commissions, and $4,283 in other expenses. At June 30, 2017 and December 31, 2016, the net asset value per Unit of Series B was $1,086.77 and $1,049.01 respectively.

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

Three Months Ended March 31, 2017

Series A:

Net results for the quarter ended March 31, 2017, were a gain of 2.2% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net increase in net assets from operations of $77,417. This increase consisted of investment income of $4,621, trading gains of $130,000 and total expenses of $57,204. Expenses included $16,758 in management fees, $1,359 in operating expenses, $36,233 in selling commissions, and $2,854 in other expenses. At March 31, 2017 and December 31, 2016, the net asset value per Unit of Series A was $1,010.80 and $989.50, respectively.

Series B:

Net results for the quarter ended March 31, 2017, were a gain of 3.9% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net increase in net assets from operations of $193,736. This increase consisted of investment income of $4,715, trading gains of $270,597 and total expenses of $81,576. Expenses included $24,058 in management fees, $1,951 in operating expenses, $52,017 in selling commissions, and $3,550 in other expenses. At March 31, 2017 and December 31, 2016, the net asset value per Unit of Series B was $1,089.27 and $1,049.01 respectively.

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

In addition to market risk, in entering into futures and forward contracts, there is a credit risk that counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

OFF-BALANCE SHEET ARRANGEMENTS

The Fund does not engage in off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2018 and December 31, 2017.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended June 30, 2018.

(b) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2018:

Series A:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2018	55.046	1,073.80
May 31, 2018	7.448	1,045.61
June 30, 2018	3.264	1,024.14

	65.758

Series B:

Month	Units Redeemed	NAV per Unit ($)
April 30, 2018	0.0000	1,302.26
May 31, 2018	35.519	1,261.19
June 30, 2018	20.265	1,219.34

	55.784

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-1

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-2

32.1	Section 1350 Certification of Principal Executive Officer	E-3

32.2	Section 1350 Certification of Principal Financial Officer	E-4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018	SUPERFUND GREEN, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

	By:	/s/ Craig Lucas
Craig Lucas
Managing Director and Principal Executive Officer

	By:	/s/ Jim Douglas
Jim Douglas
Vice Head of Back Office and Principal Financial Officer