Form 10-Q
period 2018-09-30
SUPERFUND GREEN, L.P.
filed 2018-11-15
CIK 1168990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging growth company	☐

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

The following financial statements of Superfund Green, L.P., Superfund Green, L.P.—Series A and Superfund Green, L.P.—Series B are included in Item 1:

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES IN LIQUIDATION

as of September 30, 2018

September 30, 2018 (unaudited)
ASSETS
Due from brokers	$2,266,695
Unrealized gain on futures contracts purchased	155,226
Unrealized gain on futures contracts sold	148,307
Cash and cash equivalents	4,001,485
Other assets	3,449

Total assets	6,575,162

LIABILITIES
Unrealized loss on futures contracts purchased	155,493
Unrealized loss on futures contracts sold	117,943
Redemptions payable	1,841,072
Management fees payable	9,749
Fees payable	—

Total liabilities	2,124,257

NET ASSETS IN LIQUIDATION	$4,450,905

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2017

December 31, 2017
ASSETS
Due from brokers	$3,146,140
Unrealized gain on futures contracts purchased	304,814
Unrealized gain on futures contracts sold	111,436
Cash and cash equivalents	5,559,722
Other assets	—

Total assets	9,122,112

LIABILITIES
Unrealized loss on futures contracts purchased	103,106
Unrealized loss on futures contracts sold	99,629
Redemptions payable	166,865
Management fees payable	13,794
Fees payable	2,766

Total liabilities	386,160

NET ASSETS	$8,735,952

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS IN LIQUIDATION

as of September 30, 2018

	Percentage of Net Assets in Liquidation	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.2%	$8,605
Energy	1.1 *	47,084
Financial	(1.3)*	(58,227)
Food & Fiber	(0.9)	(39,286)
Indices	1.1 *	50,805
Livestock	0.1	2,850
Metals	(0.3)	(12,098)

Total futures contracts purchased	0.0	(267)

Futures contracts sold
Currency	0.5	22,260
Energy	(0.9)	(38,278)
Financial	0.7	33,121
Food & Fiber	0.5	20,689
Indices	(0.1)	(6,154)
Livestock	(0.2)	(7,113)
Metals	0.1	5,839

Total futures contracts sold	0.6	30,364

Total futures contracts, at fair value	0.6%	$30,097

Futures contracts by country composition
Australia	— %**	$(2,022)
Canada	(0.1)	(5,665)
European Monetary Union	(0.2)	(9,727)
Great Britain	(0.1)	(5,799)
Japan	0.2	9,494
United States	1.6 *	78,196
Other	(0.8)	(34,380)

Total futures contracts by country	0.6%	$30,097

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of Net Assets	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.6%	$51,395
Energy	0.8	67,127
Financial	(0.6)	(56,707)
Food & Fiber	(0.2)	(15,566)
Indices	0.9	77,999
Metals	0.9	77,460

Total futures contracts purchased	2.4	201,708

Futures contracts sold
Currency	0.2	13,660
Energy	(0.4)	(37,243)
Financial	0.3	25,499
Food & Fiber	0.0 **	(816)
Indices	0.2	18,185
Livestock	0.0 **	340
Metals	(0.1)	(7,818)

Total futures contracts sold	0.2	11,807

Total futures contracts, at fair value	2.6%	$213,515

Futures contracts by country composition
Australia	0.0 **%	$(3,670)
Canada	0.0 **	(2,885)
European Monetary Union	0.1	10,942
Great Britain	0.3	26,052
Japan	0.2	19,012
United States	1.8 *	159,128
Other	0.1	4,936

Total futures contracts by country	2.5%	$213,515

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Period from July 1, 2018 through August 31, 2018	Three Months Ended September 30, 2017	Period from January 1, 2018 through August 31, 2018	Nine months ended September 30, 2017
Investment Income
Interest income	$2,053	$8,170	$6,225	$18,564
Other income	1	2	308	6,153

Total investment income	2,054	8,172	6,533	24,717

Expenses
Selling commission	46,862	82,077	206,965	254,602
Management fee	21,674	37, 960	95,722	117,753
Operating expenses	1,757	3, 078	7,761	9,548
Other	172	4,275	1,056	16,995

Total expenses	70,465	127,390	311,504	398,898

Net investment loss	$(68,411)	$(119,218)	$(304,971)	$(374,181)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$28,281	$180,927	$(243,374)	$996,624
Investments in securities	—	—	1,553	—
Net change in unrealized appreciation (depreciation) on:
Futures and forward contracts	(23,374)	330,726	(156,001)	69,294
Investments in securities	—	—	—	—
Brokerage commissions	(21,276)	(24,960)	(99,121)	(99,226)

Net gain (loss) on investments	$(16,369)	$486,693	$(496,943)	$966,692

Net increase (decrease) in net assets from operations	$(84,780)	$367,475	$(801,914)	$592,511

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Period from January 1, 2018 through August 31, 2018	Nine months ended September 30, 2017
Increase (decrease) in net assets from operations
Net investment income (loss)	$(304,971)	$(374,181)
Net realized gain (loss) on futures and forward contracts and investments in securities	(241,821)	996,624
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(156,001)	69,294
Brokerage commissions	(99,121)	(99,226)

Net increase (decrease) in net assets from operations	(801,914)	592,511
Capital share transactions
Issuance of Units	201,814	239,536
Redemption of Units	(1,536,695)	(1,684,322)

Net decrease in net assets from capital share transactions	(1,334,881)	(1,444,786)
Net decrease in net assets	(2,136,795)	(852,275)
Net assets, beginning of period	8,735,952	8,783,260

Net assets, end of period	$6,599,157	$7,930,985

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

Period from September 1, 2018 through September 30, 2018
Increase (decrease) in net assets from operations
Net investment income (loss)	$(30,570)
Net realized gain (loss) on futures and forward contracts	(256,492)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(27,418)
Brokerage commissions	(14,068)

Net increase (decrease) in net assets from operations	(328,548)
Capital share transactions
Issuance of Units	21,367
Redemption of Units	(1,841,071)

Net decrease in net assets from capital share transactions	(1,819,704)

Net decrease in net assets in liquidation	(2,148,252)

Net assets in liquidation, beginning of period	6,599,157

Net assets in liquidation, end of period	$4,450,905

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Period January 1, 2018 through August 31, 2018	Nine Months Ended September 30, 2017
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(801,914)	$592,511
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	751,995	969,510
Increase in unrealized appreciation on open forward contracts	—	25,475
Increase (decrease) in futures contracts purchased	238,082	(54,141)
Decrease in unrealized depreciation on open forward contracts	—	(34,093)
Decrease in futures contracts sold	(82,081)	(6,535)
Increase in other assets	(2,941)	(680)
Decrease in management fee payable	(3,087)	(3,018)
Decrease in fees payable	(1,559)	(4,961)

Net cash and cash equivalents provided by (used in) operating activities	98,495	1,484,068

Cash flows from financing activities
Subscriptions	201,814	239,536
Redemptions, net of change in redemptions payable	(1,392,046)	(2,779,288)

Net cash and cash equivalents used in financing activities	(1,190,232)	(2,539,752)

Net increase (decrease) in cash and cash equivalents	(1,091,737)	(1,055,684)
Cash and cash equivalents, beginning of period	5,559,722	4,768,586

Cash and cash equivalents, end of period	$4,467,985	$3,712,902

Supplemental cash flow disclosures
Redemption payable	$311,514	$85,605

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES IN LIQUIDATION

as of September 30, 2018

September 30, 2018 (unaudited)
ASSETS
Due from brokers	$624,490
Unrealized gain on futures contracts purchased	7,927
Unrealized gain on futures contracts sold	29,737
Cash and cash equivalents	1,510,623
Other assets	3,341

Total assets	2,176,118

LIABILITIES
Unrealized loss on futures contracts purchased	28,352
Unrealized loss on futures contracts sold	22,810
Redemptions payable	634,828
Management fee payable	3,287
Fees payable	—

Total liabilities	689,277

NET ASSETS IN LIQUIDATION	$1,486,841

Number of Units	1,532.255

Net asset value per Unit	$970.36

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2017

December 31, 2017
ASSETS
Due from brokers	$1,224,817
Unrealized gain on futures contracts purchased	79,285
Unrealized gain on futures contracts sold	28,065
Cash and cash equivalents	2,058,246
Other assets	—

Total assets	3,390,413

LIABILITIES
Unrealized loss on futures contracts purchased	25,178
Unrealized loss on futures contracts sold	29,848
Redemptions payable	27,170
Management fees payable	5,159
Fees payable	670

Total liabilities	88,025

NET ASSETS	$3,302,388

Number of Units	$3,002.761

Net asset value per Unit	$1,099.78

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

CONDENSED SCHEDULE OF INVESTMENTS IN LIQUIDATION

as of September 30, 2018

	Percentage of Net Assets in liquidation	Fair Value
Futures Contracts, at fair value
Futures Contracts Purchased
Currency	0.2%	$3,300
Financial	(0.8)	(11,310)
Food & Fiber	(0.6)	(8,418)
Indices	(0.1)	(1,272)
Metals	(0.2)	(2,725)

Total futures contracts purchased	(1.5)	(20,425)

Futures Contracts Sold
Currency	0.4	6,179
Energy	(0.5)	(7,322)
Financial	0.6	8,220
Food & Fiber	0.3	3,890
Indices	(0.1)	(1,123)
Livestock	(0.1)	(1,365)
Metals	(0.1)	(1,552)

Total futures contracts sold	0.5	6,927

Total futures contracts, at fair value	(1.0)%	$(13,498)

Futures contracts by country composition
Australian	(0.1)%	$(1,129)
Canada	(0.1)	(1,181)
European Monetary Union	(0.1)	(1,465)
Great Britain	— **	(147)
Japan	(0.7)	(10,405)
United States	0.7	11,018
Other	(0.7)	(10,189)

Total futures contracts by country	(1.0)%	$(13,498)

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding - amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2017

	Percentage of
	Net Assets	Fair Value
Futures Contracts, at fair value
Futures Contracts Purchased
Currency	0.4%	$14,668
Energy	0.5	16,418
Financial	(0.5)	(15,601)
Food & Fiber	(0.1)	(4,093)
Indices	0.7	23,490
Metals	0.6	19,225

Total futures contracts purchased	1.6	54,107

Futures Contracts Sold
Currency	0.1	3,866
Energy	(0.4)	(12,562)
Financial	0.2	8,110
Food & Fiber	(0.1)	(3,850)
Indices	0.3	5,018
Metals	(0.1)	(2,365)

Total futures contracts sold	0.0	(1,783)

Total futures contracts, at fair value	1.6%	$52,324

Futures contracts by country composition
Australian	0.0 **%	$(1,003)
Canada	0.0 **	(409)
European Monetary Union	0.1	3,433
Great Britain	0.2	6,115
Japan	0.2	6,873
United States	1.0 *	34,994
Other	0.1	2,321

Total futures contracts by country	1.6%	$52,324

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding - amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Period from July 1, 2018 through August 31, 2018	Three months Ended September 30, 2017	Period from January 1, 2018 through August 31, 2018	Nine Months Ended September 30, 2017
Investment Income
Interest income	$766	$2,952	$2,422	$7,099
Other income	—	—	81	3,500

Total investment income	766	2,952	2,503	10,599

Expenses
Selling commission	15,917	32,404	73,905	102,781
Management fee	7,362	14,987	34,181	47,537
Operating expenses	597	1,215	2,772	3,854
Other	172	1,302	510	6,189

Total expenses	24,048	49,908	111,368	160,361

Net investment loss	$(23,282)	$(46,956)	$(108,865)	$(149,762)

Realized and unrealized gain (loss) on investments
Net change in realized gain (loss) on:
Futures and forward contracts	$9,886	$20,316	$(35,777)	$273,070
Investments in securities	—	—	443	—
Net change in unrealized appreciation (depreciation) on:
Futures and forward contracts	(19,819)	96,810	(50,564)	9,301
Investments in securities	—	—	—	—
Brokerage commissions	(5,221)	(6,961)	(24,814)	(29,103)

Net gain (loss) on investments	$(15,154)	$110,165	$(110,712)	$253,268

Net increase (decrease) in net assets from operations	$(38,436)	$63,209	$(219,577)	$103,506

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)*	(16.80)	20.26	(88.45)	31.37

Net increase (decrease) in net assets from operations per unit (based upon changes in net assets value per unit during the period)	(16.46)	19.42	(92.10)	29.59

*

Weighted average number of Units outstanding for Series A for the Two Months Ended August 31, 2018 and three months ended September 30, 2017: 2,288.47 and 3,120.43, respectively; and for the Eight Months Ended August 31, 2018 and nine months ended September 30, 2017: 2,482.38 and 3,299.02, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Period from January 1, 2018 through August 31, 2018	Nine months ended September 30, 2017
Increase (decrease) in net assets from operations
Net investment income (loss)	$(108,865)	$(149,762)
Net realized gain (loss) on futures and forward contracts and investments in securities	(35,334)	273,070
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(50,564)	9,301
Brokerage commissions	(24,814)	(29,103)

Net increase (decrease) in net assets from operations	(219,577)	103,506
Capital share transactions
Issuance of Units	73,600	97,830
Redemption of Units	(960,441)	(751,783)

Net decrease in net assets from capital share transactions	(886,841)	(653,953)
Net decrease in net assets	(1,106,418)	(550,447)
Net assets, beginning of period	3,302,388	3,656,086

Net assets, end of period	$2,195,970	$3,105,639

Units beginning of period	3,002.761	3,694.882
Issuance of Units	68.354	96.993
Redemption of Units	(891.881)	(744.411)

Units end of period	2,179.234	3,047.464

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

Period from September 1, 2018 through September 30, 2018
Increase (decrease) in net assets from operations
Net investment income (loss)	$(10,303)
Net realized gain (loss) on futures and forward contracts and investments in securities	(52,802)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(15,259)
Brokerage commissions	(3,236)

Net increase (decrease) in net assets from operations	(81,600)
Capital share transactions
Issuance of Units	7,297
Redemption of Units	(634,826)

Net increase (decrease) in net assets from capital share transactions	(627,529)

Net increase (decrease) in net assets in liquidation	(709,129)

Net assets in liquidation, beginning of period	2,195,970

Net assets in liquidation, end of period	$1,486,841

Units beginning of period	2,179.234
Issuance of Units	7.241
Redemption of Units	(654.220)

Units end of period	1,532.255

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Period from January 1, 2018 through August 31, 2018	Nine Months Ended September 30, 2017
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(219,577)	$103,506
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	544,697	905,455
Increase in unrealized appreciation on open forward contracts	—	4,792
Increase (decrease) in futures contracts purchased	47,347	(5,807)
Decrease in unrealized depreciation on open forward contracts	—	(9,573)
Increase in futures contracts sold	3,218	1,286
Increase in other assets	(2,941)	(680)
Decrease in management fee payable	(1,520)	(2,592)
Decrease in fees payable	(375)	(3,490)

Net cash and cash equivalents provided by (used in) operating activities	370,849	992,897

Cash flows from financing activities
Subscriptions	73,600	97,830
Redemptions, net of change in redemptions payable	(834,977)	(1,874,234)

Net cash and cash equivalents used in financing activities	(761,377)	(1,776,404)

Net increase (decrease) in cash equivalent	(390,528)	(783,507)
Cash and cash equivalents, beginning of period	2,058,246	2,648,829

Cash and cash equivalents, end of period	$1,667,718	$1,865,322

Supplemental cash flow disclosures
Redemption payable	$152,634	$28,223

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES B

STATEMENTS OF ASSETS AND LIABILITIES IN LIQUIDATION

as of September 30, 2018

September 30, 2018 (unaudited)
ASSETS
Due from brokers	$1,642,205
Unrealized gain on futures contracts purchased	147,299
Unrealized gain on futures contracts sold	118,570
Cash and cash equivalents	2,490,862
Other Assets	108

Total assets	4,399,044

LIABILITIES
Unrealized loss on futures contracts purchased	127,141
Unrealized loss on futures contracts sold	95,133
Redemptions payable	1,206,244
Management fee payable	6,462
Fees payable	—

Total liabilities	1,434,980

NET ASSETS IN LIQUIDATION	$2,964,064

Number of Units	2,600.959

Net asset value per Unit	$1,139.604

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2017

December 31, 2017
ASSETS
Due from brokers	$1,921,323
Unrealized gain on futures contracts purchased	225,529
Unrealized gain on futures contracts sold	83,371
Cash and cash equivalents	3,501,476
Other assets	—

Total assets	5,731,699

LIABILITIES
Unrealized loss on futures contracts purchased	77,928
Unrealized loss on futures contracts sold	69,781
Redemptions payable	139,695
Management fees payable	8,635
Fees payable	2,096

Total liabilities	298,135

NET ASSETS	$5,433,564

Number of units	$3,995.325

Net assets value per unit	$1,359.98

See accompanying notes to unaudited financial statements.

SUPERFUND GREEN, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS IN LIQUIDATION

as of September 30, 2018

	Percentage of Net Assets in liquidation	Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.2%	$5,305
Energy	1.6 *	47,084
Financial	(1.6)*	(46,917)
Food & Fiber	(1.0)*	(30,868)
Indices	1.8 *	52,077
Livestock	0.1	2,850
Metals	(0.3)	(9,373)

Total futures contracts purchased	0.8	20,158

Futures contracts sold
Currency	0.5	16,081
Energy	(1.0)*	(30,956)
Financial	0.8	24,901
Food & Fiber	0.6	16,799
Indices	(0.2)	(5,031)
Livestock	(0.2)	(5,748)
Metals	0.2	7,391

Total futures contracts sold	0.7	23,437

Total futures contracts, at fair value	1.5%	$43,595

Futures contracts by country composition
Australia	— %**	$(893)
Canada	(0.2)	(4,484)
European Monetary Union	(0.3)	(8,262)
Great Britain	(0.2)	(5,652)
Japan	0.7	19,899
United States	2.3 *	67,178
Other	(0.8)	(24,191)

Total futures contracts by country	1.5%	$43,595

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding - amount is less than 0.05%.

See accompanying notes to financial statements.

SUPERFUND GREEN L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 30, 2017

	Percentage of Net Assets in liquidation		Fair Value
Futures contracts, at fair value
Futures contracts purchased
Currency	0.7%		$36,727
Energy	0.9		50,709
Financial	(0.8)		(41,106)
Food & Fiber	(0.2)		(11,473)
Indices	1.0	*	54,509
Metals	1.1	*	58,235

Total futures contracts purchased	2.7		147,601

Futures contracts sold
Currency	0.2		9,794
Energy	(0.4)		(24,681)
Financial	0.3		17,389
Food & Fiber	0.1		3,034
Indices	0.2		13,167
Livestock	0.0	**	340
Metals	(0.1)		(5,453)

Total futures contracts sold	0.3		13,590

Total futures contracts, at fair value	3.0%		$161,191

Futures contracts by country composition
Australia	0.0	**%	$(2,667)
Canada	0.0	**	(2,476)
European Monetary Union	0.1		7,509
Great Britain	0.4		19,937
Japan	0.2		12,139
United States	2.3	*	124,134
Other	0.0	**	2,615

Total futures contracts by country	3.0%		$161,191

*	No individual contract position constituted one percent or greater of net assets. Accordingly, the number of contracts and expiration dates are not presented.
**	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Period from July 1, 2018 through August 31, 2018	Three Months Ended September 30, 2017	Period from January 1, 2018 through August 31, 2018	Nine Months Ended September 30, 2017
Investment Income
Interest income	$1,287	$5,218	$3,803	$11,465
Other income	1	2	227	2,653

Total investment income	1,288	5,220	4,030	14,118

Expenses
Selling commission	30,945	49,673	133,060	151,821
Management fee	14,312	22,973	61,541	70,216
Operating expenses	1,160	1,863	4,989	5,694
Other	—	2,973	546	10,806

Total expenses	46,417	77,482	200,136	238,537

Net investment loss	$(45,129)	$(72,262)	$(196,106)	$(224,419)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$18,395	$160,611	$(207,597)	$723,554
Investments in securities	—	—	1,110	—
Net change in unrealized appreciation (depreciation) on:
Futures and forward contracts	(3,555)	233,916	(105,437)	59,993
Investments in securities	—	—	—	—
Brokerage commissions	(16,055)	(17,999)	(74,307)	(70,123)

Net gain (loss) on investments	$(1,215)	$376,528	$(386,231)	$713,424

Net increase (decrease) in net assets from operations	$(46,344)	$304,266	$(582,337)	$489,005

Net increase (decrease) in net assets from operations per unit (based upon weighted average number of units outstanding during period)*	(12.30)	71.23	(153.07)	109.25

Net increase (decrease) in net assets from operations per unit (based upon change in the net asset value per unit during period)	(12.25)	70.05	(152.89)	107.81

*

Weighted average number of Units outstanding for Series B for the Two months Ended August 31, 2018 and Three months ended September 30, 2017: 3,768.26 and 4,271.66, respectively; and for the Eight months Ended August 31,2018 and Nine months ended September 30, 2017: 3,804.34 and 4,475.83, respectively.

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Period from January 1, 2018 through August 31, 2018	Nine Months Ended September 30, 2017
Increase (decrease) in net assets from operations
Net investment income (loss)	$(196,106)	$(224,419)
Net realized gain (loss) on futures and forward contracts and investments in securities	(206,487)	723,554
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(105,437)	59,993
Brokerage commissions	(74,307)	(70,123)

Net increase (decrease) in net assets from operations	(582,337)	489,005
Capital share transactions
Issuance of Units	128,214	141,706
Redemption of Units	(576,254)	(932,539)

Net decrease in net assets from capital share transactions	(448,040)	(790,833)
Net decrease in net assets	(1,030,377)	(301,828)
Net assets, beginning of period	5,433,564	5,127,174

Net assets, end of period	$4,403,187	$4,825,346

Units beginning of period	3,995.325	4,887.522
Issuance of units	97.838	129.531
Redemption of units	(445.392)	(845.851)

Units end of period	3,647.771	4,171.202

See accompanying notes to financial statements

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENT OF CHANGES IN NET ASSETS

Period from September 1, 2018 through September 30, 2018
Increase (decrease) in net assets from operations
Net investment income loss	$(20,267)
Net realized gain (loss) on futures and forward contracts	(203,690)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(12,159)
Brokerage commissions	(10,832)

Net decrease in net assets from operations	(246,948)
Capital share transactions
Issuance of Units	14,070
Redemption of Units	(1,206,245)

Net decrease in net assets from capital share transactions	(1,192,175)

Net decrease in net assets in liquidation	(1,439,123)

Net assets in liquidation, beginning of period	4,403,187

Net assets in liquidation, end of period	$2,964,064

Units, beginning of period	3,647.771
Issuance of Units	11.657
Redemption of Units	(1,058.469)

Units, end of period	2,600.959

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P. - SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Period from January 1, 2018 through August 31, 2018	Nine Months Ended September 30, 2017
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(582,337)	$489,005
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	207,298	64,055
Increase in unrealized appreciation on open forward contracts	—	20,683
Increase (decrease) in futures contracts purchased	190,735	(48,334)
Decrease in unrealized depreciation on open forward contracts	—	(24,520)
Decrease in futures contracts sold	(85,299)	(7,821)
Decrease in management fee payable	(1,567)	(426)
Decrease in fees payable	(1,184)	(1,471)

Net cash and cash equivalents provided by (used in) operating activities	(272,354)	491,171

Cash flows from financing activities
Subscriptions	128,214	141,706
Redemptions, net of change in redemptions payable	(557,069)	(905,054)

Net cash and cash equivalents used in financing activities	(428,855)	(763,348)

Net decrease in cash equivalents	(701,209)	(272,177)
Cash and cash equivalents, beginning of period	3,501,476	2,119,757

Cash and cash equivalents, end of period	$2,800,267	$1,847,580

Supplemental disclosure of non-cash financing activities	$158,880	$57,382

Redemption payable

See accompanying notes to financial statements.

SUPERFUND GREEN, L.P., SUPERFUND GREEN, L.P. – SERIES A and SUPERFUND GREEN, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

On August 28, 2018, the liquidation determination date, Superfund Capital Management Inc. (General Partner), announced that Superfund Green L.P. will be closed effective December 31, 2018, the liquidation date. The decision was made due to the decline in aggregated assets under management (AUM) which resulted in the General Partner absorbing some of the Funds expenses. All investors were encouraged to redeem their investments from the Fund prior to November 26, 2018. After the liquidation determination date it became eminent for the Fund to adopt the liquidation basis of accounting, whereby assets are measured at the estimated amount of cash or other consideration that the Fund expects to collect in settling or disposing of those assets. Liabilities are measured at their estimated settlement amounts including costs the Fund expects to incur through the end of its liquidation. These estimated amounts are undiscounted and are recorded to the extent the Fund has a reasonable basis for estimation.

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

As a result of the liquidation plan by the General Partner, the Fund adopted the liquidation basis of accounting as of September 1, 2018 and for subsequent periods in accordance with U.S. GAAP. The Fund measures its investments at the liquidation value that it would expect to receive upon sale of assets or settlement of liabilities. In determining the liquidation value of investments, the Fund, in consultation with the Investment Manager, has determined that fair value under the accounting guidance for fair value measurement under U.S. GAAP best approximates the amounts at September 30, 2018 that the Fund expects to collect on its investments. Any reference hereinafter to fair value is synonymous with liquidation value. The methods and assumptions are therefore the same that would be used to establish the fair value of the investments. As a result of the change to liquidation basis of accounting the Fund no longer presents a statement of operations or cash flows. These statements are only presented for periods prior to the adoption of liquidation basis of accounting.

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

As of December 31, 2017 the Fund had on deposit $1,519,455 at ADM Investor Services, Inc., 7,835 at Merrill Lynch, Pierce, Fenner & Smith Inc., and $1,618,597 at INTL FC Stone International inc. As of December 31, 2017, Series A had on deposit $617,702 at ADM Investor Services, Inc., $3,238 at Merrill Lynch, Pierce, Fenner & Smith Inc. and $603,815 at INTL FC Stone International Inc. As of December 31, 2017, Series B had on deposit $901,753 at ADM Investor Services, Inc., $4,597 at Merrill Lynch, Pierce, Fenner & Smith Inc. and $1,014,782 at INTL FC Stone International Inc. As of September 30, 2018, the Fund had on deposit $1,249,369 at ADM Investor Services, Inc. and $1,017,326 at INTL FC Stone Financial Inc. As of September 30, 2018, Series A had on deposit $388,984 at ADM Investor Services, Inc. and $235,506 at INTL FC Stone Financial Inc. As of September 30, 2018, Series B had on deposit $860,385 at ADM Investor Services, Inc. and $781,820 at INTL FC Stone Financial Inc.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There was no Level 3 holdings at September 30, 2018 and December 31, 2017 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2018 and December 31, 2017:

Superfund Green, L.P.

	Balance September 30, 2018	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$148,307	$148,307	$—	$—
Futures contracts purchased	155,226	155,226	—	—

Total Assets Measured at Fair Value	$303,533	$303,533	$—	$—

LIABILITIES
Futures contracts sold	$117,943	$117,943	$—	$—
Futures contracts purchased	155,493	155,493	—	—

Total Liabilities Measured at Fair Value	$273,436	$273,436	$—	$—

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$111,436	$111,436	$—	$—
Futures contracts purchased	304,814	304,814	—	—

Total Assets Measured at Fair Value	$416,250	$416,250	$—	$—

LIABILITIES
Futures contracts sold	$99,629	$99,629	$—	$—
Futures contracts purchased	103,106	103,106	—	—

Total Liabilities Measured at Fair Value	$202,735	$202,735	$—	$—

Superfund Green, L.P. - Series A

	Balance September 30, 2018	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$29,737	$29,737	$—	$—
Futures contracts purchased	7,927	7,927	—	—

Total Assets Measured at Fair Value	$37,664	$37,664	$—	$—

LIABILITIES
Futures contracts sold	$22,810	$22,810	$—	$—
Futures contracts purchased	28,352	28,352	—	—

Total Liabilities Measured at Fair Value	$51,162	$51,162	$—	$—

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$28,065	$28,065	$—	$—
Futures contracts purchased	79,285	79,285	—	—

Total Assets Measured at Fair Value	$107,350	$107,350	$—	$—

LIABILITIES
Futures contracts sold	$29,848	$29,848	$—	$—
Futures contracts purchased	25,178	25,178	—	—

Total Liabilities Measured at Fair Value	$55,026	$55,026	$—	$—

Superfund Green, L.P. - Series B

	Balance September 30, 2018	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$118,570	$118,570	$—	$—
Futures contracts purchased	147,299	147,299	—	—

Total Assets Measured at Fair Value	$265,869	$265,869	$—	$—

LIABILITIES
Futures contracts sold	$95,133	$95,133	$—	$—
Futures contracts purchased	127,141	127,141	—	—

Total Liabilities Measured at Fair Value	$222,274	$222,274	$—	$—

	Balance December 31, 2017	Level 1	Level 2	Level 3
ASSETS
Futures contracts sold	$83,371	$83,371	$—	$—
Futures contracts purchased	225,529	225,529	—	—

Total Assets Measured at Fair Value	$308,900	$308,900	$—	$—

LIABILITIES
Futures contracts sold	$69,781	$69,781	$—	$—
Futures contracts purchased	77,928	77,928	—	—

Total Liabilities Measured at Fair Value	$147,709	$147,709	$—	$—

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

Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Green, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities in liquidation, as of September 30, 2018, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2018	Liability Derivatives at September 30, 2018	Net
Futures contracts	Futures contracts purchased	$155,226	$(155,493)	$(267)
Futures contracts	Futures contracts sold	148,307	(117,943)	30,364

Totals		$303,533	$(273,436)	$30,097

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$304,814	$(103,106)	$201,708
Futures contracts	Futures contracts sold	111,436	(99,629)	11,807

Totals		$416,250	$(202,735)	$213,515

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2018 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$56,073	$—	$—	$56,073
INTL FCStone	(25,976)	—	—	(25,976)

Totals	$30,097	$—	$—	$30,097

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$98,331	$—	$—	$98,331
INTL FCStone	115,184	—	—	115,184

Totals	$213,515	$—	$—	$213,515

Effects of Derivative Instruments on the Statement of Operations for the two months ended August 31, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(10,042)	$—
Futures contracts	Realized and change in unrealized loss on futures and forward contracts	38,323	(23,374)

Total		$28,281	$(23,374)

Effects of Derivative Instruments on the Statement of Operations for the eight months ended August 31, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(36,470)	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	(206,904)	(156,001)

Total		$(243,374)	$(156,001)

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(13,560)	$5,313
Futures contracts	Realized and change in unrealized loss on futures and forward contracts	194,487	325,413

Total		$180,927	$330,726

Effects of Derivative Instruments on the Statement of Operations for the Nine months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized loss on futures and forward contracts	$(13,756)	$8,619
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	1,010,380	60,675

Total		$996,624	$69,294

Superfund Green, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$11,305	0.3	$(2,700)	(0.1)	$38,475	0.9		$(16,215)	(0.4)	$30,865
Energy	47,084	1.1	—	—	—	—		(38,278)	(0.9)	8,806
Financial	4,611	0.1	(62,840)	(1.4)	38,219	0.9		(5,100)	(0.1)	(25,110)
Food & fiber	5,009	0.1	(44,294)	(1.0)	38,028	0.9		(17,338)	(0.4)	(18,595)
Indices	78,399	1.8	(27,593)	(0.6)	4,380	0.1		(10,533)	(0.2)	44,653
Livestock	2,850	0.1	—	—	75	0.0	*	(7,188)	(0.2)	(4,263)
Metals	5,968	0.1	(18,066)	(0.4)	29,130	0.7		(23,291)	(0.5)	(6,259)

Totals	$155,226	3.6	$(155,493)	(3.5)	$148,307	3.5		$(117,943)	(2.7)	$30,097

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2017
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Currency	$51,395	0.6		$—	—	$18,884	0.2		$(5,224)	(0.1)	$65,055
Financial	5,595	0.1		(62,302)	(0.7)	29,936	0.3		(4,437)	(0.1)	(31,208)
Food & Fiber	713	0.0	*	(16,279)	(0.2)	36,826	0.4		(37,642)	(0.4)	(16,382)
Indices	102,526	1.2		(24,527)	(0.3)	23,260	0.3		(5,075)	(0.1)	96,184
Metals	77,460	0.9		—	—	463	0.0	*	(8,281)	(0.1)	69,642
Livestock	—	—		—	—	340	0.0	*	—	—	340
Energy	67,127	0.8		—	—	1,730	0.0	*	(38,973)	(0.4)	29,884

Totals	$304,816	3.5		$(103,108)	(1.2)	$111,439	1.3		$(99,632)	(1.2)	$213,515

*	Due to rounding – amount is less than 0.05%

Superfund Green L.P. monthly contract volume: For the two months ended August 31, 2018, the monthly average futures and forward contracts bought were 908 and the monthly average futures and forward contracts sold were 936. For the eight months ended August 31, 2018, the monthly average futures and forward contracts bought were 1,291 and the monthly average futures and forward contracts sold were 866. For the three months ended September 30, 2017, the monthly average futures contracts bought was 1,209 and the monthly average futures contracts sold was 259. For the nine months ended September 30, 2017 the monthly average futures contracts bought was 1,534 and the monthly average futures and forward contracts sold were 442.

Superfund Green, L.P. trading results by market sector:

	For the Two Months Ended August 31, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(10,042)	$—	$(10,042)
Currency	(6,575)	(7,893)	(14,468)
Energy	(19,183)	(40,553)	(59,736)
Financial	9,702	(29,706)	(20,004)
Food & Fiber	9,200	39,298	48,498
Indices	(16,970)	74,256	57,286
Livestock	(17,730)	6,047	(11,683)
Metals	79,879	(64,823)	15,056

Total net trading gains	$28,281	$(23,374)	$4,907

	For the Eight Months Ended August 31, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(36,470)	$—	$(36,470)
Currency	(84,681)	(55,331)	(140,012)
Energy	(16,903)	(42,574)	(59,477)
Financial	367,378	67,025	434,403
Food & Fiber	(291,422)	44,664	(246,758)
Indices	(203,183)	(79,461)	(282,644)
Livestock	1,000	(2,315)	(1,315)
Metals	20,907	(88,009)	(67,102)

Total net trading losses	$(243,374)	$(156,001)	$(399,375)

	For the Three Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(13,560)	$5,313	$(8,247)
Currency	118,747	(50,341)	68,406
Energy	42,851	80,072	122,923
Financial	(18,462)	97,338	78,876
Food & Fiber	(20,038)	20,394	356
Indices	49,370	189,166	238,536
Livestock	(37,820)	(2,930)	(40,750)
Metals	59,839	(8,286)	51,553

Total net trading gains	$180,927	$330,726	$511,653

	For the Nine Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(13,756)	$8,619	$(5,137)
Currency	(70,930)	10,925	(60,005)
Financial	(2,639)	(76,213)	(78,852)
Food & Fiber	(51,799)	(523)	(52,322)
Indices	1,469,637	76,671	1,546,308
Metals	(16,160)	(19,155)	(35,315)
Livestock	(53,000)	45,800	(7,200)
Energy	(264,729)	23,170	(241,559)

Total net trading losses	$996,624	$69,294	$1,065,918

Superfund Green, L.P. - Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities in liquidation, as of September 30, 2018, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2018	Liability Derivatives at September 30, 2018	Net
Futures contracts	Futures contracts purchased	$7,927	$(28,352)	$(20,425)
Futures contracts	Futures contracts sold	29,737	(22,810)	6,927

Totals		$37,664	$(51,162)	$(13,498)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$79,285	$(25,178)	$54,107
Futures contracts	Futures contracts sold	28,065	(29,848)	(1,783)

Totals		$107,350	$(55,026)	$52,324

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2018 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$(330)	$—	$—	$(330)
INTL FCStone	(13,168)	—	—	(13,168)

Totals	$(13,498)	$—	$—	$(13,498)

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$19,389	$—	$—	$19,389
INTL FCStone	32,935	—	—	32,935

Totals	$52,324	$—	$—	$52,324

Effects of Derivative Instruments on the Statement of Operations for the two months ended August 31, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(2,572)	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	12,458	(19,819)

Total		$9,886	$(19,819)

Effects of Derivative Instruments on the Statement of Operations for the eight months ended August 31, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(9,325)	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	(26,452)	(50,564)

Total		$(35,777)	$(50,564)

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(5,288)	$1,762
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	25,604	95,048

Total		$20,316	$96,810

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(2,778)	$4,781
Futures contracts	Realized and change in unrealized gain ( loss) on futures and forward contracts	275,848	4,520

Total		$273,070	$9,301

Superfund Green, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$3,300	0.2		$—	—	$9,900	0.7		$(3,721)	(0.3)	$9,479
Energy	—	—		—	—	—	—		(7,322)	(0.5)	(7,322)
Financial	469	0.0	*	(11,780)	(0.8)	9,469	0.6		(1,251)	(0.1)	(3,093)
Food & Fiber	587	0.0	*	(9,004)	(0.6)	8,310	0.6		(4,419)	(0.3)	(4,526)
Indices	3,571	0.2		(4,843)	(0.3)	455	0.0	*	(1,577)	(0.1)	(2,394)
Livestock	—	—		—	—	75	0.0	*	(1,440)	(0.1)	(1,365)
Metal	—	—		(2,725)	(0.2)	1,528	0.1		(3,080)	(0.2)	(4,277)

Totals	$7,927	0.4		$(28,352)	(1.9)	$29,737	2.0		$(22,810)	(1.6)	$(13,498)

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2017
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$14,668	0.4		$—	—	$4,979	0.2	$(1,113)	(0.0)*	$18,534
Financial	1,865	0.1		(17,466)	(0.5)	8,110	0.2	—	—	(7,491)
Food & Fiber	237	0.0	*	(4,330)	(0.1)	8,673	0.3	(12,523)	(0.4)	(7,943)
Indices	26,872	0.8		(3,382)	(0.1)	6,303	0.2	(1,285)	(0.0)*	28,508
Metals	19,225	0.6		—	—	—	—	(2,365)	(0.1)	16,860
Energy	16,418	0.5		—	—	—	—	(12,562)	(0.4)	3,856

Totals	$79,285	2.4		$(25,178)	(0.7)	$28,065	0.9	$(29,848)	(0.9)	$52,324

*	Due to rounding – amount is less than 0.05%

Series A monthly contract volume: For the two months ended August 31, 2018, the monthly average futures and forward contracts bought were 223 and the monthly average futures and forward contracts sold were 233. For the eight months ended August 31, 2018, the monthly average futures and forward contracts bought were 323 and the monthly average futures and forward contracts sold were 220. For the three months ended September 30, 2017, the monthly average futures and forward contracts bought were 341 and the monthly average futures and forward contracts sold were 68. For the nine months ended September 30, 2017, the monthly average futures and forward contracts bought were 450 and the monthly average futures and forward contracts sold were 133.

Series A trading results by market sector:

	For the Two Months Ended August 31, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,572)	$—	$(2,572)
Currency	2,738	(5,069)	(2,331)
Energy	(9,806)	(340)	(10,146)
Financial	(4,747)	(9,294)	(14,041)
Food & Fiber	1,844	10,064	11,908
Indices	(6,212)	5,487	(725)
Livestock	(2,520)	2,680	160
Metals	31,161	(23,347)	7,814

Total net trading gains (losses)	$9,886	$(19,819)	$(9,933)

	For the Eight Months Ended August 31, 2018
	Net Realized Gain (Losses)	Change in Net Unrealized Gain (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(9,325)	$—	$(9,325)
Currency	(3,260)	(16,763)	(20,023)
Energy	(28,124)	(7,340)	(35,464)
Financial	93,215	9,842	103,057
Food & Fiber	(81,573)	16,231	(65,342)
Indices	(34,061)	(29,741)	(63,802)
Livestock	4,120	540	4,660
Metals	23,231	(23,333)	(102)

Total net trading gains (losses)	$(35,777)	$(50,564)	$(86,341)

	For the Three Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(5,288)	$1,762	$(3,526)
Currency	26,426	(11,112)	15,314
Energy	10,216	15,127	25,343
Financial	(2,945)	26,117	23,172
Food & Fiber	(8,944)	9,083	139
Indices	2,802	47,511	50,313
Livestock	(8,920)	(730)	(9,650)
Metals	6,969	9,052	16,021

Total net trading gains (losses)	$20,316	$96,810	$117,126

	For the Nine Months Ended September 30, 2017
	Net Realized Gain (Losses)	Change in Net Unrealized Gain (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,778)	$4,781	$2,003
Currency	(32,049)	6,383	(25,666)
Financial	(1,861)	(28,057)	(29,918)
Food & Fiber	(18,382)	(2,521)	(20,903)
Indices	402,617	7,011	409,628
Metals	(16,218)	3,721	(12,497)
Livestock	(16,490)	18,160	1,670
Energy	(41,769)	(177)	(41,946)

Total net trading gains (losses)	$273,070	$9,301	$282,371

Superfund Green, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities in liquidation, as of September 30, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2018	Liability Derivatives at September 30, 2018	Net
Futures contracts	Futures contracts purchased	$147,299	$(127,141)	$20,158
Futures contracts	Futures contracts sold	118,570	(95,133)	23,437

Totals		$265,869	$(222,274)	$43,595

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2017, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2017	Liability Derivatives at December 31, 2017	Net
Futures contracts	Futures contracts purchased	$225,529	$(77,928)	$147,601
Futures contracts	Futures contracts sold	83,371	(69,781)	13,590

Totals		$308,900	$(147,709)	$161,191

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of September 30, 2018 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$56,402	$—	$—	$56,402
INTL FCStone	(12,807)	—	—	(12,807)

Totals	$43,595	$—	$—	$43,595

The Fund’s financial assets, derivative assets and cash collateral held by counterparties as of December 31, 2017 is as follows:

		Gross Amounts Not Offset in the Statement of Assets and Liabilities
Counterparty	Net Amount of Assets in the Statement of Assets and Liabilities	Financial Instruments Pledged	Cash Collateral Received	Net Amount
ADMIS	$78,942	$—	$—	$78,942
INTL FCStone	82,249	—	—	82,249

Totals	$161,191	$—	$—	$161,191

Effects of Derivative Instruments on the Statement of Operations for the two months ended August 31, 2018:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(7,470)	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	25,865	(3,555)

Total		$18,395	$(3,555)

Effects of Derivative Instruments on the Statement of Operations for the eight months ended August 31, 2018:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(27,145)	$—
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	(180,452)	(105,437)

Total		$(207,597)	$(105,437)

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2017:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(8,272)	$3,551
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	168,883	230,365

Total		$160,611	$233,916

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2017:

Derivatives Not Accounted for as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	$(10,978)	$3,838
Futures contracts	Realized and change in unrealized gain (loss) on futures and forward contracts	734,532	56,155

Total		$723,554	$59,993

Superfund Green, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2018 and December 30, 2017:

	As of September 30, 2018
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$8,005	0.3	$(2,700)	(0.1)	$28,575	1.0	$(12,494)	(0.4)	$21,386
Energy	47,083	1.6	—	—	—	—	(30,956)	(1.0)	16,127
Financial	4,143	0.1	(51,060)	(1.7)	28,750	1.0	(3,849)	(0.1)	(22,016)
Food & Fiber	4,422	0.1	(35,290)	(1.2)	29,718	1.0	(12,919)	(0.4)	(14,069)
Indices	74,828	2.5	(22,750)	(0.8)	3,925	0.1	(8,956)	(0.3)	47,047
Livestock	2,850	0.1	—	—	—	—	(5,748)	(0.2)	(2,898)
Metals	5,968	0.2	(15,341)	(0.5)	27,602	0.9	(20,211)	(0.7)	(1,982)

Totals	$147,299	4.9	$(127,141)	(4.3)	$118,570	4.0	$(95,133)	(3.1)	$43,595

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2017
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Currency	$36,727	0.7		$—	—	$13,905	0.3		$(4,111)	(0.1)	$46,521
Financial	3,730	0.1		(44,836)	(0.8)	21,826	0.4		(4,437)	(0.1)	(23,717)
Food & Fiber	474	0.0	*	(11,947)	(0.2)	28,150	0.5		(25,116)	(0.5)	(8,439)
Indices	75,654	1.4		(21,145)	(0.4)	16,957	0.3		(3,790)	(0.1)	67,676
Metals	58,235	1.1		—	—	463	0.0	*	(5,916)	(0.1)	52,782
Livestock	—	—		—	—	340	0.0	*	—	—	340
Energy	50,709	0.9		—	—	1,730	0.0	*	(26,411)	(0.5)	26,028

Totals	$225,529	4.2		$(77,928)	(1.4)	$83,371	1.5		$(69,781)	(1.4)	$161,191

*	Due to rounding – amount is less than 0.05%

Series B monthly contract volume: For the two months ended August 31, 2018, the monthly average futures and forward contracts bought were 685 and the monthly average futures and forward contracts sold were 703. For the eight months ended August 31, 2018, the monthly average futures and forward contracts bought were 968 and the monthly average futures and forward contracts sold were 646. For the three months ended September 30, 2017, the monthly average futures and forward contracts bought were 867 and the monthly average futures and forward contracts sold were 191. For the nine months ended September 30, 2017, the monthly average futures and forward contracts bought were 1,083 and the monthly average futures and forward contracts sold were 309.

Series B trading results by market sector:

	For the Two Months Ended August 31, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(7,470)	$—	$(7,470)
Currency	(9,313)	(2,824)	(12,137)
Energy	(9,377)	(40,213)	(49,590)
Financial	14,449	(20,412)	(5,963)
Food & Fiber	7,356	29,234	36,590
Indices	(10,758)	68,769	58,011
Livestock	(15,210)	3,367	(11,843)
Metals	48,718	(41,476)	7,242

Total net trading gains (losses)	$18,395	$(3,555)	$14,840

	For the Eight Months Ended August 31, 2018
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(27,145)	$—	$(27,145)
Currency	(81,421)	(38,568)	(119,989)
Energy	11,221	(35,234)	(24,013)
Financial	274,163	57,183	331,346
Food & Fiber	(209,849)	28,433	(181,416)
Indices	(169,122)	(49,720)	(218,842)
Livestock	(3,120)	(2,855)	(5,975)
Metals	(2,324)	(64,676)	(67,000)

Total net trading gains (losses)	$(207,597)	$(105,437)	$(313,034)

	For the Three Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(8,272)	$3,551	$(4,721)
Currency	92,321	(39,229)	53,092
Energy	32,635	64,945	97,580
Financial	(15,517)	71,221	55,704
Food & Fiber	(11,094)	11,311	217
Indices	46,568	141,655	188,223
Livestock	(28,900)	(2,200)	(31,100)
Metals	52,870	(17,338)	35,532

Total net trading gains (losses)	$160,611	$233,916	$394,527

	For the Nine Months Ended September 30, 2017
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(10,978)	$3,838	$(7,140)
Currency	(38,881)	4,542	(34,339)
Financial	(778)	(48,156)	(48,934)
Food & Fiber	(33,417)	1,998	(31,419)
Indices	1,067,020	69,660	1,136,680
Metals	58	(22,876)	(22,818)
Livestock	(36,510)	27,640	(8,870)
Energy	(222,960)	23,347	(199,613)

Total net trading gains (losses)	$723,554	$59,993	$783,547

5. Due from/to brokers

Due from brokers consists of proceeds from cash and unsettled trades. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2018 and December 31, 2017, there were no amounts due to brokers.

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

8. Financial highlights

Financial highlights for the period January 1 through August 31, 2018 and January 1 through September 30, 2017 are as follows:

	January 1 through August 31, 2018		January 1 Through September 30, 2017
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(8.2)%	(11.5)%	3.1%	10.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(8.2)%	(11.5)%	3.1%	10.5%

Ratios to average partners’ capital**
Operating expenses before incentive fees	(6.2)%	(6.1)%	(6.4)%	(6.4)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	(6.2)%	(6.1)%	(6.4)%	(6.4)%

Net investment loss	(6.0)%	(5.9)%	(5.9)%	(6.0)%

Net asset value per unit, beginning of period	$1,099.78	$1,359.98	$989.50	$1,049.01
Net investment loss	(42.97)	(51.45)	(45.01)	(49.85)
Net gain on investments	(49.13)	(101.44)	74.60	157.66

Total income (loss) from operations	(92.10)	(152.89)	29.59	107.81

Net asset value per unit, end of period	$1,007.68	$1,207.09	$1,019.09	$1,156.82

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(88.45)	$(153.07)	$31.37	$109.25

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)upon change in net asset value per Unit)	$(92.10)	$(152.89)	$29.59	$107.81

Financial highlights for the period July 1 through August 31, 2018 and July 1 through September 30, 2017 are as follows:

	July 1 Through August 31, 2018		July 1 Through September 30, 2017
	Series A	Series B	Series A	Series B
Total return before incentive fees*	(1.8)%	(1.1)%	2.0%	6.6%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(1.8)%	(1.1)%	2.0%	6.6%

Ratios to average partners’ capital**
Operating expenses before incentive fees	(6.2)%	(6.1)%	(6.3)%	(6.4)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	(6.2)%	(6.1)%	(6.3)%	(6.4)%

Net investment loss	(6.0)%	(5.9)%	(5.9)%	(6.0)%

Net asset value per unit, beginning of period	$1,024.14	$1,219.34	$999.67	$1,086.77
Net investment loss	(10.24)	(12.11)	(15.01)	(16.99)
Net gain on investments	(6.22)	(0.14)	34.43	87.04

Total income (loss) from operations	(16.46)	(12.25)	19.42	70.05

Net asset value per unit, end of period	$1,007.68	$1,207.09	$1,019.09	$1,156.82

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(16.80)	$(12.30)	$20.26	$71.23

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)upon change in net asset value per Unit)	$(16.46)	$(12.25)	$19.42	$70.05

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $356,356 and $298,842, respectively, at August 31, 2018.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $44,942 and $43,183, respectively, at August 31, 2018.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $311,414 and $255,659, respectively, at August 31, 2018.

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

The majority of these futures and forwards mature within one year of September 30, 2018. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on October 22, 2002. The initial offering terminated on October 31, 2002 and the Fund commenced operations on November 5, 2002. The continuing offering period commenced at the termination of the initial offering period and ended May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2018, redemptions totaled $2,163,724. For the quarter ended September 30, 2018, redemption totaled $787,460 in Series A and $1,376,264 in Series B.

On August 28, 2018, the liquidation determination date, Superfund Capital Management Inc. (General Partner), announced that Superfund Green L.P. will be closed effective December 31, 2018, the liquidation date. The decision was made due to the decline in aggregated assets under management (AUM) which resulted in the General Partner absorbing some of the Funds expenses. All investors were encouraged to redeem their investments from the Fund prior to November 26, 2018. After the liquidation determination it became eminent for the Fund to adopt the liquidation basis of accounting, whereby assets are measured at the estimated amount of cash or other consideration that the Fund expects to collect in settling or disposing of those assets. Liabilities are measured at their estimated settlement amounts including costs the Fund expects to incur through the end of its liquidation. These estimated amounts are undiscounted and are recorded to the extent the Fund has a reasonable basis for estimation.

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

RESULTS OF OPERATIONS

Two Months Ended August 31, 2018

In light of the adoption of liquidation basis of accounting as of the August 28, 2018 (liquidation determination date), the results of operations for the current period is not comparable to the prior period. The Fund reports its result of operations for the two months period ended on August 31, 2018 for this quarter.

Series A:

Net results for the quarter ended August 31, 2018, were a loss of (1.8)% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $38,436. This decrease consisted of investment income of $766, trading loss of $9,933 and total expenses of $29,269. Expenses included $7,362 in management fees, $597 in operating expenses, $15,917 in selling commissions, $5,221 in brokerage commissions and $172 in other expenses. At September 30, 2018 and December 31, 2017, the net asset value per Unit of Series A was $970.36 and $1,099.78, respectively.

Series B:

Net results for the quarter ended August 31, 2018, were a loss of (1.1)% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $46,344. This decrease consisted of investment income of $1,288, trading gain of $14,840 and total expenses of $62,472 . Expenses included $14,312 in management fees, $1,160 in operating expenses, $30,945 in selling commissions, and $16,055 in brokerage commissions. At September 30, 2018 and December 31, 2017, the net asset value per Unit of Series B was $1,139.61 and $1,359.98 respectively.

Fund results for 3rd Quarter 2018:

In September, the fund experienced subpar performance with overall returns of -3.70%. These returns were primarily due to positions held in the Energy sector, which attributed -1.21% to the aggregate total. Amongst energy markets, NYMEX Natural Gas and TOCOM Gasoline contributed the most to the fund’s negative returns at -0.78% and -0.27% respectively, as oil prices fell in response to rising U.S. inventories and concerns with demand from emerging markets. Agricultural markets proved to be the second largest negative contributor for the fund with returns of -0.78%, after ample supply in most agricultural markets caused prices to decline. Furthermore, Grains reported a performance of -0.72 % due to bearish correction in markets, caused by the ongoing trade dispute between the U.S. and China. The Bond sector also created downward pressure of -0.47 % on the fund’s performance, following the announcement of the U.S interest rate hike which sent global bond prices lower and treasury yield higher. Subsequently, the fund’s two top performers were the CBT 5-Year Treasury Note and CBT 10-Year Treasury Note. Amongst all the sectors Metals was the only outlier with small gains of 0.02%.

In August, the fund ended the month with returns of -2.57%, as all invested sectors except Agricultural Markets performed unsatisfactory. Amongst these sectors, Stock Indices weighed the most on the fund’s performance with returns of -0.70%. The Eurex DJEurostox proved to be the second worst performing market with returns of -0.3046%, as its long positions suffered with the poor performance of the EuroStoxx, which experienced returns of approximately -3.80% in August on a strengthening of separatist movements in major European countries. LME Aluminum at -0.33% was the fund’s lowest performing market, as metals prices proved volatile throughout the month on the continued tariff war between the US and China. Despite the poor overall performance of the Stock Indices sector this month, the CME_mRussel2k_IX was a top performing market at 0.28%, as the US stocks remain on the path to enter its longest ever bull-market, which can be attributed to strong US economic growth and renewed strength in corporate earnings.

In July, buoyed by strong returns in the Metals and Stock Indices sector the Fund saw moderate gains of 0.99% for the month of July 2018. Short position held in December Comex Gold benefited as Gold prices hit 1-year low after hawkish comments from Fed’s Powell indicated that the central bank will continue to raise borrowing costs gradually, pushing the Dollar higher while diminishing the appeal of non-interest-bearing assets like bullions. Strong US second quarter Gross domestic product (GDP) growth of 4.1 percent, together with impressive strength of corporate earnings saw many global indices jumping to new heights allowing long stock positions to capitalize on the upswing in indices prices. Not to be outdone both the Grains and Agricultural Market sectors provided strong support of 0.39 and 0.28% respectively helping to neutralize the negative performance realized in the Bonds and Energy Sectors. Long positions held in the Eurex EuroSchatz suffered most as yields dipped as expectations for rate hikes were pushed back until at least summer 2019.

Three Months Ended June 30, 2018

Series A:

Net results for the quarter ended June 30, 2018, were a loss of (0.1)% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $17,988. This decrease consisted of investment income of $846, trading gains of $31,407 and total expenses of $50,241. Expenses included $15,448 in management fees, $1,253 in operating expenses, $33,401 in selling commissions and $139 in other expenses. At March 31, 2018 and December 31, 2017, the net asset value per Unit of Series A was $1,094.09 and $1,099.78, respectively.

Series B:

Net results for the quarter ended June 30, 2018, were a loss of (2.7)% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $132,751. This decrease consisted of investment income of $1,209, trading loss of $52,407 and total expenses of $81,553. Expenses included $24,978 in management fees, $2,025 in operating expenses, $54,006 in selling commissions and $544 in other expenses. At March 31, 2018 and December 31, 2017, the net asset value per Unit of Series B was $1,325.56 and $1,359.98 respectively.

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

Three Months Ended September 30, 2017

Series A:

Net results for the quarter ended September 30, 2017, were a loss of 1.1% in net asset value compared to the preceding quarter end. In this period, Series A experienced a net decrease in net assets from operations of $37,120. This decrease consisted of investment income of $3,026, trading gains of $13,103 and total expenses of $53,249. Expenses included $15,792 in management fees, $1,280 in operating expenses, $34,144 in selling commissions, and $2,033 in other expenses. At June 30, 2017 and December 31, 2016, the net asset value per Unit of Series A was $999.67 and $989.50, respectively.

Series B:

Net results for the quarter ended September 30, 2017, were a loss of 0.2% in net asset value compared to the preceding quarter end. In this period, Series B experienced a net decrease in net assets from operations of $8,997. This decrease consisted of investment income of $4,183, trading gains of $66,299 and total expenses of $79,479. Expenses included $23,185 in management fees, $1,880 in operating expenses, $50,131 in selling commissions, and $4,283 in other expenses. At June 30, 2017 and December 31, 2016, the net asset value per Unit of Series B was $1,086.77 and $1,049.01 respectively.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2018 and December 31, 2017.

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

LIQUIDATION BASIS OF ACCOUNTING

As a result of the liquidation plan by the General Partner, the Fund adopted the liquidation basis of accounting as of September 1, 2018 and for subsequent periods in accordance to U.S. GAAP. The Fund measures its investments at the liquidation value that it would expect to receive upon sale of assets or settlement of liabilities. In determining the liquidation value of investments, the Fund, in consultation with the Investment Manager, has determined that fair value under the accounting guidance for fair value measurement under U.S. GAAP best approximates the amounts at September 30, 2018 that the Fund expects to collect on its investments. Any reference hereinafter to fair value is synonymous with liquidation value. The methods and assumptions are therefore the same that would be used to establish the fair value of the investments. As a result of the change to liquidation basis of accounting the Fund no longer presents a statement of operations or cash flows. These statements are only presented for periods prior to the adoption of liquidation basis of accounting.

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

“RULE 3-10 AND 3-16 AMENDMENTS OF REGULATION S-X”

In August 2018, the Securities and Exchange Commission amended rules 3-10 and 3-16 of Regulation S-X to simplify and update disclosure requirements in light of other Commission disclosure requirements, U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and changes in information environment. The amendment is intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information currently provided to investors. This guidance is effective on November 5, 2018. The Fund adopted these amendments as of November 5, 2018 and the adoption did not have a material impact on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended September 30, 2018.

(b) Pursuant to the Fund’s Sixth Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the two months ended August 31, 2018:

Series A:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2018	0.000	1,034.23
August 31, 2018	151.471	1,007.68

	151.471

Series B:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2018	8.998	1,237.97
August 31, 2018	131.622	1,207.09

	140.620

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 14, 2018	SUPERFUND GREEN, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

	By:	/s/ Craig Lucas
Craig Lucas
Managing Director and Principal Executive Officer

	By:	/s/ Jim Douglas
Jim Douglas
Vice Head of Back Office and Principal Financial Officer